Form 10KSB
period 2001-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2002-04-01
CIK 1076522

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   ------------------------------------------
                                   FORM 10-KSB
(Mark  one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the fiscal year ended     December 31, 2001
                                                ---------------------

                                       OR

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition Period from ________ to ________

                         Commission file number: 0-49638
                                                 -------

                       INTERNATIONAL COMMERCIAL TELEVISION INC.
                       ----------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                               76-0621102
               ---------                             -----------
    (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)

          Suite 203B Kimmen Center
           2300 N. Dixie Highway
               Boca Raton, FL                             33431-7657
  (Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number:  (561) 417-0882
                                              ---------------

Securities registered under Section 12(b) of the Exchange Act:

              (Title of Class)             Name of exchange on which registered

                 None                                    None
-------------------------------------     -------------------------------------

Securities registered under Section 12(g)
  of the Exchange Act:                         Common Stock,  $0.001 par value
                                             -----------------------------------
                                                       (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] The Issuer has not been subject to such filing requirements for the past 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:    $1,239,685
                                                              ----------------

The aggregate market value of the common stock held by non-affiliates of the registrant on March 26, 2002, computed by reference to the price at which the registrant's common stock is being sold in its registered offering of common stock, was approximately $323,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 26, 2002, the registrant had 10,272,833 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents  Incorporated  by  Reference:  None

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ]  No [X]

                             INTERNATIONAL COMMERCIAL TELEVISION INC.

                                                INDEX TO
                                      ANNUAL REPORT ON FORM 10-KSB
                                  FOR THE YEAR ENDED DECEMBER 31, 2001


PART I                                                                                             PAGE
Item 1.     Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.     Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    13

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . .    13
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations    15
Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.    22

PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
            Section 16(a) of the Exchange Ac. . . . . . . . . . . . . . . . . . . . . . . . . . .    23
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
Item 11.    Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .    27
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .    29
Item 13.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    30

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   .32

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .F-1

                                     PART I

FORWARD-LOOKING  STATEMENTS

The matters discussed in this Form 10-KSB may contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by International Commercial Television Inc. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that International Commercial Television Inc. achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and International Commercial Television Inc. assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by International Commercial Television Inc. in its reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

OVERVIEW

We produce long-form and short-form infomercials and sell our proprietary brands of advertised products directly to our viewing audience. The goal of our business plan is to create brand awareness through our infomercials so that these brands and their families of products may be sold in dedicated shelf-space areas by product category in traditional retail stores. We acquire the rights to the products that we market via licensing agreements, acquisition and in-house development. We currently sell these products domestically and internationally via infomercials. Our success is dependent, in part, on our ability to:

     -    source suitable direct response television products;

     - produce profitable infomercials that attract and retain viewer interest;

     -    create brand awareness through our infomercials; and

     - capitalize on the brand awareness we create in our infomercials to sell the products featured in our infomercials, along with related families of products, in traditional retail stores under our established brands.

We currently produce short-form and long-form infomercials. A short-form infomercial is a 30-second, 60-second, or 120-second direct response commercial, while a long-form infomercial is a 28-minute-and-30-second direct response commercial. Short-form infomercials generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less. Long-form infomercials generally feature products with a selling price of $30 - $300 and are generally unique, with more benefits and features, and thus a need for lengthier demonstrations and explanations.

While our domestic division was our primary revenue source for the fiscal year ended December 31, 2000, our international division was our primary revenue source for the fiscal year ended December 31, 2001. Over 99% of our sales for the year ended December 31, 2001, were generated from products sold on international infomercials, compared to approximately 33% of our sales for the fiscal year ended December 31, 2000. Our focus for the year 2001 shifted to the international market for several reasons. First, we perceived a high demand for infomercial products in the international market. Second, our management has relationships with several international infomercial operators, and we thought we could use those relationships to our advantage, especially when marketing third-party products. Third, we decided to postpone marketing Derma Wand, one of our primary products, in the United States until we obtain FDA clearance, but we do have clearance to market Derma Wand internationally.

Finally, many of our infomercials for our primary products are in need of updating, and we felt we should wait until we have the funding to modernize the infomercials before we air them in the United States. Although we plan to continue to devote attention to and to expand our international operations, we expect the vast majority of our revenue in the future to come from domestic sales.

In addition to products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), we act as the international distributor for products owned by third parties (which we refer to as "third-party products"). For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. In most instances, there are previously existing infomercials for the third-party products. We generated approximately 69% of our total revenue for the year ended December 31, 2001, from the sale of third-party products.

We are a Nevada corporation, and our headquarters are located at Suite 203B Kimmen Center, 2300 N. Dixie Highway, Boca Raton, Florida 33431-7657.

CORPORATE  HISTORY

Our predecessor, The Gun Store, Inc., was incorporated in Montana on February 11, 1993. On June 25, 1998, The Gun Store, Inc. reincorporated in Nevada under a voluntary share exchange with Moran Dome Exploration, Inc., a Nevada corporation. Moran Dome was incorporated on June 25, 1998. Under the exchange, The Gun Store's 100 issued and outstanding shares of common stock were exchanged pro rata for 1,000,000 shares of Moran Dome Exploration, Inc. common stock. At the same time, Moran Dome entered into an agreement with Canadex Ventures Inc. for the rights to market, manufacture and use oxygen-enriched water for mining and mineral extraction in Alaska. The agreement with Canadex terminated on or about December 1998. Moran Dome entered into a similar agreement with David R. Mortenson & Associates in April 1999, for the license to manufacture and use a product known as Biocatalyst for mining, mineral extraction and ore processing. Moran Dome did not adequately exploit the rights granted by David R. Mortenson & Associates, and those rights lapsed.

In April 2000, Moran Dome entered into and closed a share and option purchase agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust, which owned or controlled all of the equity interest in Windowshoppc.com Limited, R.J.M. Ventures Limited and Better Blocks International Limited. Under the agreement, Moran Dome purchased all of the equity interest in Windowshoppc.com Limited and R.J.M. Ventures Limited and an option to purchase all of the equity in Better Blocks International Limited, as well as a license to all of the assets owned by Better Blocks International Limited. The purchase price under the agreement was 8,000,000 shares of Moran Dome's common stock and a $590,723 promissory note. The option exercise price is the issuance of another 500,000 shares of our common stock.

Following the transaction with The Better Blocks Trust, our objective has been to acquire products by either licensing arrangement or acquisition that are suitable for profitable direct response television advertising.

In March 2001, we amended and restated our articles of incorporation and changed our name from Moran Dome Exploration, Inc. to International Commercial Television Inc.

INDUSTRY  OVERVIEW

In 1984 the Federal Communications Commission (FCC) repealed its limitations on advertising minutes per hour, which permitted the sale of 30-minute blocks of television advertising and the birth of the infomercial industry. Prior to 1984, it was virtually impossible to produce a television infomercial, because the maximum allowable minutes of commercial messages per hour was only 16 minutes under FCC standards. By the 1980s, the cable television industry was no longer regulated, which resulted in a rapid abundance of cable channels. The increase in cable channels meant there was more available media time. The producers of infomercials capitalized on this by purchasing media time from cable channels to air their infomercials. The infomercials combined the concepts of retail marketing and direct response marketing into a talk-show-type format. In the 1980s, increased attention from the FTC, as well as from federal and state consumer protection agencies, led to more stringent regulation of the industry and the development of the National Infomercial Marketing

Association (now the Electronic Retailing Association) as a self-regulatory organization. Infomercials and home shopping channels soon became a widely accepted manner by which to obtain information regarding products and services and to purchase products and services from home. As time has progressed, the infomercial industry has grown steadily to include a greater variety and quantity of products marketed through infomercials.

MARKET  OPPORTUNITY

     DIRECT  RESPONSE  TELEVISION  INDUSTRY

The direct response television industry continues to grow. According to a study by the Direct Marketing Association, which was coordinated by the WEFA Group, consumer sales in the United States from direct response television grew from $42.1 billion in 1995 to $69.8 billion in 2000, a 10.6% year-over-year growth rate. Sales for 2005 are projected to reach $101.8 billion.

     TRADITIONAL  US  RETAIL  MARKET

According to the U.S. Census Bureau, the total value of U.S. retail sales for the year 2000 was $3.08 trillion. Census data provides that retail sales of automotive parts and accessories (including tire stores) amounted to $73.6 billion; sales of household appliances amounted to $12.3 billion; sales of hardware appliances amounted to $14.7 billion; and sales of health and personal care products amounted to $158.5 billion. These figures represent the value of goods purchased in retail stores under each category and do not include electronic shopping or mail order shopping.

THE  INTERNATIONAL  COMMERCIAL  TELEVISION  SOLUTION

We have noticed that many of our competitors who produce successful infomercials fail to capitalize on that success by associating the products featured in their infomercials with a particular brand. We think that there is a unique opportunity to do so. Our goal is to create several brands of products and to introduce our brands of products to the market by airing infomercials featuring one or a few anchor products for each particular brand. As our brands achieve recognition through the infomercial of the anchor product(s), we plan to sell the anchor product(s) and related families of products under those brands in traditional retail stores. Our objective is to have our brands of proprietary products sold in retail stores in dedicated shelf space areas by product category. We are currently developing the infrastructure we will need to develop our brands and to take families of products under those brands to the traditional retail environment.

OUR  PROPOSED  BRANDS  AND  CURRENT  PRODUCTS

We continually seek to develop, acquire or obtain the license to consumer products that we feel can be distributed and marketed profitably, especially in the retail environment. Our success depends, in part, on our ability to market products that appeal to viewers and that can be easily associated with a particular brand. In order to succeed, we must also be cognizant of the need to identify new products to supplement and possibly replace our existing product lines as they mature through product life cycles.

We feel that our product development and marketing department is the backbone of our company. We put forth extensive effort to research and develop new products that are unique and that will be suitable both for direct response marketing in infomercials and for sale in traditional retail stores. Our development of new product ideas stems from a variety of sources, including inventors, trade shows, strategic alliances with manufacturing and consumer product companies, industry conferences, and the continuous review of new developments within targeted brand and product categories. In addition, we also receive unsolicited new product proposals from independent parties.

Our Chief Executive Officer, Kelvin Claney, has been sourcing products since 1984 and has made contacts over the years with trading companies, manufacturers and manufacturers' representatives in Hong Kong, Taiwan, United Kingdom, Israel, South Africa, Australia, New Zealand, Canada and the United States. These parties often forward newly-developed products to Mr. Claney to promote and bring them to the marketplace through direct response marketing.

Mr. Claney and his personal representatives have also attended consumer trade and home shows throughout the world, including England, Italy, Germany, France, Israel, Finland, Australia, New Zealand, Canada and the United States. Over the years on such visits, Mr. Claney has established contacts with persons who actively sell and promote various new products and look to have a direct response company market them.

Individual inventors looking to find a direct response marketer to help launch their product are also referred to us by persons Mr. Claney and our management team have come to know over the years through working in the direct response marketing industry.

The Company also internally generates ideas for new products that it wishes to develop. If the Company has an idea for a product, it will present prototype specifications to one of its manufacturers to develop a prototype, and the Company will then evaluate the feasibility of selling the product through an infomercial.

When we evaluate a product for its suitability for an infomercial, we consider how appropriate it is for television demonstration and explanation and how consumers will perceive the value of the product. Part of our selection criteria for new products is as follows:

     - The product must be capable of being profitable in a direct response television advertising environment, i.e., the product is capable of standing a four-to-five mark-up ratio (determined by dividing retail price by cost of goods), while still representing good perceived value to the consumer;

     - The product must have the possibility of being sold in traditional retail stores under a particular brand;

     -    The  product  must  be  well-suited  for  display  on  television;

     - The product must have a unique "hook" to it so that it catches the attention of the viewer;

     - The product must have unique features and what the consumer considers to be "amazing" benefits;

     - The product must be demonstrable. In our experience, the more we can visually demonstrate how the product will change the consumer's life and has compelling, real person testimonials to support it, the greater the opportunity that it will be profitable;

     -    The  product  must  have  mass  audience  appeal;

     -    The  product  must  be  relatively  easy  to  ship;  and

     - The product, in its present form, should be currently otherwise unavailable in the marketplace.

We currently have trademark applications pending with the U.S. Patent and Trademark Office for the following product family brands: Beauty Fx, Home Fx, Fun Fx and Kitchen Fx. We expect to know if our trademarks are accepted by April 2002. In addition, we have a trademark application pending for Auto XL. We received the trademark and the application for the trademark via an assignment from Dimensional Marketing Concepts.

     BEAUTY  FX  AND  DERMA  WAND

If our trademark for Beauty Fx is granted, we intend to market a line of health, beauty, skin care, nail care and cosmetic products under the Beauty Fx brand. We plan to anchor the Beauty Fx brand with a product called Derma Wand. Derma Wand is a compact, completely hand-held, high-frequency skin care appliance that is designed to reduce fine lines and wrinkles and improve overall skin appearance by producing enriched oxygen (ozone) to sterilize the skin.

We have a worldwide, non-exclusive license from Omega 5 Technologies to manufacture, market and distribute Derma Wand. We began to market Derma Wand in April 2000. Approximately 63% of our revenue for the year ended December 31, 2000, came from sales of Derma Wand during our test-market phase. Upon completion of our test-market of Derma Wand, we decided to postpone selling it in the United States, because we were concerned that it might be classified by the FDA as a medical device under the FDC Act, which requires pre-market approval clearance. We are currently working with Omega 5 Technologies to obtain this clearance from the FDA, as is more fully described under the section entitled "Government Regulation." We hope to have this clearance within the next fiscal year.

After our United States test market of the Derma Wand infomercial, we began to focus on the international market. For the year ended December 31, 2001, we generated approximately $208,000 in revenue from international sales of Derma Wand. The price consumers pay for Derma Wand varies from country to country, however, it generally ranges from approximately $100-$120.

We anticipate that Derma Wand, and related lines of health, beauty, skin care, nail care and cosmetic products under the Beauty Fx brand, will be our primary source of revenue for the short term. If we are granted our trademark for Beauty Fx, we will adapt our infomercial and packaging for Derma Wand to say that Derma Wand was brought to the consumer by Beauty Fx. If we are not granted the Beauty Fx trademark, we will seek a different brand name for Derma Wand and its related products.

     HOME  FX  AND  SMART  STACKS

If our trademark is granted for Home Fx, we intend to market various housewares and home products under the Home Fx brand. We plan to anchor the Home Fx brand with Smart Stacks. Smart Stacks is a rotating storage system composed of layers of clear plastic trays that stack on top of each other with an opaque base lid and top tray lid. The trays may be stacked as high or low as needed, enabling the system to be tailored to fit into different sizes of cupboards or spaces. At the back of each tray is a round spindle that enables each tray to independently rotate out, such that any one tray in the stack may be opened without dissembling the whole stack. Smart Stacks has the ability to be used as a freestanding or transportable snack and appetizer server. Each clear tray has a removable divider running across it so that the tray may be divided in half in order for two different foods to be stored in the same tray. The system is designed so that individual food odors from each tray will not be transferred to the food in another tray. Smart Stacks may be used for wet food storage in the refrigerator, but also may be used to store a variety of other household items such as dry food, hardware, toys, fishing tackle, cosmetics, stationary and sewing aids.

Prior to April 2000, Smart Stacks was sold by a licensee of our subsidiary, R.J.M. Ventures Limited. The first infomercial for Smart Stacks aired in 1998. To date, we estimate that over one million individual sets of Smart Stacks have been sold throughout South Africa, New Zealand, Japan, Philippines, Spain, Eastern Europe, Germany and the United States. The sales price that consumers pay for Smart Stacks ranges from approximately $29.95 to $39.95.

Our marketing efforts to date with regard to Smart Stacks have focused on the international market. Smart Stacks generated approximately 14% of our total revenue over the fiscal year ended December 31, 2001. We plan to market Smart Stacks domestically in the third quarter of 2002, after we have re-edited the infomercial for re-airing. We will also continue to market Smart Stacks internationally. If we are granted the trademark for Home Fx, we will adapt the infomercial and packaging of Smart Stacks to say that Smart Stacks was brought to the consumer by Home Fx. If we are not granted the Home Fx trademark, we will seek a different brand name for Smart Stacks and its related products.

     FUN  FX  AND  BETTER  BLOCKS

If our trademark application is granted for Fun Fx, we intend to market toys, games and other types of home entertainment under the Fun Fx brand. We plan to anchor the Fun Fx line of products with Better Blocks. Better Blocks is a plastic children's building block system, which, unlike conventional building systems, will bend shape, curve and move. The standard set of Better Blocks is designed for children three years of age and older, while Bigger Better Blocks, which are eight times bigger than the standard Better Blocks, are available for children zero to three years of age. The range of Better Blocks has expanded over the years due to developments in the plastics industry. Better Blocks was first offered in only primary colors, but now is available in glow-in-the-dark, sparkle, and magic color-changing colors.

We acquired the exclusive, royalty-free worldwide license to manufacture, market and distribute Better Blocks under the Share and Option Purchase Agreement with The Better Blocks Trust in April 2000. The Better Blocks infomercial was conceived and developed in 1992 by Kelvin Claney, our chief executive officer and director, and the first infomercial for Better Blocks aired on the Nickelodeon national cable system that year. Various versions of Better Blocks infomercials aired during the 1990s, both domestically and internationally. In one instance on a special 24-hour promotion on QVC-USA, a live home shopping channel, Better Blocks products generated approximately $1.3 million in gross revenue. In addition to the United States, Better Blocks infomercials have aired in Canada, the Middle East, Russia, China, France, Finland, Poland, Hungary, South America, Britain, Australia and New Zealand. The sales price of Better Blocks depends on the type of Better Blocks purchased, but generally ranges from $29.95 to $59.95. For the year ended December 31, 2000, Better Blocks generated approximately 21% of our total revenue. For the year ended December 31, 2001, we did not generate any revenue from Better Blocks, because the Better Blocks longform infomercial is in need of modernization and we decided not to air it. We expect to modernize the longform Better Blocks infomercial in the second quarter of 2002. We expect to air the modernized longform Better Blocks infomercial internationally at the end of the second quarter of 2002 and domestically in the third quarter of 2002. We granted TelAmerica Media
Incorporated ("TAM") the exclusive right to air a shortform Better Blocks infomercial from September 30, 2001 to December 29, 2001, in exchange for a royalty of $1.50 for each 1000-piece Better Blocks kit sold. The 1000-piece combination pack of Better Blocks includes rainbow-colored blocks, sparkle blocks, glow-in-the-dark blocks and magic color-changing blocks. If we are granted the Fun Fx trademark, we will adapt our infomercial and packaging to say that Better Blocks was brought to the consumer by Fun Fx. If we are not granted the Fun Fx trademark, we will seek a different brand name for Better Blocks and its related products.

     KITCHEN  FX

If our trademark application is granted for Kitchen Fx, we intend to market a line of kitchen appliances and utensils under the Kitchen Fx brand. We are in the initial stages of development of a cooking device based on a patent that we were assigned. We plan to have a working model of the cooking device ready in the last quarter of 2002 and to produce an infomercial for it in the first quarter of 2003. Presently, we are evaluating different products, including the cooking device, in the kitchen product category to determine a suitable anchor product to launch under the Kitchen Fx brand. If we are not granted the Kitchen Fx trademark, we will seek a different brand name for our intended kitchen product line.

     AUTO  XL

We have an application for registration pending with the U.S. Patent and Trademark Office for the trademark Auto XL. We received the trademark and the application for its registration via an assignment from Dimensional Marketing Concepts, Inc. in November 2001. We intend to market a range of automotive products under the Auto XL brand, beginning with a protective paint sealant. We have completed development of a prototype of the paint sealant, and we engaged in preliminary product testing of it in the first quarter of 2002. We intend to begin production of an infomercial for the paint sealant by the end of the second quarter of 2002. We plan to expand the product line under the Auto XL brand by developing a full range of paint sealants and other automotive beauty products, in addition to individual specialized additive products for treating engines, powertrains, gasoline and fuel systems. We expect our products that we market under this brand to generate a significant amount of our total revenue beginning in the second half of 2002.

THIRD-PARTY  PRODUCTS

During the last two fiscal years, we rolled out the following third-party products in the international market: Cybersonic, Fight The Fat, Aussie Nads, Auto Hammer and Mojave Sunglasses. Our rights to these third-party products are in the form of informal licenses from the owners of the products to act as the international distributor. As the international distributor, we locate international infomercial operators to air the infomercials, and we receive either royalties from the sales of the products or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. The majority of our total revenue for the year ended December 31, 2001, came from the sales of third-party products, which consisted primarily of Cybersonic and Fight the Fat.

MARKETING,  SALES,  PRODUCTION  AND  DISTRIBUTION

We use infomercials as an initial means to advertise and promote our products, because we feel that infomercials communicate information to a mass market of television viewers in a cost-effective way that creates brand awareness and produces future sales in traditional retail stores. We generally air infomercials in non-peak time slots because media costs are less than peak-time slots. We believe infomercials:

     -    educate the consumer;

     -    develop brand recognition; and

     - allow us to easily measure the results of our marketing efforts so that we can continually market our products on a commercially viable basis.

Infomercials allow us to demonstrate our products so that the consumer has an opportunity to gain an understanding of the functionality and usefulness of the product. With new products, there is a strong need for consumer education, and we feel that infomercials are an effective educational tool.

More importantly, we feel that infomercials create brand recognition. Viewers of a long-form infomercial are exposed to the name and features of a particular brand and product for nearly thirty minutes. We think that this brand recognition will make it easier to market the featured product in the retail environment, because consumers who have seen our infomercials will already have been exposed to the brand. We expect other products within the featured product's family to benefit from brand association in the retail environment. We believe this introduction of product family brands through infomercials will save much time, money and effort that we would otherwise have to spend on marketing if we were to introduce our products to traditional retail without airing the infomercials first.

We also think infomercials are an easy means by which to measure the success of our marketing efforts. We can measure how successful an infomercial is or will be by doing a media test. If the product performs well during test marketing, we can increase the media time for the infomercial. We can also target certain markets by buying media time in particular locations or cities. The products we sell via our infomercials may do well in some markets, but not in others. When orders are placed, we gather demographic information about the purchaser and use this information to determine our future target markets. If a particular infomercial is not generating positive results, we will either stop airing it, or we will decrease our media spending in order to minimize losses.

We contract with several independent companies to manufacture our products. In general, we place an order with the manufacturer and we pay the manufacturer cash upon shipment of the goods. In some instances, we provide the manufacturer with an advance payment to cover a portion of the manufacturers' costs, and we pay the balance after the goods are shipped. Alfred Holt and Co. Ltd. in New Zealand is our Better Blocks manufacturer. Creative Plus Ltd. in China is currently our manufacturer of Smart Stacks and Derma Wand. Protec Co. Ltd. in Taiwan manufactures Cybersonic.

We contract with West Telemarketing to answer phones and capture orders for products sold through our infomercials. Our storage of inventory and fulfillment of orders is performed by Innovative Chemical Corporation, a contract fulfillment company in New York. We contract out these functions to keep our fixed overhead costs to a minimum and to maximize our time for implementing our business plan.

We generally fulfill our orders within 30-50 days of the date customers order our products. If for some reason we are unable to fulfill an order within 50 days of the date of a customer's order, then we provide the customer with a letter explaining the reason for the delay. The letter will also provide the customer with a revised shipping date not to exceed 30 days, and will offer the customer an option to either consent to the delay in shipping or to cancel their order and receive a prompt refund.

     INFOMERCIAL  PRODUCTION

We contract with independent production companies to produce our infomercials. We have relationships with several independent producers, and we contract out such functions as a way to keep our overhead to a minimum. The production companies generally work for cost plus a royalty of between one to two percent of sales, not including shipping and handling. Such royalties are usually paid out over the sales life of the product. In the case of our own products, we are responsible for paying the royalties to our production companies, whereas in the case of third-party products, the owner of the third-party product is responsible for paying royalties to the company that produced its infomercial. We, along with the owner or inventor of the product, as the case may be, will generally have input in the production process. We utilize a company specialist to oversee all scripting, filming and editing of the infomercial, and we take great care to ensure that the infomercial is produced in such a way that it can easily be adapted to international markets.

     MEDIA  TESTING

Once the infomercial is produced, we build up or acquire a small amount of inventory and purchase $10,000-$20,000 worth of media time through one of our preferred direct response television specialist media agencies to test the infomercial in select target markets. The agencies generally have comprehensive records of the markets and time slots in which certain product categories have historically sold well. The agencies also have comprehensive tracking and analyzing programs to test and track the sales response in the markets where we air our infomercials. The agencies will provide us with a report showing the amount of revenue generated from the infomercial as a ratio to media dollars spent. For example, a 1:2.5 ratio means that for every $1.00 spent on media, $2.50 was generated in sales. We take this information, along with other things such as cost of goods, fulfillment charges, telemarketing costs, insurance, returns, credit card commissions and shipping costs and generate our own reports to assess the success of the infomercial in our target markets.

     PRODUCT  ROLL-OUT

If a positive result is achieved during media testing, we will begin to build up inventory of the product and "roll out" the infomercial on a wider scale by increasing media spending on a weekly basis until a point just before returns diminish. When we roll out infomercials, we generally spend around $75,000-$100,000 per week for media time for a long-form infomercial and a minimum of $50,000 per week for a short-form infomercial. We monitor results, payoffs and profitability of our infomercials on a daily basis and aim to be very cautious as to when and how we go about rolling out our infomercials.

In our experience, a "good average" infomercial, which we define as having a media ratio of 1:2.5, will have a life span of 8 to 12 months and will, at its peak, sustain $150,000-$200,000 in media spending per week. A "hit" infomercial, which we define as having a media ratio of 1:4 or greater, will have a life span of 12 to 24 months, and at its peak, will sustain $600,000-$700,000 in media spending per week.

     INTERNATIONAL  SALES

The goal of our international division is to establish solid distribution relationships in each country where we air infomercials. By doing so, we can tailor our products and production for each individual region, and forge relationships with local experts and established companies that are intimate with the marketplace. When a product that was domestically sold in an infomercial is prepared for international distribution, the international infomercial operator will dub the infomercial, develop product literature in the appropriate foreign language and review the infomercial's compliance with local laws. The international infomercial operator will then test the infomercial and roll it out on a larger scale if the test marketing is successful. We believe that almost every well-produced infomercial will produce profitable margins somewhere internationally, even if it has failed in the United States.

For the year ended December 31, 2001, international sales contributed to over 99% of our revenue. Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world. We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region. We have recruited Greg LaRoza, a specialist with eight years of experience in international distribution, to be our director of international export and product sourcing. Mr. LaRoza's contacts and relationships in the international infomercial industry have been a tremendous benefit for our business.

     TRADITIONAL  RETAIL  SALES

We aim to capitalize on the brand and product awareness we create through our infomercials by selling our proprietary brands of products and related families of products under those brands in dedicated shelf-space areas by product category in traditional retail stores. We believe that traditional retail sales are a logical step to take after we create brand and product awareness through our infomercials, because we will not have to incur any significant marketing costs and expenses that consumer product companies would otherwise have to incur when introducing their products to the traditional retail environment.

We are currently working toward creating the infrastructure that we will need in order to take our brands and products to the traditional retail environment. In August 2001, we entered into an agreement with Dimensional Marketing Concepts, Inc. to act as an independent sales representative to manage the promotion, marketing and sale of certain of our products into retail channels of trade in the United States and Puerto Rico. We plan to enter the retail environment by the fourth quarter of 2002.

     OTHER  DIRECT  RESPONSE  SALES  METHODS

Once we have rolled out a product in an infomercial, we prepare to distribute the product via other direct response methods, such as mail order catalogs, direct mail, credit card statement inserts and live appearances on television home shopping channels, such as QVC. We believe that this is an additional means by which to use the brand awareness we create in our infomercials, and to reach consumers who might not watch television. These other direct response methods also extend the time period during which each of our products can generate revenue.

CUSTOMER  SERVICE

We aim to provide our customers with quality customer service. We generally offer an unconditional 30-day money back return policy to purchasers of our products. Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product's profitability. We have not performed any such investigations because our return ratios have generally been tolerable, in the range of three to five percent.

COMPETITION

We compete directly with several established companies that generate sales from infomercials and direct response television, as well as small independent direct response television producers. Our competitors also include companies that make imitations of products at substantially lower prices. Products similar to ours may be sold in department stores, pharmacies, general merchandise stores, magazines, newspapers, direct mail advertising, catalogs and over the Internet. Many of our major competitors, which include Reliant Interactive Media Corp., Infotopia Inc. and Guthy-Renker Corp., have substantially greater financial, marketing and other resources than us.

We expect that we will face additional competition from new market entrants and current competitors as they expand their direct marketing business models. The barriers to entry in the infomercial industry are fairly low, but there are many difficult hurdles for young entrants to overcome if they are to be successful in the long-term. To be competitive, we believe we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations. We must also source successful products, create brand awareness and utilize good sales pitches for our products. We believe that although we have a limited operating history, we are strategically positioned to compete because of our management's experience and strong relationships in the industry. In addition, we feel that associating our products with particular brands and focusing on the traditional retail environment, as we intend to do, will give us a competitive advantage over traditional infomercial companies who fail to capitalize on the consumer awareness they create via their infomercials.

INTELLECTUAL  PROPERTY

Our success is dependent, in part, upon our proprietary rights to our primary products. The following consists of a description of our intellectual property rights.

     -    TRADEMARKS

          We have several registered trademarks for Better Blocks in countries throughout the world. The United States Patent and Trademark Office has accepted our statement of use for Smart Stacks, and we expect the trademark for Smart Stacks to be registered in due course. In addition, on August 21, 2001, we filed trademark applications with the United States Patent and Trademark Office for Beauty Fx, Fun Fx,
          Kitchen Fx and Home Fx. We expect to know if our trademark applications for these brands have been accepted by April 2002. In addition, we received via an assignment from Dimensional Marketing Concepts, Inc. the trademark known as Auto XL, an application for which is presently pending with the U.S. Patent and Trademark Office.

     -    PATENTS

          We have patents for the toy building elements of Better Blocks in several countries throughout the world. We also have the nonexclusive right to the use of the United States patent for Derma Wand, belonging to Omega 5 Technologies, Inc., as is necessary to manufacture, market and distribute Derma Wand. In addition, we have the patent for a cooking apparatus that we are currently developing a prototype for and intend to market under the Kitchen Fx brand, if the Kitchen Fx trademark is granted.

     -    COPYRIGHTS

          We have copyright registrations for all versions of our infomercials for Better Blocks and Smart Stacks.

     -    REGISTERED  DESIGNS

          We have registered designs for Better Blocks in several countries throughout the world.

There can be no assurance that our current or future intellectual property rights, if any, will not be challenged, invalidated or circumvented, or that any rights granted under our intellectual property will provide competitive advantages to us. In addition, there can be no assurance that claims allowed on any future patents will be sufficiently broad to protect our products. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. We intend to enforce our proprietary rights through the use of licensing agreements and, when necessary, litigation. Although we believe the protection afforded by our patents, trademarks, copyrights and registered designs has value, rapidly changing technology and industry standards make our future success depend primarily on the innovative skills, expertise, and management abilities of our team rather than on patent and trademark protection.

     ROYALTY  AGREEMENTS

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of Smart Stacks and Derma Wand under the following agreements:

     SMART  STACKS

          - Under a manufacturing, marketing and distribution agreement with Audrey Watson, the inventor of Smart Stacks, we are obligated to pay Ms. Watson royalties of between 2-5% of the net sales of Smart Stacks. The initial term of the agreement terminates in May

               2003. The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default, and Ms. Watson notifies us in writing of her intent to terminate the agreement.

          -    Under  a  production  agreement  with  the  Broadcast  Arts Group
               ("BAG"), we are obligated to pay BAG royalties at a rate of between 2% to 2.5% of adjusted gross revenues from the sale of Smart Stacks. We may terminate the contract with written notice if we elect not to air the infomercial and market the product.

     DERMA  WAND

          - Under a marketing and royalty agreement with Omega 5 Technologies ("Omega 5"), the developer of Derma Wand, we are obligated to pay Omega 5 a royalty at a rate of $5.00 per unit for sales in the United States and $2.50 per unit for sales outside the United States. The agreement is silent as to its duration.

          - Under a production agreement with BAG, we are obligated to pay royalties to BAG at a rate of: (i) 2% of our adjusted gross revenue from the sales of Derma Wand to consumers in the United States in direct response to airings of the infomercial; (ii) $1.00 for each unit sold in the United States to consumers via all other means; (iii) 5% of the wholesale selling price to home shopping retailers to which BAG renders wholesale coordination services; (iv) 2% of the selling price to televised home shopping retailers as to which BAG does not render coordination services; and (v) $0.75 per unit sold outside of the United States. The initial term of the agreement terminates on August 31, 2002. Upon expiration of the initial term, the agreement will automatically and continually renew for successive additional 3-year terms unless either party is in material breach and the non-breaching party notifies the breaching party of its intent to terminate the agreement.

          - Under an endorsement agreement with Susan Luigs Crenshaw, we are obligated to pay Ms. Crenshaw a royalty of $0.50 per unit sold, with a maximum royalty payment of $6,500 for any one calendar quarter if we only air the Derma Wand internationally. If the Derma Wand infomercial is rolled out in the United States, then the fee reverts back to a flat $6,500 per quarter. The initial term of the agreement terminates in October 2004, and thereafter will automatically and continually renew for successive and additional 5-year terms unless we are in material default and are notified by Ms. Crenshaw of her intent to terminate the agreement.

On August 10, 2001, we entered into an agreement with TelAmerica Media Incorporated ("TAM"), under which we granted TAM the right to exclusively sell Better Blocks products by way of direct response television advertising using an infomercial owned by us for the period of September 30, 2001, to December 29, 2001. Under the agreement, TAM was obligated to pay us a royalty of $1.50 per each sale of a 1000 piece Better Blocks kit.

On August 13, 2001, we entered into an Independent Sales Representative Agreement with Dimensional Marketing Concepts, Inc. to act as our exclusive independent sales representative to manage the promotion, marketing and sale of certain of our products into retail channels of trade in the United States and Puerto Rico. Under the agreement, we are generally obligated to pay Dimensional Marketing Concepts a commission of 15% of the aggregate proceeds received by us from sales to Dimensional Marketing Concepts Inc. accounts, less taxes and such things as markdowns, discounts, returns and refunds, etc. The initial term of the agreement terminates in December 2002. The agreement automatically and continually renews for additional and successive 3-year periods, unless either party notifies the other before the end of the renewal term, of its intent to terminate the agreement.

On a limited basis, we receive royalties from international sales of third-party products that we market, which are usually based on oral agreements.

GOVERNMENTAL  REGULATION

We are subject to regulation by a variety of federal, state and local agencies, including the Federal Trade Commission, the Federal Communications Commission, the Consumer Product Safety Commission and the FDA under the FDC Act. The government regulations to which we are subject vary depending on the types of products we manufacture and market. As we begin to market a broader variety of products and services, we may become subject to regulation by additional agencies.

Some of our products, such as Derma Wand, are or may be classified in the United States as a medical device under the FDC Act, which requires a pre-market approval application or clearance before the medical device can be marketed. We are currently working with Omega 5 Technologies to obtain FDA clearance for Derma Wand through a 510(k) notification, under which the FDA determines that a medical device is "substantially equivalent" to an existing, legally marketed predicate device or a predicate device marketed before May 28, 1976. Clinical testing of certain devices may be required as part of the 510(k) process. There can be no assurance that the FDA will find a device substantially equivalent and allow marketing of the device. Even if the device is found substantially equivalent, the clearance process may be delayed. In addition, any medical device we manufacture or distribute under FDA clearances or approvals is subject to pervasive and continuing regulation by the FDA.

As an electrical product, while not required by law in the United States, prudence dictates that Derma Wand comply with a recognized electrical safety standard. Derma Wands that are manufactured in Canada receive a Certificate of Compliance from CSA International, which meets the requirements for North America, of CSA standard C22.2 No. 125-M1984 and UL standard No. 1431. Derma Wands that are manufactured in China are manufactured to the above CSA and UL standards but have not been granted a CSA Certificate of Compliance because a final review of the factory has not been performed by CSA inspectors. We anticipate that this review will be completed if the 510(k) certification is granted and the product is needed to be imported from China into the North American market.

International regulatory requirements for sales of devices such as Derma Wand vary from country to country. Currently we obtain certifications that are necessary to market Derma Wand internationally from Omega 5 Technologies, so that all products manufactured in China may have the "CE mark" affixed. This "CE mark" enables the Derma Wand to be sold freely in Europe and most other countries outside of the United States.

We are also subject to the Federal Mail/Telephone Order Rule. Under the Mail/Telephone Order Rule, it is an unfair or deceptive act or practice for a seller to solicit any order for the sale of merchandise to be ordered by the buyer through the mails or by telephone unless, at the time of the solicitation, the seller has a reasonable basis to expect that it will be able to ship the ordered merchandise to the buyer within 30 days after the seller's receipt of a properly completed order from the buyer. If the buyer uses credit to pay for the merchandise, the time period within which the seller must ship the merchandise to the buyer is extended to 50 days. Under the Mail/Telephone Order Rule, the seller, among other things, must provide the buyer with any revised shipping date. If the seller is unable to fulfill an order within 30 or 50 days, as the case may be, then the seller must provide the buyer an option either to consent to a delay in shipping or to cancel their order and receive a prompt refund.

There can be no assurance that new laws, rules, regulations or policies that may have an adverse effect on our operations will not be enacted or promulgated at a future date.

EMPLOYEES

We currently employ a total of three employees, all of whom are full-time. We consider our labor relations to be good. None of our employees are covered by a collective bargaining agreement. If our business grows as we project, we anticipate hiring up to ten new employees in the next fiscal year.

RESEARCH  AND  DEVELOPMENT

Our research and development expenses were approximately $3,000 for the year ended December 31, 2001, and approximately $169,000 for the year-ended December 31, 2000. Our research and development costs have consisted of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

AVAILABLE  INFORMATION  AND  REPORTS  TO  STOCKHOLDERS

We  are  subject  to  the  information and periodic reporting requirements under
Section 12(g) of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Any document we file may be read and copied at the Commission's Public Reference Room located at 450 Fifth Street NW, Washington DC 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Our filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

PROPERTIES

Our current executive offices are located at 203B Kimmen Center, 2300 N. Dixie Highway, Boca Raton, Florida 33431-7657, and our telephone number is (561) 417-0882. We currently have a month-to-month oral lease for our executive offices, under which we pay approximately $400 per month. In addition, we rent a portion of an office where we perform administrative duties under a month-to-month oral lease for approximately $145 per month.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

We are not a party to any pending legal proceeding or litigation and none of our property is the subject of a pending legal proceeding. Further, our officers and directors know of no legal proceedings against us or our property contemplated by any governmental authority.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the Company's shareholders during the three-month period ended December 31, 2001.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

MARKET  FOR  COMMON  EQUITY

There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price.

We intend to apply to have our common stock included for trading on the NASD OTC Bulletin Board. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have a registered broker-dealer, known as the market maker, who is willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board. We have entered into an oral understanding with a market maker, and we expect our application for the NASD OTC Bulletin Board to be filed in April 2002. If our application is filed and we qualify for the OTC Bulletin Board, shareholders may still find it difficult to dispose of, or to obtain accurate quotations as to the market value of, the company's securities trading in the OTC market. Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our securities are also subject to Securities and Exchange Commission's "penny stock" rules. The penny stock rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

HOLDERS

As of March 26, 2002, there were 10,272,833 shares of common stock outstanding, held by approximately 330 shareholders of record.

DIVIDENDS

To date we have not paid any dividends on our common stock, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon our future earnings, if any, our financial condition, and other factors the board of directors determines are relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past three years. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

On April 28, 1999, Moran Dome issued a total of 1,000,000 shares of its common stock to ten members of David R. Mortenson & Associates in exchange for a license to use a product called "Biocatalyst" for mining in Alaska. Each member of David R. Mortenson & Associates was an accredited investor. The issuance of the shares was exempt from registration under Rule 504 and Rule 506 of Regulation D under Sections 3(b) and 4(2), respectively, of the Act. The following members of David R. Mortenson & Associates purchased the securities:
David R. Mortenson; Terry Fowler; Joshua J. Mortenson; Laurent R. Barbudaux; Marie M. Charles; C.E. Kaiser; Ron Donovan Hinton Jr.; James R. Collins, D.V.M.; Jock R. Collins, D.V.M.; Joshua D. Smetzer.

On April 1, 2000, Moran Dome issued 8,000,000 shares of its common stock to the trustees of The Better Block Trust. The Shares were issued under a share and option purchase agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust, which owned or controlled all of the equity interest in Windowshoppc.com Limited, R.J.M. Ventures Limited and Better Blocks International Limited. Under the Agreement, the Company purchased all of the equity interest in Windowshoppc.com Limited, an option to purchase all of the equity in Better Blocks International Limited and obtained a license to purchase all of the assets owned by Better Blocks International Limited. The option exercise price is the issuance of another 500,000 shares of the Company's stock. The sale of shares was exempt from registration under Regulation S of the Act, Rule 506 of Regulation D under the Act and Section 4(2) under the Act.

On October 15, 2000, we concluded a private placement offering of our common stock. On completion of the offering, a total of 149,500 shares were issued to accredited investors at $2.00 per share for total proceeds of $299,000. The offer and sale of stock was exempt from registration under Rule 504 and Rule 506 of Regulation D under Sections 3(b) and 4(2), respectively, of the Act. 116,500 shares, or $233,000 of these sales, were also exempt under Regulation S under the Act, due to the foreign nationality of the relevant purchasers. The following investors purchased securities: Ian A. Aldred, 7,500 shares; Ellen D. Briggs, 2,500 shares; Lesley Gail Carew, 2,500 shares; Kelvin Claney, 20,000 shares; The Colleen Claney Family Trust, 12,500 shares; Dagger Nominees Limited, 15,000 shares; Arturo and Ma. Emilia Dazu Dimayuga, 2,000 shares; Paul Farmer, 1,000 shares; Irvin Jerold Gross, 1,000 shares; Stephen James Jarvis, 25,000 shares; David Chow Yum Kwan, 20,000 shares; D.N. Lawson, 2,500 shares; Region South Ventures Limited, 30,000 shares; SAS Group, Inc., 5,000 shares; Kathleen Sellers, 1,000 shares; Warren Scott Wilson, 1,000 shares; Susan R. Yeager, 1,000 shares.

On September 28, 2001, we granted options to purchase up to 1,475,000 shares of our common stock to various directors, executives and employees under our Stock Option Plan. We granted 280,000 of those options at an option exercise price of $0.50 per share and 1,195,000 at an option exercise price of $2.00 per share. The offer and sale of the options was exempt from registration under Rule 701 under the Act. If Rule 701 under the Act is not available as an exemption, we believe the offer and sale of the options was exempt under Rule 506 of Regulation D under the Act and Section 4(2) under the Act. In addition, the offer and sale of 60,000 options granted with an exercise price of $0.50 per share and 100,000 options granted at $2.00 per share were also exempt under Regulation S under the Act, due to the foreign nationality of the relevant purchaser. We granted the options to the following persons: Keith Smith, 70,000 options at $0.50 and 175,000 options at $2.00; Louis Basenese, 20,000 options at $0.50 and 150,000 options at $2.00; Richard Pitera, 20,000 options at $0.50 and 150,000 options at $2.00; Thomas Crosby, 60,000 options at $0.50 and 100,000 options at $2.00; William Flohr, 20,000 options at $2.00; Mark Solley, 40,000 options at $0.50 and 150,000 options at $2.00; Greg LaRoza, 50,000 options at $0.50 and 300,000 options at $2.00; Thomas Woolsey, 20,000 options at $0.50 and 150,000 options at $2.00.

INFORMATION  REGARDING  REGISTERED  OFFERING  OF  COMMON  STOCK

On February 12, 2002, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 (Commission file number 333-70878) for an offering of 2,000,000 shares of our common stock at $1.50 per share. The offering commenced on February 12, 2002, and will terminate April 13, 2002. We are conducting the offering on a self-underwritten, best efforts, no minimum basis. The total offering consists of 1,500,000 original issue company shares and 500,000 selling shareholder shares to be sold in the following order:

 SHARES    OFFERORS
---------  -------------------------------------------------------------------------
  300,000  Common stock to be offered and sold by the company
  200,000  Common stock to be offered and sold on behalf of the selling shareholders
  500,000  Common stock to be offered and sold on a pro rata basis, 60% on behalf of the selling shareholders and 40% by the company
1,000,000  Common stock to be offered and sold by the company

The  following table summarizes the status of our offering as of March 26, 2002:

                                        AGGREGATE OFFERING
                           AMOUNT         PRICE OF AMOUNT                    AGGREGATE OFFERING
                         REGISTERED         REGISTERED        AMOUNT SOLD   PRICE OF AMOUNT SOLD
                      ----------------  -------------------  -------------  ---------------------
COMPANY               1,500,000 shares  $         2,250,000  23,333 shares  $              35,000
SELLING SHAREHOLDERS    500,000 shares  $           750,000             --                     --

We estimate that we will incur approximately $242,000 in total expenses in connection with the issuance and distribution of our registered securities, if the offering is completely sold. For more information about our offering, please visit the Securities and Exchange Commission's website at http://www.sec.gov.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Outlook: Issues and Uncertainties" section of this Form 10-KSB.

OVERVIEW

International Commercial Television Inc. was incorporated as Moran Dome Exploration, Inc. on June 25, 1998. We had limited operations and assets until April 2000, when we entered into and closed a Share and Option Purchase Agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust. When the share and option purchase agreement with The Better Blocks Trust closed, we began our operations as an infomercial company selling products directly to consumers via long-form and short-form infomercials, both domestically and internationally. We market products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), and we also act as the international marketing distributor for products owned by third parties (which we refer to as "third-party products"). As the international marketing distributor for the third-party products, we take previously existing infomercials for third- party products, locate international infomercial operators to sell the products featured in the infomercials, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.

Although we currently sell products through infomercials, the goal of our business plan is to use the brand awareness we create in our infomercials so that we can sell the products featured in our infomercials, along with related families of products, under distinct brand names in traditional retail stores. Our goal is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category. We are developing the infrastructure to create these brands of products so that we can implement our business plan.

Fluctuations in our revenue are driven by changes in our product mix. Revenues may vary substantially from period to period depending on our product line-up. A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including the product's stage in its life-cycle, the public's general acceptance of the infomercial and other outside factors, such as the general state of the economy.

Just as fluctuations in our revenues are driven by changes in our product mix, our gross margins from period to period depend on our product mix. Our gross margins vary according to whether the products we are selling are primarily our own products or third-party products. As a general rule, the gross margins for our own products are considerably higher based on proportionately smaller cost of sales. For third-party products, our general experience is that our gross margins are lower, because we record as cost of sales the proportionately higher cost of acquiring the product from the manufacturer. Within each category (i.e., our own products versus third-party products), gross margins still tend to vary based on factors such as market price sensitivity and cost of production.

Many of our expenses for our own products are incurred up-front. Some of our up-front expenditures include infomercial production costs and purchases of media time. If our infomercials are successful, these up-front expenditures produce revenue on the back-end, as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our third-party products, because we merely act as the distributor for pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards, and pay for media time.

BASIS  FOR  PRESENTATION  OF  FINANCIAL  INFORMATION

As a result of the Share and Option Purchase Agreement with the trustees of The Better Blocks Trust in April 2000, the former owners of Windowshoppc.com Limited and R.J.M. Ventures Limited effectively control our company, and the transaction is accounted for in our consolidated financial statements as an acquisition of International Commercial Television Inc. by Windowshoppc.com Limited and R.J.M. Ventures Limited and as a recapitalization of Windowshoppc.com Limited and R.J.M. Ventures Limited. The historical financial statements prior to April 1, 2000, are those of Windowshoppc.com Limited and R.J.M. Ventures Limited. The operations presented in the financial statements from April 1, 2000 through December 31, 2001, are those of International Commercial Television Inc. and Windowshoppc.com Limited and R.J.M. Ventures Limited. Proforma operating results as if the acquisition had taken place at the beginning of the accounting period are not presented, because the operations of International Commercial Television Inc. were negligible.

RESULTS  OF  OPERATIONS

The following discussion compares operations for the fiscal year ended December 31, 2001 with the fiscal year ended December 31, 2000. Readers should keep in mind that because we had limited activity and nominal assets prior to commencing infomercial operations in April 2000, the results for the year ended December 31, 2001, which consisted of 12 months of operations, may not be directly comparable with December 31, 2000 results, which consisted of only nine months of operations.

Revenues

Our revenues increased to approximately $1,240,000 in 2001 from approximately $727,000 in 2000. For 2001, we focused on the international market, with almost 100% of our revenue coming from international sales. The products that provided most of our revenue in 2001 were Cybersonic, Fight the Fat, Derma Wand and Smart Stacks. Sales of third-party products made up the majority of our revenue in 2001, increasing to approximately $858,000 (69% of total revenue) in 2001, from approximately $38,000 (5% of total revenue) in 2000.

Our focus on international sales in 2001 represented a shift from a focus on domestic sales in 2000. In 2000 approximately $485,000 (67%) of our revenue came from domestic sales, which consisted primarily of sales of our own products, including Derma Wand and Better Blocks, while only $242,000 (33%) was from international sales, which consisted primarily of sales of Derma Wand and Smart Stacks. Derma Wand sales alone generated approximately $456,000 (63%) of our total revenue for 2000, which was the result of our domestic test marketing of the product. We ceased selling Derma Wand in the United States in 2001, because we believed the FDA may classify it as a medical device for which pre-market approval is necessary. We are in the process of submitting Derma Wand to the FDA's 510(k) approval process. We hope to have the 510(k) approval within the next fiscal year and to resume marketing Derma Wand in the United States at that time. We also plan to roll out several new infomercials in the next fiscal year and anticipate that these new infomercials will cause our revenue to increase.

Gross  Margin

Gross margin percentage decreased to approximately 25% in 2001 from approximately 48% in 2000. The decrease in gross margin percentage was primarily due to the fact that we received less of our total revenues in 2001 from the sales of our own products (Smart Stacks, Derma Wand and Better Blocks), and more from the sales of third-party products like Cybersonic and Fight the Fat, where we generally have a higher cost of sales than we do for our own products. In 2001 we received gross margins of approximately $117,000 for Derma Wand, $52,000 for Smart Stacks and $74,000 for Cybersonic, whereas in 2000 we received gross margins of approximately $227,000 for Derma Wand, $93,000 for Better Blocks and $31,000 for Smart Stacks.

Operating  Expenses

Total operating expenses decreased to approximately $583,000 in 2001 from approximately $659,000 in 2000. Selling and marketing expenses decreased to approximately $106,000 in 2001 from approximately $261,000 in 2000, largely due to the fact that we were focusing our efforts on the preparation of our registered offering of common stock so that we can obtain additional financing. Research and development expenses decreased to approximately $3,000 in 2001 from approximately $169,000 in 2000. Research and development expenses consist primarily of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. The decrease in research and development was also due to the fact that we were focusing on our registered offering of common stock in order to obtain additional financing. General and administrative expenses were also a material expense, increasing to approximately $392,000 in 2001 from approximately $177,000 in 2000. General and administrative expenses consist of professional fees, expenses to execute our business plan, and expenses incurred in day-to-day operations. The increase in general and administrative expenses in 2001 was primarily due to fees we incurred in connection with retaining auditors and professional advisors to help position us for our registered offering of common stock.

Unless our registered offering of common stock is only successful at a 10% level, we expect our expenses to increase materially over those for 2001 and 2000. Our production costs, sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase as we implement our business plan and as we produce and air new infomercials. We expect the increase in these up-front expenses ultimately to generate increased revenues.

Net  Losses

To date, we have not achieved profitability. Our net loss decreased to approximately $353,000 in 2001 from approximately $355,000 in 2000. Our net loss for 2001 was primarily the result of expenses associated with positioning us to conduct our registered offering of common stock. We anticipate that until the offering is complete, we will continue to operate at a loss. We may continue to operate at a loss after the termination of the offering if our offering is not successful. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2001, we had no cash. We have relied on shareholder advances to fund operations. We used approximately $262,000 for our operating activities in 2001. This use of cash was funded by our opening cash balance at January 1, 2001, of approximately $43,000, plus net advances from a shareholder of approximately $220,000.

We have a note payable to The Better Blocks Trust in the amount of approximately $591,000, with interest, which is due on November 1, 2004. The note bears interest at the prime rate plus 1%. At December 31, 2001, the total principal and accrued interest on the note amounted to approximately $689,000.

On September 28, 2001, we granted 1,475,000 stock options to our directors and officers; 280,000 with a $0.50 exercise price and 1,195,000 with a $2.00 exercise price. If the optionees exercise these options over the next five years as they vest, we will receive $2,530,000 in capital. We estimate that these option grants will result in non-cash compensation expense of approximately $280,000 that we will recognize over the next five years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $1,458,000 over the next five years in accordance with the fair value based method prescribed in SFAS 123.

We decided to undertake the registered offering of our common stock to obtain capital to enhance our ability to produce future infomercials and to buy the media time needed to roll out our product lines. Our offering is currently open, and we have raised approximately $35,000 to date. Assuming the success of our offering and the same levels of success that our previous infomercials have demonstrated, we believe we will have sufficient capital resources to accomplish our business plan for the foreseeable future. If we encounter either unexpected failure or unprecedented success with some of our products, we may need to seek additional capital to carry out our business plan.

If our registered offering has only limited success, and we raise only approximately $300,000, we will not have capital sufficient to permit us to produce all of the infomercials that we would otherwise produce. If we raise only $300,000, we will produce only two long-form infomercials and two short-form infomercials for new products. We also believe that an offering that raises only $300,000 may satisfy our capital needs for only the next 4 to 12 months if none of the products we plan to launch succeed in the marketplace. We will then need to raise money through additional debt or equity financing. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

We did not have any significant capital expenditures in 2001 and 2000. If our registered offering is successful at the 75% level (approximately $1,500,000) or above, we intend to set up a small branch office in the Los Angeles area within the next fiscal year. We anticipate that our capital expenditures for setting up such an office will be approximately $50,000.

OUTLOOK:  ISSUES  AND  UNCERTAINTIES

Shareholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

THERE  IS  NO ASSURANCE THAT OUR STRATEGY TO LEVERAGE BRAND AWARENESS CREATED BY
--------------------------------------------------------------------------------
OUR  INFOMERCIALS  INTO  THE  RETAIL  MARKET  WILL  WORK,  AND THE VALUE OF YOUR
--------------------------------------------------------------------------------
INVESTMENT  MAY  DECLINE  IF  WE  DO  NOT  ATTAIN  RETAIL  SALES.
----------------------------------------------------------------

The goal of our business plan is to create brand awareness through infomercials so that we can use this brand awareness to sell our products under our brands in traditional retail stores in dedicated shelf-space areas. Our success will depend on our ability to associate our products with particular brands to create consumer awareness and to enter the traditional retail market. If our strategy to leverage brand awareness created by our infomercials into the retail market does not work and we do not attain retail sales, the value of your investment may decline.

IF  THE RESPONSE RATES TO OUR INFOMERCIALS ARE LOWER THAN WE PREDICT, WE MAY NOT
--------------------------------------------------------------------------------
ACHIEVE  THE  CUSTOMER  BASE  NECESSARY  TO BECOME OR REMAIN PROFITABLE, AND THE
--------------------------------------------------------------------------------
VALUE  OF  YOUR  INVESTMENT  MAY  DECREASE.
-------------------------------------------

Our revenue projections assume that a certain percentage of viewers who see our infomercials will purchase our products. If a lower percentage of these viewers purchase our products than we project, we will not achieve the customer base necessary to become or remain profitable, and the value of your investment may decrease.

IF  OUR  INFOMERCIALS  ARE  NOT  SUCCESSFUL,  WE  WILL  NOT  BE  ABLE  TO RECOUP
--------------------------------------------------------------------------------
SIGNIFICANT  ADVANCE  EXPENDITURES  SPENT ON PRODUCTION AND MEDIA TIMES, AND OUR
--------------------------------------------------------------------------------
BUSINESS  PLAN  MAY  FAIL.
--------------------------

Our business involves a number of risks inherent in operating a direct response television business. The production of infomercials and purchase of media time for television involves significant advance expenditures. A short-form infomercial generally costs around $15,000-$18,000 to produce, while production costs for a long-form infomercial are generally around $120,000-$150,000. We are dependent on the success of the infomercials we produce and the public's continued acceptance of infomercials in general. If our infomercials do not generate consumer support and create brand awareness and we cannot recover the initial money we spend on production and media time, we will not be able to recoup the advance expenditures and may go out of business if new products and additional capital are not available.

WE  DEPEND ON KEY MANAGEMENT AND EMPLOYEES, THE LOSS OF WHOM MAY PREVENT US FROM
--------------------------------------------------------------------------------
IMPLEMENTING  OUR  BUSINESS PLAN, LIMIT OUR PROFITABILITY AND DECREASE THE VALUE
--------------------------------------------------------------------------------
OF  YOUR  STOCK.
----------------

We are dependent on the talent and resources of our key managers and employees. In particular, the success of our business depends to a great extent on Kelvin Claney, our Chief Executive Officer and a member of our Board of Directors. Mr. Claney has extensive experience in the infomercial industry, and his services are critical to our success. The market for persons with experience in the direct response television industry is very competitive, and there can be no guarantee that we will be able to retain the services of Mr. Claney. We do not have an employment agreement with Mr. Claney, and as a result, there is no assurance that he will continue to stay with our company in the future. We have not obtained key man insurance with respect to Mr. Claney or any of our executive officers. In addition, our international operations are dependent on the experience and relationships of Greg LaRoza, our director of international export and product sourcing. Mr. LaRoza's contacts and relationships with international direct marketers have enabled us to engage in international sales, since most of the transactions in the international direct marketing industry are relationship-based. We do not have an employment contract with Mr. LaRoza, and the loss of him may mean the loss of very important contacts and relationships we have in the international direct marketing arena. The loss of Mr. Claney or Mr. LaRoza may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock.

IF  WE  CANNOT  PROTECT  OUR INTELLECTUAL PROPERTY RIGHTS, OUR OPERATING RESULTS
--------------------------------------------------------------------------------
WILL  SUFFER,  AND  YOU  COULD  ULTIMATELY  LOSE  YOUR  INVESTMENT.
-------------------------------------------------------------------

We seek to protect our proprietary rights to our products through a combination of patents, trademarks, copyrights and design registrations. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we consider proprietary. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results. Investors could lose their entire investment.

WE  DO  NOT  HAVE  LIABILITY  INSURANCE FOR ALL OF OUR PRODUCTS, WHICH MEANS THE
--------------------------------------------------------------------------------
BURDEN  OF  PAYING FOR DAMAGES FOR LIABILITIES FALLS SOLELY ON US, AND YOU COULD
--------------------------------------------------------------------------------
LOSE  YOUR  ENTIRE  INVESTMENT.
-------------------------------

Not all of our products are covered by liability insurance against claims for damages. In particular, we do not have liability insurance for Smart Stacks and Better Blocks, and we do not have direct insurance for Derma Wand, although we do appear as an additional insured party on the policy of the owner, Omega 5 Technology. We have not directly procured liability insurance policies for the third-party products we market. Without insurance to cover damages resulting from liability claims stemming from our products, or if the manufacturer's insurance for third-party products is inadequate to cover damages, we may be held responsible for product liability damages. If the damage award is substantial, our business operations would be significantly affected, and you could lose your entire investment.

WE MAY NEVER GET CLEARANCE FROM THE FDA TO MARKET DERMA WAND DOMESTICALLY, WHICH
--------------------------------------------------------------------------------
WOULD  NEGATIVELY  AFFECT  OUR RESULTS OF OPERATIONS AND CAUSE THE VALUE OF YOUR
--------------------------------------------------------------------------------
STOCK  TO  DECREASE.
--------------------

The Food and Drug Administration (the "FDA") under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), requires certain approvals and clearances before a medical device can be marketed in the United States. Derma Wand, a device that is designed to reduce fine lines and wrinkles and improve overall skin appearance, may be considered a medical device under the FDC Act. We are currently working with Omega 5 Technologies Inc. to obtain pre-market approval through a 510(k) application to market Derma Wand in the United States. Under the 510(k) application process it must be established that the medical device is "substantially equivalent" to an existing, legally marketed predicate device or a predicate device marketed before May 28, 1976. FDA marketing approval and clearance regulations depend heavily on administrative interpretations, which may change retroactively and may create additional barriers that prevent or delay the introduction of a product. A 510(k) pre-market notification may also need to contain clinical data. 510(k) approval may be delayed, and, in some instances, it is never obtained. Even if we obtain FDA approval to market Derma Wand in the United States, a new approval may be needed to modify the device, its intended use or its manufacturing. Medical instruments are subject to pervasive and continuing regulation by the FDA. Once a product is in commercial distribution, discovery of product problems or failure to comply with regulatory standards may result in restrictions on the product's future use or withdrawal of the product from the market despite prior governmental approval. Our revenue projections for the short term depend to some extent on revenue received from domestic sales of Derma Wand. If we do not get 510(k) clearance to market Derma Wand in the United States, or if we get approval and it is later withdrawn, our business, results or operations and financial condition may be negatively affected, and your stock may decrease in value.

IF  WE  DO  NOT  CONTINUE TO SOURCE NEW PRODUCTS, OUR ABILITY TO COMPETE WILL BE
--------------------------------------------------------------------------------
UNDERMINED,  AND  WE  MAY  BE  UNABLE  TO  IMPLEMENT  OUR  BUSINESS  PLAN.
--------------------------------------------------------------------------

Our ability to compete in the direct marketing industry and to expand into the traditional retail environment depends to a great extent on our ability to develop or acquire new innovative products under particular brands and to complement these products with related families of products under those brands. If we do not source new products as our existing products mature through their product life cycles, or if we do not develop related families of products under our brands, we will not be able to implement our business plan, and the value of your investment may decrease.

OUR SHARES ARE CLASSIFIED AS "PENNY STOCK," WHICH WILL MAKE IT MORE DIFFICULT TO
--------------------------------------------------------------------------------
SELL  THAN  EXCHANGE-TRADED  STOCK.
----------------------------------

Our securities, when available for trading, will be subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." (A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions). Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     - control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     - manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     - "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     - excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     - the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

OUR  ISSUANCE  OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST
--------------------------------------------------------------------------------
OF  SHAREHOLDERS.
----------------

Any additional issuances of common stock by us from out authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of our 100,000,000 authorized common shares, 89,727,107 shares, or approximately 90%, remain unissued. The board of directors has the power to issue such shares without shareholder approval. None of our 20,000,000 authorized preferred shares are issued. We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

THE  BOARD  OF  DIRECTORS'  AUTHORITY TO SET RIGHTS AND PREFERENCES OF PREFERRED
--------------------------------------------------------------------------------
STOCK  MAY  PREVENT  A  CHANGE  IN  CONTROL  BY  SHAREHOLDERS  OF  COMMON STOCK.
--------------------------------------------------------------------------------

Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as our board of directors determines by resolution and without shareholder approval. This is an anti-takeover measure. The board of directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The board of directors could use an issuance of preferred stock with dilutive or voting preferences to delay, defer or prevent common stockholders from initiating a change in control of the company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of our common stock.

CONCENTRATION OF OWNERSHIP OF MANAGEMENT AND DIRECTORS MAY REDUCE THE CONTROL BY
--------------------------------------------------------------------------------
OTHER  SHAREHOLDERS  OVER  INTERNATIONAL  COMMERCIAL  TELEVISION.
-----------------------------------------------------------------

Our executive officers and directors own or exercise full or partial control over approximately 98% of our outstanding common stock. As a result, other investors in our common stock may not have much influence on corporate decision making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of International Commercial Television Inc.

OUR  BOARD  OF  DIRECTORS  IS  STAGGERED,  WHICH  MAKES  IT MORE DIFFICULT FOR A
--------------------------------------------------------------------------------
STOCKHOLDER  TO  ACQUIRE  CONTROL  OF  THE  COMPANY.
---------------------------------------------------

Our articles of incorporation and bylaws provide that our board of directors be divided into three classes, with one class being elected each year by the stockholders. This generally makes it more difficult for stockholders to replace a majority of directors and obtain control of the board.

STOCKHOLDERS  DO  NOT  HAVE  THE  AUTHORITY  TO  CALL  A  SPECIAL MEETING, WHICH
--------------------------------------------------------------------------------
DISCOURAGES  TAKEOVER  ATTEMPTS.
--------------------------------

Our articles of incorporation permit only our board of directors to call a special meeting of the stockholders, thereby limiting the ability of stockholders to effect a change in control of the company.

WE  DO NOT ANTICIPATE PAYING DIVIDENDS TO COMMON STOCKHOLDERS IN THE FORESEEABLE
--------------------------------------------------------------------------------
FUTURE,  WHICH  MAKES  INVESTMENT  IN  OUR  STOCK  SPECULATIVE  OR  RISKY.
--------------------------------------------------------------------------

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not and do not plan to pay dividends indicates that we must use all of our funds generated by operations for reinvestment in our operating activities. Investors also must evaluate an investment in our company solely on the basis of anticipated capital gains.

LIMITED  LIABILITY  OF  OUR  EXECUTIVE  OFFICERS  AND  DIRECTORS  MAY DISCOURAGE
--------------------------------------------------------------------------------
STOCKHOLDERS  FROM  BRINGING  A  LAWSUIT  AGAINST  THEM.
--------------------------------------------------------

Our articles of incorporation and bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders. In addition, a stockholder's investment in our company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by us under the indemnification provisions of the articles of incorporation and bylaws. The impact on a stockholder's investment in terms of the cost of defending a lawsuit may deter the stockholder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that this provision does not affect the liability of any director under applicable federal and state securities laws.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial statements and supplementary data are set forth on pages F-1 through F-17.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age, and position of each director and executive officer of International Commercial Television Inc.:

NAME               AGE                     POSITION
-----------------  ---  -----------------------------------------------
Kelvin Claney       52  Chief Executive Officer, Treasurer and Director
Thomas K. Woolsey   47  President, Secretary and Director
Keith Smith         50  Chief Financial Officer
Stephen J. Jarvis   48  Director
William R. Flohr    40  Director
Louis J. Basenese   52  Director
Richard Pitera      59  Director
Thomas Crosby       46  Director

Thomas Woolsey, Stephen Jarvis and William Flohr were appointed to the Board of Directors on June 3, 2000. Kelvin Claney was appointed to the Board of Directors on January 22, 2001. Louis Basenese and Richard Pitera were appointed to the Board of Directors on August 15, 2001. Thomas Crosby was appointed to the Board of Directors on September 18, 2001.

Each director will serve staggered terms of one, two, or three years and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the board of directors, without prejudice to the terms of any employment agreement.

There are no arrangements or understandings between the directors and officers of International Commercial Television and any other person under which any director or officer was or is to be selected as a director or officer. In addition, there are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor acting at the direction of any other person.

KELVIN  CLANEY  -  CHIEF  EXECUTIVE  OFFICER,  TREASURER,  DIRECTOR

Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000 (TM), Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express. Since 1992, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects the company wants to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials. The creation of the Smart Stacks infomercial, which is now owned by International Commercial Television Inc., was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc. He also created the infomercial for the children's toy product known as Better Blocks, which was then owned by The Better Blocks Trust. Mr. Claney devotes 100% of his working energy to International Commercial Television Inc.

THOMAS  K.  WOOLSEY-  PRESIDENT,  SECRETARY  AND  DIRECTOR

Mr. Woolsey has been in the banking and investment banking business for over 20 years. He has held numerous positions in these areas, including First Vice President of Cantor Fitzgerald and Co. Inc. from 1988 to 1992, opening and managing the West Coast office in Los Angeles, California. In that position, he created proprietary investment products for the investment community at large. From 1992 to 1996, Mr. Woolsey was a limited partner in the money management firm "AVM Inc. and III Partners, Inc.," a broker dealer and a global fixed income hedge fund, respectively. While at AVM, Mr. Woolsey was responsible for the conception, creation and distribution of various financial products to the financial community. In addition to these responsibilities, Mr. Woolsey set up leveraged financing lines for the "III" company. These lines of more than $2 billion national value were utilized in the financing of various portfolio positions, from sovereign debt, foreign currency, government securities, corporate obligations, foreign currencies, etc. In addition to his duties as President of International Commercial Television, Mr. Woolsey, President of the Woolsey Group Productions, Inc., currently advises companies on the merits of mergers and acquisitions, joint ventures, bridge capital investing, as well as the distribution of various consumer products to some of the largest retailers in the country, including Wal-Mart, Sam's Club, McLane Distributing, K-Mart, Target and others. Mr. Woolsey devotes approximately 50% of his working hours per week to his duties at International Commercial Television Inc. This time allocation will increase as needed to promote International Commercial Television Inc. and to fulfill the duties and responsibilities as its President.

STEPHEN  J.  JARVIS  -  DIRECTOR

Mr. Jarvis is a major shareholder, co-founder and President of Positive Response Vision, Inc., an infomercial-based direct response company based in Manila with product distribution throughout South East Asia. Mr. Jarvis has served as President of Positive Response Vision since its inception in 1996. Under Mr. Jarvis's leadership, Positive Response Vision, Inc. has grown from employing a full-time staff of three persons to approximately 400 persons. As President of Positive Response Vision, Mr. Jarvis is responsible for product sourcing and acquisition, inventory, finance control and design issues. He also oversees the company's ongoing sales follow-up program. In his private capacity, Mr. Jarvis produces infomercials and licenses these infomercials to Positive Response
Vision,  Inc.  and  to  other  international  infomercial  operators.

WILLIAM  R.  FLOHR  -  DIRECTOR

Mr. Flohr presently owns Info Marketing Group Inc., a vertically-integrated infomercial company, where he has served as President since 1991. In 1989, he co-created an infomercial series called "Amazing Discoveries." From 1989-1991, Mr. Flohr was a co-owner of Positive Response Television, Inc. In the two years he was with Positive Response Television, Inc., he produced over thirty infomercials. From 1982 to 1988, Mr. Flohr was a Senior TV Producer for the American Broadcasting Company Television Network (ABC), where he produced "Live with Regis and Kathie Lee" and "Geraldo" television talk shows. Since 2000, Mr. Flohr has served as a Director of Amden Corp., a developer and marketer of oral care products, including Cybersonic, an electronic sonic toothbrush that is presently sold via infomercials domestically and internationally.

LOUIS  J.  BASENESE  -  DIRECTOR

Mr. Basenese is currently Chief Executive Officer of Dimensional Marketing Concepts, Inc., a consumer product automotive chemical company. From October 1996 to May 2001, Mr. Basenese served as President and Chief Executive Officer of Motor Up America, Inc., an automotive consumer product company, where he developed a comprehensive business plan, assembled its corporate structure and built domestic distribution channels. Before focusing on the retail environment, Motor Up America sold its products via the infomercial medium. For a short time prior to joining Motor Up America, Inc. in 1996, Mr. Basenese had his own management consultant firm. From 1994 to 1996, Mr. Basenese was President and Chief Executive Officer of Meguiar's, Inc., a $34 million family-held business. Mr. Basenese was also General Manager and Director of BASF Corporation for nine years, where he was responsible for the company's $200 million automotive and energy products division. Prior to that, Mr. Basenese worked for nine years for Ford Motor Company in various sales and marketing managerial positions.

RICHARD  PITERA  -  DIRECTOR

Mr. Pitera is President of Dimensional Marketing Concepts, Inc. From 1997 to May 2001, he was Vice President of Sales for Motor Up America, Inc, where he helped develop new automotive consumer products and managed the company's North American manufacturer representative network. Prior to joining Motor Up America, Mr. Pitera owned a mortgage company. He has also served as President of Hydrotech Chemical Corporation, a $55 million publicly held business, and was General Manager and Director of BASF Corporation. With BASF, he was responsible for complete operations of the company's $200 million automotive and energy products division that consisted of retail, OEM and traditional business segments in the consumer products and commodity products businesses. Mr. Pitera is a United States Air Force veteran retired with the rank of captain and a recipient of the Bronze Star.

THOMAS  CROSBY  -  DIRECTOR

Mr. Crosby is a sole proprietor who operates under the name Crosby Management as a business and marketing consultant. Since 1991, Mr. Crosby has been involved in the product development of and funding for various infomercials, including the Sterling Spring Water Filter infomercial that aired successfully for over a year and eventually sold at the retail level. Mr. Crosby served as a Director of Sterling Air and Water Inc., which owned the Sterling Spring Water Filter infomercial, from 1992 to 1994. From 1989 - 1996, Mr. Crosby was co-owner and President of Vector Instruments Inc., a company that manufactured and marketed worldwide commercial swimming pool water controls and commercial water treatment systems.

KEITH  SMITH-  CHIEF  FINANCIAL  OFFICER

Mr. Smith obtained his M.B.A. from UCLA and has over 18 years of experience in the direct-to-consumer industry, with areas of expertise in product development, distribution, administrative operations and finance. In addition to serving as Chief Financial Officer of International Commercial Television Inc., Mr. Smith has served since January 1999 as Senior Vice President of Finance & Operations for e-HQ and e-Realbiz.com, where he is responsible for the day-to-day operations of the companies. Prior to joining e-HQ and e-Realbiz.com, Mr. Smith held a management consulting position at K-Tel Direct, Inc., where he oversaw multiple marketing campaigns and overall operations. From 1985 to 1996, Mr. Smith was co-owner, Vice President of Operations and Chief Operation Officer at National Network Marketing, Inc., Maui Productions, an international direct response company with annual sales in excess of 60 million dollars. Mr. Smith is a United States Army veteran retired with the rank of Warrant Officer II and a recipient of the Bronze Star. Mr. Smith was hired as International Commercial Television's Chief Financial Officer in September 2001, and he expects to devote his full attention to the company in the near future.

KEY  EMPLOYEES

GREG  LAROZA,  DIRECTOR  OF  INTERNATIONAL  EXPORT  AND  PRODUCT  SOURCING

Since May 2000, Mr. LaRoza has served as our Director of International Export and Product Sourcing, where among other things, he assists the company in locating international infomercial operators to air infomercials for products owned by the company in addition to products owned by third parties. From January 1998 to May 2000, he was the Vice President of Export for K-Tel Consumer Products Inc., where he developed and marketed consumer goods via direct response advertising to international distributors on all six continents. From October 1994 to December 1997, he was Manager of US Operations for Regal Shop International, where he negotiated exclusive licensing agreements with major US infomercial/product suppliers for an international direct response advertising community. While working with Regal Shop International, Mr. LaRoza managed the procurement division and was responsible for new product development, international procurement and shipping. He also established a distributor network in Latin America, Europe and the Middle East, generating a 50% increase in sales volume.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Control persons, including all directors and executive officers, of our company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to report to the SEC their transactions in, and beneficial ownership of, the company's common stock, including any grants of options to purchase common stock. The effective date of our registration statement under the Exchange Act, February 25, 2002, occurred after the end of the fiscal year ended December 31, 2001. To the best of the company's knowledge, the company's insiders filed Forms 3 with the SEC on February 25, 2002. The company's insiders will be required to file Form 5s on or before the 45th day after the fiscal year ended December 31, 2002.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

COMPENSATION  OF  NAMED  EXECUTIVE  OFFICERS

The following table sets forth all compensation paid or earned for services rendered to International Commercial Television in all capacities during the years ended December 31, 2001, 2000 and 1999, by our chief executive officer and president (the "Named Officers"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for these fiscal years has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                           LONG  TERM  COMPENSATION
                                                      ----------------------------------
                         ANNUAL  COMPENSATION                  AWARDS           PAYOUTS
                   ---------------------------------  ------------------------  --------
                                                                                          ALL
NAME                                      OTHER       RESTRICTED   SECURITIES             OTHER
AND                                       ANNUAL      STOCK        UNDERLYING   LTIP      COMP-
PRINCIPAL                                 COMPEN-     AWARD(S)     OPTIONS/     PAYOUTS   ENSATION
POSITION     YEAR  SALARY ($)  BONUS ($)  SATION ($)  ($)          SARS (#)     ($)       ($)
-----------  ----  ----------  ---------  ----------  -----------  -----------  --------  ---------
Kelvin       2001          --         --          --           --          --         --         --
Claney       2000          --         --          --           --          --         --         --
(CEO) (1)    1999          --         --          --           --          --         --         --
-----------  ----  ----------  ---------  ----------  -----------  -----------  --------  ---------
Thomas
Woolsey      2001                                                                                --
(President)  2000    1,000.00         --          --           --  170,000 (3)        --         --
(2)          1999    4,000.00         --          --           --          --         --         --
                           --         --          --           --          --         --
-----------  ----  ----------  ---------  ----------  -----------  -----------  --------  ---------

(1)  Mr. Claney was appointed Chief Executive Officer of International Commercial Television Inc.
on January 22, 2001.

(2)  Mr. Woolsey was appointed President of International Commercial Television Inc. on June 3,
2000.

(3)  Includes 20,000 options granted under the 2001 Stock Option Plan at $0.50 per share and
150,000 options granted at $2.00 per share.

                           OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                    % OF TOTAL
                    NUMBER OF        OPTIONS /
                    SECURITIES         SARS
                    UNDERLYING      GRANTED TO
                  OPTIONS / SARS   EMPLOYEES IN     EXERCISE OR BASE
NAME                 GRANTED      FISCAL YEAR (1)     PRICE ($/SH)      EXPIRATION DATE
----------------  --------------  ---------------  ------------------  ------------------
 Kelvin Claney                --              --                   --                  --
 (CEO)
----------------  --------------  ---------------  ------------------  ------------------
Thomas Woolsey            20,000             1.4%  $             0.50  June 30, 2007
     (President)         150,000            10.2%  $             2.00  September 28, 2011
----------------  --------------  ---------------  ------------------  ------------------


(1) We granted options to purchase an aggregate of 1,475,000 shares of common stock to employees, including Thomas Woolsey, during the fiscal year ended December 31, 2001.
Stock options granted are under the terms of our 2001 Stock Option Plan.  Each option is exercisable for one share of our common stock.  Some of the options were granted with an exercise price of $0.50 per share, and some were granted with an exercise price of $2.00 per share.  For each optionee, 10% of the options granted will vest on June 30, 2002, and
10% will vest every six months after June 30, 2002.   The exercise term for the options
granted at $0.50 is a period of five years from June 30, 2002, and the exercise term for the options granted at $2.00 per share is a period of 10 years from June 30, 2002.

COMPENSATION  OF  DIRECTORS

Directors receive no compensation for their service as directors, although they do receive reimbursement for expenses.

EMPLOYMENT  CONTRACTS

We  have  no  employment  agreements  with  our  executive  officers.

We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our executive officers and directors, and staff. At the present time, no such plans exist. No advances have been made or are contemplated by International Commercial Television to any of its executive officers or directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth, as of March 26, 2002, our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of March 26, 2002, we had 10,272,833 shares of common stock issued and outstanding.

                                                          NUMBER OF    PERCENTAGE OF
NAME                                                     SHARES OWNED   SHARES OWNED
-------------------------------------------------------  ------------  --------------

Kelvin Claney, Chief Executive Officer, Treasurer and
Member of the Board of Directors (1)                        8,532,500           79.2%
The Better Blocks Trust, declared 1 January 1994 (2)        8,500,000           78.9%
Stephen Jarvis, Member of the Board of Directors (3)        1,865,000           18.2%
Thomas Woolsey, President, Secretary and Member of
the Board of Directors (4)                                     80,000              *
William Flohr, Member of the Board of Directors (5)            80,000              *
Louis J. Basenese, Member of the Board of Directors (6)            --             --
Richard Pitera, Member of the Board of Directors (7)               --             --
Thomas Crosby, Member of the Board of Directors (8)                --             --
Keith Smith, Chief Financial Operator (9)                          --             --
ALL EXECUTIVE OFFICERS AND DIRECTORS AS
A GROUP - 8 INDIVIDUALS (10)                               10,557,500             98%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

*Less than one percent.

(1)  Includes 12,500 shares owned by The Colleen Claney Family Trust, declared
October 12, 1996, of which Mr. Claney is a joint trustee.  Also includes 8,000,000 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee, and
500,000 options that are currently exercisable by The Better Blocks Trust. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The
Better Blocks Trust and the Colleen Claney Family Trust beyond the extent of his pecuniary interest. Mr. Claney's business address is the same as our executive offices in Boca Raton, Florida.


(2) Includes 500,000 options that are currently exercisable by The Better Blocks Trust. The trustees of the Trust are Kelvin Claney, Robin Jan Claney and William Ainslee Reece. The address for The Better Blocks Trust is Level 4, 9 High Street, Auckland New Zealand, c/o William Ainslee Reece, Trustee, Reece & Co.

(3) Mr. Jarvis's business address is 1191 Vito Cruz Extension, Makati City, Metro Manila 1200 Philippines.

(4)  Mr. Woolsey's business address is 4220 Wimbledon Drive, Lawrence, Kansas 66047.

(5) Mr. Flohr's business address is 741 A 10th Street, Santa Monica, California 90402.

(6)  Mr. Basenese's business address is 5095 SE Williams Way, Stuart, Florida 34997.

(7)  Mr. Pitera's business address is 5496 SE Reef Way, Stuart, Florida 34997.

(8) Mr. Crosby's business address is the same as our executive offices in Boca Raton, Florida.

(9) Mr. Smith's business address is 1881 Seabreeze Street, Thousand Oaks, California
91320.

(10) Includes 500,000 options that are currently exercisable by The Better Blocks Trust and 12,500 shares owned by The Colleen Claney Family Trust.

International Commercial Television's executive offices are located at Suite 203B Kimmen Center, 2300 N. Dixie Highway, Boca Raton, Florida 33431-7657.

There are no arrangements known to International Commercial Television, the operation of which may result in a change of control of the company.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2001:

                                  (a)                      (b)                         (c)
                        ------------------------  ----------------------  -----------------------------
                                                                              NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                        NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF          COMPENSATION PLANS
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
PLAN CATEGORY             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
----------------------  ------------------------  ----------------------  -----------------------------
EQUITY COMPENSATION
PLANS APPROVED BY                      1,475,000  $                 1.72                      1,525,000
SECURITY HOLDERS (1)
----------------------  ------------------------  ----------------------  -----------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY                         --                      --                             --
SECURITY HOLDERS
----------------------  ------------------------  ----------------------  -----------------------------
TOTAL                                  1,475,000  $                 1.72                      1,525,000
----------------------  ------------------------  ----------------------  -----------------------------

(1) The 2001 Stock Option Plan was approved by the shareholders on February 26, 2001.

In connection with the Share and Option Purchase Agreement with the Trustee of The Better Blocks Trust, we purchased all of the equity interest in Windowshoppc.com Limited and R.J.M. Ventures, an option to purchase all of the equity in Better Blocks International Limited, and a license to all of the assets owned by Better Blocks International Limited. The purchase price under the agreement was 8,000,000 shares of our common stock and a $590,723 promissory note. The option exercise price under the agreement is the issuance of another 500,000 shares of our common stock. The option has an initial term of ten years. During the first five years of the term, the option may be exercised by the mutual agreement of the Trustee of The Better Blocks Trust and us. At the end of the first five years and each year after the first five years, the
Trustee of The Better Blocks Trust may extend the term of the option by one year, and the option may be exercised by the mutual agreement of the Trustee of The Better Blocks Trust and us. Once less than five years remain in the term of the option, we may exercise the option in our sole discretion. We may terminate the option term at any time in our sole discretion.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

In November 1999, the original Moran Dome Exploration, Inc. shareholders, who held a total of 1,000,000 shares and the members of David R. Mortenson & Associates, who held a total of 1,000,000 shares, sold their shares to William Flohr, a member of our board of directors; Stephen Jarvis, a member of our board of directors; and Thomas Woolsey, our president, secretary and member of our board of directors.

Mr. Crosby, a member of our board of directors, has assisted in positioning us for our registered offering of common stock. Depending on the level of success of our registered offering, Mr. Crosby may join us permanently as an executive officer. If Mr. Crosby joins us as an executive officer, his compensation package would include a significant grant of stock options for his future service. Under the rules of the SEC, Mr. Crosby could be considered a founder or promoter of our company.

Except as noted below, no director, executive officer or nominee of International Commercial Television, and no owner of five percent or more of the company's outstanding shares or any member of their immediate family has entered into or proposed any transaction with the company in which the amount involved exceeds $60,000.

On April 1, 2000, we entered into a share and option purchase agreement with The Better Blocks Trust, of which Kelvin Claney, who is now our chief executive officer, director and treasurer, is co-trustee. Under the agreement, we purchased all of the equity interest in Windowshoppc.com Limited and R.J.M. Ventures Limited and an option to purchase all of the equity in Better Blocks International Limited, as well as a license to all of the assets owned by Better Blocks International Limited. The purchase price under the agreement was 8,000,000 shares of Moran Dome's common stock and a $590,723 promissory note. As of December 31, 2001, the principal and accrued interest on the note amounted to $688,772. The option exercise price is the issuance of another 500,000 shares of our common stock. Mr. Claney is a founder and the driving force behind our business to date, and under the rules of the SEC, he may be considered a founder or promoter of our company.

We have received short-term advances from Kelvin Claney. The outstanding balance of the advances received from Mr. Claney was approximately $377,000 as of December 31, 2001, and approximately $158,000 as of December 31, 2000.

We have an ongoing third-party arrangement with Positive Response Vision, Inc., of which our director Stephen Jarvis is president. Under the agreement, Positive Response Vision, Inc. acts as a third-party distributor of certain of our products, including Smart Stacks and Derma Wand. In some instances, the third-party agreement we have with Positive Response Vision, Inc. has been based on royalties of $2.00 per unit, but in most cases Positive Response Vision, Inc. purchases units from us at an agreed price. We received approximately $151,000 of our total revenues from sales to Positive Response Vision, Inc. during the fiscal year ended December 31, 2001, and approximately $108,000 of our total revenues during the fiscal year ended December 31, 2000.

Our director William Flohr is a director and greater than 10% beneficial owner of Amden Corp., which owns Cybersonic. We periodically purchase units of Cybersonic from Amden Corp. and act as the international distributor for them. In acting as the international distributor, we generally receive the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product from Amden Corp. During the year ended December 31, 2001, we recognized approximately $485,000 in revenue from sales of Cybersonic to international infomercial operators, and we paid Amden Corp. approximately $411,000. During the fiscal year ended December 31, 2000, we recognized approximately $2,500 of revenue from sales of Cybersonic, and we paid Amden Corp. approximately $2,375.

In August 2001, we entered into an Independent Sales Representative Agreement with Dimensional Marketing Concepts, Inc. to act as our exclusive independent sales representative to manage the promotion, marketing and sale of certain of our products into retail channels of trade in the United States and Puerto Rico. Our directors Louis Basenese and Richard Pitera are the chief executive officer and president, respectively, of Dimensional Marketing Concepts, Inc. Under the agreement, we are generally obligated to pay Dimensional Marketing Concepts a commission of 15% of the aggregate proceeds received by us from sales to Dimensional Marketing Concepts Inc. accounts, less taxes and such things as markdowns, discounts, returns and refunds, etc. In consideration of the services to be performed under the agreement by Dimensional Marketing Concepts, Inc. and for their service as directors, we granted Mr. Basenese and Mr. Pitera options to purchase a total of 170,000 shares each of our common stock. As of December 31, 2001, we have not paid any commissions to Dimensional Marketing Concepts under the agreement.

CERTAIN  BUSINESS  RELATIONSHIPS

Except with regard to the transaction described above with Kelvin Claney in his capacity as co-trustee of The Better Blocks Trust and the transaction described above with William Flohr in his capacity as director and greater than 10% beneficial owner of Amden Corp., no director, executive officer, nominee for election as director, beneficial owner of 5% of International Commercial Television Inc. or member of the immediate family of any such persons was, during the fiscal year ended December 31, 2001, or the fiscal year ended December 31, 2000, an executive officer or beneficial owner of more than 10% of any other entity that has engaged in a transaction with International Commercial Television in excess of 5% of either the company's revenues or assets, and none of such persons has any such interest in any transaction proposed as of the date of filing of this report.

INDEBTEDNESS  OF  MANAGEMENT

There  are  no  persons  who  are directors, executive officers of International
Commercial Television, nominees for election as a director, immediate family members of the foregoing, corporations or organizations (in which the foregoing are executive officers or partners, or 10% of the shares of which are directly or beneficially owned by the foregoing), trusts or estates (in which the foregoing have a substantial beneficial interest or as to which the foregoing serve as a trustee or in a similar capacity) that are indebted to International Commercial Television in an amount in excess of $60,000.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

2.1*     Share  and  Option  Purchase  Agreement
3.1*     Amended  and  Restated  Articles  of  Incorporation
3.2*     Amended  and  Restated  Bylaws
3.3*     First  Amendment  to  Amended  and  Restated  Bylaws
4.1*     Specimen  Share  Certificate
10.1*    Manufacturing,  Marketing  and  Royalty  Agreement  with  Omega  5
         Technologies
10.2*    2001  Stock  Option  Plan
10.3* Promissory Note made by Moran Dome Exploration Inc. payable to the Trustees of The Better Blocks Trust, in the amount of $590,723.27
10.4* Extension of Promissory Note dated August 23, 2001, by and between the Trustees of The Better Blocks Trust and International Commercial Television Inc.
10.5* Independent Sales Representative Agreement between International Commercial Television Inc. and Dimensional Marketing Concepts, Inc.
10.6**   Assignment  of  Trademark  by  Dimensional  Marketing  Concepts, Inc.
21.1*    Subsidiaries  of  International  Commercial  Television  Inc.

* Incorporated by reference from the Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

** Incorporated by reference from Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 24, 2001.

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL  COMMERCIAL  TELEVISION  INC.

Date: March  27,  2002           By: /s/  Thomas  Woolsey
      ----------------               ---------------------------
                                          Name:  Thomas  Woolsey
                                          Title:  President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   By:  /s/  Thomas  Woolsey                            Date:  March  27,  2002
        --------------------                                   ----------------
        Name:  Thomas  Woolsey
        Title:  President,  Secretary  and  Director


   By:  /s/  Kelvin  Claney                              Date:  March 29,  2002
        -------------------                                     ---------------
        Name:  Kelvin  Claney
        Title:  Chief  Executive  Officer,  Director


   By:  /s/  Keith  Smith                                Date:  March 29,  2002
        -----------------                                       ---------------
        Name:  Keith  Smith
        Title:  Chief  Financial  Officer,
        Principal  Accounting  Officer

   By:  /s/  Thomas  Crosby                              Date:  March 29,  2002
        -------------------                                     ---------------
        Name:  Thomas  Crosby
        Title:  Director

   By:  /s/  Stephen  J.  Jarvis                         Date:  March 30,  2002
        ------------------------                                ---------------
        Name:  Stephen  J.  Jarvis
        Title:  Director

   By:                                                   Date:
        -----------------------                                ---------------
        Name:  William  R.  Flohr
        Title:  Director

   By:  /s/  Louis  J.  Basenese                         Date:  March 29,  2002
        ------------------------                                ---------------
        Name:  Louis  J.  Basenese
        Title:  Director

   By:  /s/  Richard  Pitera                             Date:  March 29,  2002
        --------------------                                    ---------------
        Name:  Richard  Pitera
        Title:  Director

                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             INTERNATIONAL COMMERCIAL TELEVISION INC.

Independent Auditor's Report, dated March 25, 2002. . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as at December 31, 2001 and 2000 (audited). . . . . . . . . . . .  F-2

Consolidated Statement of Operations for the years ended December 31, 2001 and 2000 (audited)  F-3

Consolidated Statement of Cash Flows for the years ended December 31, 2001 and 2000 (audited)  F-4

Consolidated Statement of Shareholders' Equity as at December 31, 2001 and 2000 (audited) . .  F-5

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  F-6

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To the Board of Directors and Shareholders of International Commercial Television, Inc. and Subsidiaries
Boca  Raton,  Florida


We have audited the accompanying consolidated balance sheets of International Commercial Television, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Commercial Television, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its consolidated operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/  Moore  Stephens  Frazer  and  Torbet,  LLP



City  of  Industry,  California
March  25,  2002

            INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31, 2001 AND 2000
                         --------------------------------


                                                      2001          2000
                                                  ----------  ----------
ASSETS
------

CURRENT ASSETS:
  Cash                                            $           $  43,128
  Accounts receivable                                            82,419
  Related party receivable                           21,063
  Inventory, net                                        400      10,000
  Prepaid expenses                                   18,875      36,809
  Deferred charges                                  124,996
                                                  ----------  ----------
    Total current assets                            165,334     172,356
                                                  ----------  ----------

PROPERTY AND EQUIPMENT:
  Computers and software                             14,558      12,096
  Less accumulated depreciation                       5,161       1,772
                                                  ----------  ----------
    Property and equipment, net                       9,397      10,324
                                                  ----------  ----------

      Total assets                                $ 174,731   $ 182,680
                                                  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Bank overdraft                                  $   1,792   $
  Accounts payable and accrued liabilities          106,388      39,041
  Advances from shareholder                         377,362     157,600
                                                  ----------  ----------
    Total current liabilities                       485,542     196,641
                                                  ----------  ----------

NOTE PAYABLE AND ACCRUED INTEREST
  TO SHAREHOLDER
                                                    688,772     632,839
                                                  ----------  ----------
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,249,500 issued
    and outstanding                                     150         150
  Additional paid-in capital                        (11,873)   (291,873)
  Accumulated deficit                              (707,860)   (355,077)
  Unearned compensation                            (280,000)
                                                  ----------  ----------
    Total shareholders' equity                     (999,583)   (646,800)
                                                  ----------  ----------

      Total liabilities and shareholders' equity  $ 174,731   $ 182,680
                                                  ==========  ==========

The accompanying notes are an integral part of this consolidated financial statement.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------


                                    2001         2000
                                 -----------  ----------
NET SALES                        $1,239,685   $ 727,078
COST OF SALES                       930,987     374,851
                                 -----------  ----------
GROSS PROFIT                        308,698     352,227
                                 -----------  ----------

OPERATING EXPENSES:
  Depreciation                        3,389       1,772
  Research and development            3,267     168,712
  Acquisition costs                  30,008      28,770
  General and administrative        391,789     176,536
  Selling and marketing             106,379     261,287
  Royalties                          41,346      17,902
  Rent                                6,712       3,914
                                 -----------  ----------
    Total operating expenses        582,890     658,893
                                 -----------  ----------

OPERATING LOSS                     (274,192)   (306,666)
                                 -----------  ----------

OTHER EXPENSE:
  Interest expense, shareholder      55,933      42,116
  Interest expense                   22,658       6,295
                                 -----------  ----------
    Total other expense              78,591      48,411
                                 -----------  ----------

LOSS BEFORE INCOME TAXES           (352,783)   (355,077)

INCOME TAXES                              -           -
                                 -----------  ----------

NET LOSS                         $ (352,783)  $(355,077)
                                 ===========  ==========

BASIC LOSS PER SHARE             $    (0.03)  $   (0.04)
                                 ===========  ==========

FULLY DILUTED LOSS PER SHARE     $    (0.03)  $   (0.04)
                                 ===========  ==========

The accompanying notes are an integral part of this consolidated financial statement.

                         INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                               ----------------------------------------------


                                                  Additional
                            Number of               Paid-In    Accumulated   Unearned
                             Shares      Amount     Capital      Deficit   Compensation      Totals
                           -----------  --------  ------------  ---------  -------------  ------------
Balances, January 1, 2000   8,000,000   $         $             $          $              $

Issuance of common stock    2,100,000

Issuance of common stock      149,500       150       298,850                                 299,000

Note payable issued
  in connection with
  recapitalization                                   (590,723)                               (590,723)

Net loss                                                        (355,077)                    (355,077)
                           -----------  --------  ------------  ---------  -------------  ------------

Balances, December 31,
  2000, as restated        10,249,500           150  (291,873)  (355,077)                    (646,800)

Grants of stock options                               280,000                  (280,000)

Net loss                                                        (352,783)                    (352,783)
                           -----------  --------  ------------  ---------  -------------  ------------

Balances, December 31,
    2001                   10,249,500   $   150   $  (11,873)  $(707,860)  $   (280,000)  $  (999,583)
                           ===========  ========  ============  =========  =============  ============

The  accompanying  notes  are  an  integral  part of this consolidated financial statement.

            INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                  ----------------------------------------------


                                                               2001        2000
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(352,783)  $(355,077)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                              3,389       1,772
      Decrease (increase) in accounts receivable               82,419     (82,419)
      Increase in related party receivable                    (21,063)
      Decrease (increase) in inventory                          9,600     (10,000)
      Decrease (increase) in prepaid expenses                  17,934     (36,809)
      Increase in deferred charges                           (124,996)
      Increase in accounts payable and accrued liabilities     67,347      39,041
      Increase in accrued interest on note payable             55,933      42,116
                                                            ----------  ----------
        Net cash used in operating activities                (262,220)   (401,376)
                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                          (2,462)    (12,096)
                                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                                    1,792
  Advances from shareholder                                   449,718     391,763
  Payments to shareholder                                    (229,956)   (234,163)
  Proceeds from issuance of common stock                                  299,000
                                                            ----------  ----------
    Net cash provided by financing activities                 221,554     456,600
                                                            ----------  ----------

NET (DECREASE) INCREASE IN CASH                               (43,128)     43,128

CASH, beginning of the year                                    43,128           -
                                                            ----------  ----------

CASH, end of year                                           $       -   $  43,128
                                                            ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest expense paid                                     $  22,658   $   6,295
                                                            ==========  ==========

  Income taxes paid                                         $       -   $       -
                                                            ==========  ==========

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

  Note payable used to finance acquisitions                 $       -   $ 590,723
                                                            ==========  ==========

The accompanying notes are an integral part of this consolidated financial statement.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

International Commercial Television, Inc. (the Company (ICT)), was organized under the laws of the state of Nevada on June 25, 1998. From June 25, 1998 through March 31, 2000, the Company had limited operations and assets. During this period, the Company did not commence planned principal operations or derive any revenue therefrom and consequently was considered a development stage company as defined by SFAS No. 7.

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of The Better Block Trust (BBT), which owned or controlled all of the equity interest in Windowshoppc.com Limited (WSL), R.J.M. Ventures
Limited (RJML) and Better Blocks International Limited (BBIL). Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL. The purchase price under the agreement was 8,000,000 shares of the Company's common stock and a $590,723 promissory note. The option exercise price is the issuance of an additional 500,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as an acquisition of ICT by WSL and RJML and as a recapitalization of WSL and RJML. The historical financial statements prior to April 1, 2000 are those of WSL and RJML. The operations presented in the financial statements from April 1, 2000 through December 31, 2001 are that of ICT, WSL and RJML. Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented, as the operations of ICT were negligible.

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999 and has a fiscal year end of March 31.

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year end of March 31.

Nature  of  operations
----------------------

The Company sells various consumer products. The products are primarily marketed and sold through infomercials. The products are sold throughout the United States and internationally via the infomercials. Although the companies are incorporated in Nevada and New Zealand, operations are currently run from Boca Raton, Florida.

Principles  of  consolidation
-----------------------------

The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, WSL and RJML. All significant inter-company transactions and accounts have been eliminated.

Accounting  method
------------------

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

New  accounting  pronouncements
-------------------------------

The Company has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments and hedging activities. The adoption of this statement did not have a material impact to the Company's consolidated financial statements.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  accounting  pronouncements  (continued)
--------------------------------------------

The Company has adopted SAB No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; (4) collectibility is reasonably assured. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

The Company adopted the provisions of FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
25)." FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of the previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for companies with calendar year ends, will be January 1, 2002. The adoption of this new statement did not have a material impact to the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement superceded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement removes goodwill from its scope, (addressed in SFAS No. 142) and addresses long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. The provisions of this statement are required to be applied starting with fiscal years beginning after December 31, 2001. The Company expects that the adoption of this new statement will not have a material impact to the Company's consolidated financial statements.

Revenue  recognition
--------------------

Product sales revenue is recognized upon shipment of the product to the customer. The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. The Company provides an allowance for returns based upon past experience. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales. Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2001 and 2000, substantially all of the Company's trade receivables were due from two customers and one customer, respectively.

Cash  equivalents
-----------------

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts  receivable
--------------------

No allowance for uncollectible accounts has been provided. The Company's management has evaluated the accounts and believes they are all collectible.

Inventory
---------

Inventory consists primarily of products held for resale, and are stated at the lower of cost (first-in, first-out method) or market.

Property  and  equipment
------------------------

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 5 years. Depreciation is computed using the straight-line method.

The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2001, management expects these assets to be fully recoverable.

Depreciation expense amounted to $3,389 and $1,772 for the years ended December 31, 2001 and 2000, respectively.

Shipping  and  handling
-----------------------

Shipping and handling costs are included in cost of sales. Shipping and handling costs amounted to $3,451 and $27,211 for the years ended December 31, 2001 and 2000, respectively. Amounts paid to the Company by customers for shipping and handling charges are included in net sales.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Research  and  development
--------------------------

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. Research and development expense amounted to $3,267 and $168,712 for the years ended December 31, 2001 and 2000, respectively.

Advertising  costs
------------------

Advertising costs are expensed as incurred and are included in research and development expense and selling and marketing expense in the accompanying consolidated financial statements. Advertising expense amounted to $179,889 for the year ended December 31, 2000. No such expense exists for the year ended December 31, 2001.

Income  taxes
-------------

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

Income tax benefits have not been recorded during the current period on United States and New Zealand losses. These benefits will be recorded when realized or at such time it is determined that these benefits are likely to be realized.

Stock  options
--------------

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option is less than the market price of the underlying common stock on the date of grant.

SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  2  -  BUSINESS  ACQUISITION

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of BBT, which owned or controlled all of the equity interest in WSL, RJML and BBIL. Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL. The purchase price under the agreement was 8,000,000 shares of the Company's common stock and a $590,723 promissory note. The option exercise price is the issuance of an additional 500,000 shares of the Company's common stock. Upon the exercise of the option, the assets acquired will be recorded at BBIL's historical cost.

The license to all of the assets owned by BBIL consisted primarily of exclusive worldwide rights to manufacture, market, distribute, further develop, and otherwise fully exploit the proprietary rights owned by BBIL. The license rights have an initial term of 10 years, at the end of the first five years and at the end of each subsequent year, BBIL may extend the term by one year.

For accounting purposes, the acquisition has been treated as an acquisition of ICT by WSL and RJML and as a recapitalization of WSL and RJML. As of April 1, 2000 (date of acquisition), WSL, RJML and BBIL were valued at approximately
$15,000,000 in an independent appraisal performed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. The Company believes the value of the assets it acquired was $13,900,000, because it currently has only license rights related to BBIL, and not ownership of BBIL's goodwill.


NOTE  3  -  DEFERRED  CHARGES

Deferred charges consist of specific costs directly attributable to the Company's proposed offering. These costs will be charged against the Company's gross proceeds from the proposed offering.


NOTE  4  -  LICENSE  AND  RECONVEYANCE  AGREEMENTS

Effective April 1, 2000, the Company entered into a License and Reconveyance Agreement with WSL and RJML. These agreements are royalty-free. WSL and RJML own or have rights in certain intellectual properties that they do not presently wish to exploit, but which it may wish to exploit in the future. Accordingly, WSL and RJML granted all production rights, proprietary rights, inventory, development rights, hard assets, licenses and any assets or rights to the Company. The Company has the right to further develop and enhance the intellectual properties as the Company sees fit. At the option of WSL or RJML, they can demand to reconvey all grants previously given to the Company. The license agreements are in effect until WSL and RJML exercise their rights to demand reconveyance.


NOTE  5  -  FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature. The carrying amount of note payable debt approximates fair value based on the borrowing rate of prime rate plus 1.0%.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks  and  Derma  Wand
-------------------------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks. Smart Stacks is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote, market, sell and distribute Smart Stacks worldwide through all means. In consideration of the grants received, RJML shall pay a royalty at a rate between 2.0% and 5.0% of RJML's net sales depending on various scenarios as defined in the agreement. The initial term of the agreement is five years starting May 18, 1998. The agreement automatically and continually renews for successive additional five year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the inventor intends to terminate the agreement.

On July 1, 1998, RJML entered into a production agreement with The Broadcast Arts Group, Inc. (BAG) for the creation of infomercials of Smart Stacks. RJML pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, RJML shall pay a royalty at a rate between 2.0% and 2.5% of RJML's adjusted gross sales depending on various scenarios as defined in the agreement. This agreement has an indefinite term, however, it may be terminated upon thirty days written notice under certain conditions as defined in the agreement.

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand. WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty at a rate of: (i) 2.0% of WSL's adjusted gross revenue made in the United States to consumers in direct response to airings of the infomercial, (ii) $1.00 for each unit sold in the United States to consumers via all other means, (iii) 5.0% of the wholesale selling  price  to  televised  home  shopping  retailers as to which BAG renders coordination services, (iv) 2.0% of the wholesale selling price to televised home shopping retailers as to which BAG does not render coordination services, and (v) $.75 for each unit sold outside of the United States. The initial term of this agreement is until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three year terms unless either party is in material breach and the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term.

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a Derma Wand infomercial. Under the agreement, WSL paid a fixed amount for the individual's appearance in the infomercial and an airing fee of $6,500 for each calendar quarter during which WSL continues to air said infomercial. On July 11, 2001, the agreement was amended to include a royalty payment of $.50 for each unit sold internationally, with a maximum royalty payment of $6,500 for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to a flat $6,500 per calendar quarter. The initial term of the agreement is five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

The Company assumed any and all responsibilities associated with the agreements noted above on April 1, 2000, pursuant to the license and reconveyance agreement disclosed in Note 4.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  matters
--------------

On January 5, 2001, WSL entered into a marketing and royalty agreement with Omega 5. WSL shall have worldwide nonexclusive rights to manufacture, market and distribute Derma Wand. In consideration of these rights, WSL shall pay a royalty at a rate between $2.50 and $5.00 for each unit sold of Derma Wand depending on various scenarios as defined in the agreement. The agreement is silent as to its duration.

On August 10, 2001, the Company entered into an agreement with Tel America Media Incorporated (TAM), granting TAM the right to exclusively sell Better Blocks products by way of direct response television advertising using infomercials owned by the Company for the period of September 30, 2001 to December 29, 2001. Under the agreement, the Company earned a royalty of $1.50 for each 1000 piece Better Blocks Kits sold.

On August 13, 2001, the Company entered into an agreement with Dimensional Marketing Concepts, Inc. (DMC), granting DMC the right to act as the exclusive independent sales representative to manage the promotion, marketing and sale of certain products, as defined in the agreement, into retail channels of trade in the United States and Puerto Rico. The chief executive officer and president of DMC serve as directors of the Company. Under the agreement, the Company will pay DMC a commission at the rate of 15% of net sales for products sold as defined in the agreement. The initial term of the agreement is for a period starting August 13, 2001 and ending December 31, 2002. The agreement automatically and continually renews for additional and successive 36 month periods, unless either party notifies the other, at least 30 days before the end of the then current renewal term, of its intent to terminate the agreement.

For the period from April 1, 2000 through December 31, 2001, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

The Company currently has a month to month oral lease for its executive offices for approximately $400 per month. In addition, the Company rents a portion of an office under a month to month oral lease for certain administrative duties for approximately $145 per month.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $377,362 and $157,600 as of December 31, 2001 and 2000, respectively. Interest rates charged during these periods ranged from 6.0% to 15.5%. Interest incurred amounted to $22,658 and $6,295 for the years ended December 31, 2001 and 2000, respectively.

The  Company has a note payable to a shareholder in the amount of $590,723.  The note is unsecured and bears interest at an annual rate of prime rate plus 1.0%. The prime rate was 5.75% and 9.50% as of December 31, 2001 and 2000, respectively. Interest is compounded monthly, principal and interest are due November 1, 2004. Total principal and accrued interest amounted to $688,772 and $632,839 as of December 31, 2001 and 2000, respectively.

The Company has made sales to an entity controlled by a director and shareholder of the Company. Sales to this entity amounted to approximately $150,500 and $108,000 for the years ended December 31, 2001 and 2000, respectively. In addition, as of December 31, 2001, the Company has a receivable from this entity amounting to $10,524. No such receivable existed as of December 31, 2000.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The Company has made purchases from an entity with a common director and shareholder. Purchases from this entity amounted to approximately $400,000 and $2,400 for the years ended December 31, 2001 and 2000, respectively. In addition, as of December 31, 2001, the Company has a receivable from this entity, amounting to $10,539 related to commission income earned on certain sales. No such receivable existed as of December 31, 2000.

NOTE  8  -  CAPITAL  STOCK

As of December 31, 2000, the authorized capital stock of the Company consisted of 10,000,000 shares of common stock, $.001 par value. As of December 31, 2000, the Company had 10,249,500 shares of common stock issued and outstanding, 249,500 shares in excess of the number authorized as of that date. On January 22, 2001, the Company's Board of Directors recommended a resolution to amend and restate the Company's Articles of Incorporation. The amended and restated Articles, among other things, increased the authorized shares of common stock to 100,000,000 and established 20,000,000 shares of preferred stock having a par value of $.001 per share. This resolution was approved by the consent of shareholders on February 26, 2001 and filed with the Nevada Secretary of State on March 6, 2001.


NOTE  9  -  CAPITAL  TRANSACTIONS

The Company issued 8,000,000 shares of its common stock in the acquisition of WSL and RJML on April 1, 2000. Since the acquisition has been treated as an acquisition of ICT by WSL and RJML and as a recapitalization of WSL and RJML, the 8,000,000 shares have been shown as outstanding as of the beginning of 2000. The 2,100,000 shares previously outstanding for ICT have been shown as an issuance for the net assets of ICT.

Between the period June 1, 2000 to October 15, 2000, the Company engaged in a private placement offering of its common stock. On the completion of the offering, the Company accepted subscriptions for a total of 149,500 shares of common stock for a total of $299,000 or $2.00 per share.


NOTE  10  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE  10  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE  (CONTINED)

The  computations  for  basic  and  fully diluted loss per share are as follows:

For the year ended December 31, 2001:          Loss            Shares         Per-share
                                           (Numerator)      (Denominator)       Amount
                                        ------------------  -------------  ----------------
Basic and fully diluted loss per share
-------------------------------------
Loss available to common shareholders   $        (352,783)     10,249,500  $         (0.03)
                                        ==================  =============  ================

For the year ended December 31, 2000:          Loss            Shares         Per-share
                                           (Numerator)      (Denominator)       Amount
                                        ------------------  -------------  ----------------

Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders   $        (355,077)     10,166,251  $         (0.04)
                                        ==================  =============  ================

NOTE  11  -  STOCK  OPTION  PLAN

The Company adopted a stock option plan. The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities. It is intended that options issued under this Plan constitute nonqualified stock options.

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. The Company applies FASB statement 123, "Accounting for Stock-Based Compensation" ("SFAS NO.123") for stock options granted to consultants, which requires the Company to use the fair value method to determine the costs of the options. The Company has not issued any options to consultants as of December 31, 2001.

On September 28, 2001, the Company granted stock options to employees under the Company's 2001 Stock Option Plan. The stock options granted amounted to
1,475,000 shares of the Company's common stock. The option exercise price stated for 1,195,000 of the option shares is $2.00 and for 280,000 of the option shares is $.50 with an exercise option term ranging from 5 to 10 years. These options will vest 10% every six months beginning June 30, 2002. The Company estimated the fair value of its stock at $1.50 per share. This value was determined based on the price of common stock in the Company's initial offering. Utilizing the stock options granted with an exercise price of $.50 and $2.00 per share resulted in unearned compensation expense of $280,000, which has been recorded to shareholders' equity as of December 31, 2001. The unearned compensation will be charged to expense over the periods that services are rendered by the option holders beginning June 30, 2002, as the options vest.

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  11  -  STOCK  OPTION  PLAN  (CONTINUED)

SFAS No. 13, requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards to employees, had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 50.0%; risk-free interest rates of 5.88% and expected lives of 5 years. The amount of unearned compensation under SFAS No. 123 would have been $1,458,000.

The proforma information required under SFAS No. 123 has not been presented as the compensation costs from stock options remained unearned as of and for the period ended December 31, 2001. As a result, there is no difference in proforma net income and earnings per share from amounts reported in the financial statements.

The computation of diluted earnings per share does not assume the exercise of the stock options granted because they would have an anti-dilutive effect.


NOTE  12  -  INCOME  TAXES

The Company did not provide any current or deferred US federal, state or foreign tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realizability. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $890,000 related to US federal, foreign and state jurisdictions through December 31, 2001. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows as of December 31:

                                          2001                  2000
                                  --------------------  --------------------
     Net operating loss           $           183,000   $            87,000
     Basis of investments                   2,431,000             2,425,000
     Basis of intangibles                     428,000               428,000
     Accumulated amortization                 (51,000)              (22,000)
     State taxes                             (121,000)             (118,000)
                                  --------------------  --------------------
       Total deferred tax assets            2,870,000             2,800,000
     Valuation allowance                   (2,870,000)           (2,800,000)
                                  --------------------  --------------------
       Net deferred tax assets    $                 -   $                 -
                                  ====================  ====================

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  13  -  SEGMENT  REPORTING

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by geographic area. Operating expenses are primarily prorated based on the relationship between domestic and international sales.

Information with respect to the Company's operating income (loss) by geographic area is as follows:

     For the year ended December 31, 2001:
     -------------------------------------

                                                  Domestic          International           Totals
                                            --------------------  ------------------  ------------------
     Net sales                              $             6,357   $       1,233,328   $       1,239,685
     Cost of sales                                        4,655             926,332             930,987
                                            --------------------  ------------------  ------------------
     Gross profit                                         1,702             306,996             308,698
                                            --------------------  ------------------  ------------------

     Operating expenses:
       Depreciation and amortization                         17               3,372               3,389
       Research and development                              16               3,251               3,267
       Acquisition costs                                    150              29,858              30,008
       General and administrative                         1,959             389,830             391,789
       Selling and marketing                                532             105,847             106,379
       Royalties                                            207              41,139              41,346
       Rent                                               6,712                                   6,712
                                            --------------------  ------------------  ------------------
         Total operating expenses                         9,593             573,297             582,890
                                            --------------------  ------------------  ------------------

     Operating loss                         $            (7,891)  $        (266,301)  $        (274,192)
                                            ====================  ==================  ==================

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  13  -  SEGMENT  REPORTING  (CONTINUED)

     For the year ended December 31, 2000:
     -------------------------------------


                                           Domestic         International           Totals
                                      ------------------  ------------------  ------------------
     Net sales                        $         485,444   $         241,634   $         727,078
     Cost of sales                              250,227             124,624             374,851
                                      ------------------  ------------------  ------------------
     Gross profit                               235,217             117,010             352,227
                                      ------------------  ------------------  ------------------

     Operating expenses:
       Depreciation and amortization              1,183                 589               1,772
       Research and development                 112,643              56,069             168,712
       Acquisition costs                         19,209               9,561              28,770
       General and administrative               117,867              58,669             176,536
       Selling and marketing                    174,452              86,835             261,287
       Royalties                                 11,953               5,949              17,902
       Rent                                       3,914                                   3,914
                                      ------------------  ------------------  ------------------
         Total operating expenses               441,221             217,672             658,893
                                      ------------------  ------------------  ------------------

     Operating loss                   $        (206,004)  $        (100,662)  $        (306,666)
                                      ==================  ==================  ==================


{CAM511387.DOC;2/60902.042001/}     F-21

NOTE  14  -  SUBSEQUENT  EVENT

On February 12, 2002, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 (Commission file number 333-70878) for an offering of 2,000,000 shares of ICT's common stock at $1.50 per share. The total offering consists of 1,500,000 original issue Company shares and 500,000 selling shareholder shares. The offering commenced on February 12, 2002, and will terminate April 13, 2002. ICT is conducting the offering on a self-underwritten, best efforts, no minimum basis.

                                  EXHIBIT INDEX

EXHIBIT  NO.     DESCRIPTION
------------     -----------

2.1*             Share  and  Option  Purchase  Agreement
3.1*             Amended  and  Restated  Articles  of  Incorporation
3.2*             Amended  and  Restated  Bylaws
3.3*             First  Amendment  to  Amended  and  Restated  Bylaws
4.1*             Specimen  Share  Certificate
10.1*            Manufacturing,  Marketing  and  Royalty Agreement with Omega 5
                 Technologies
10.2*            2001  Stock  Option  Plan
10.3*            Promissory  Note  made  by  Moran Dome Exploration Inc. payable to the Trustees  of  The  Better  Blocks  Trust,  in the amount of  $590,723.27
10.4*            Extension of Promissory Note dated August 23, 2001, by and between the Trustees of The Better Blocks Trust and
                 International Commercial Television Inc.
10.5*            Independent  Sales  Representative  Agreement  between
                 International Commercial  Television  Inc.  and  Dimensional
                 Marketing  Concepts,  Inc.
10.6**           Assignment of Trademark by Dimensional Marketing Concepts, Inc.
21.1*            Subsidiaries of International  Commercial  Television  Inc.

----------------
* Incorporated by reference from the Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

** Incorporated by reference from Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 24, 2001.