Form 10KSB/A
period 2001-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2002-05-15
CIK 1076522

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   ------------------------------------------
                                  FORM 10-KSB/A
                               AMENDMENT NO. 1 TO


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

                         Commission file number: 0-49638
                                                 -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
             -------------------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                               76-0621102
             -----------                           --------------
    (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)

             873 NE 77th Street
               Boca Raton, FL                               33487
  (Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number: (561) 417-0882
                                              --------------

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $  1,239,685
                                                              ----------------

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

Documents  Incorporated  by  Reference:  None

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [_]  No [X]


EXPLANATORY  NOTE:
THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-KSB/A FOR THE YEAR ENDED DECEMBER 31, 2001, INCLUDES THE ADDITION OF A TABLE IN THE EXECUTIVE COMPENSATION SECTION CONTAINING INFORMATION ON THE VALUE OF OUR NAMED EXECECUTIVE OFFICERS' UNEXERCISED OPTIONS AT DECEMBER 31, 2001, AND THE ADDITION OF OUR PAST PRESIDENT IN THE SUMMARY COMPENSATION TABLE. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-KSB. ALL INFORMATION IN THIS FORM 10-KSB/A IS AS OF DECEMBER 31, 2001, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.


                                    INDEX TO
                         ANNUAL REPORT ON FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 2001

PART III
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

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


                                 SUMMARY COMPENSATION TABLE

                                                     LONG TERM COMPENSATION
                                                     ----------------------------------
                  ANNUAL COMPENSATION                AWARDS                     PAYOUTS
                  ---------------------------------  ----------------------------------
                                                                                         ALL
NAME                                     OTHER       RESTRICTED   SECURITIES             OTHER
AND                                      ANNUAL      STOCK        UNDERLYING   LTIP      COMP-
PRINCIPAL                                COMPEN-     AWARD(S)     OPTIONS/     PAYOUTS   ENSATION
POSITION    YEAR  SALARY ($)  BONUS ($)  SATION ($)  ($)          SARS (#)     ($)       ($)
----------  ----  ----------  ---------  ----------  -----------  -----------  --------  ---------
Kelvin      2001          --         --          --           --          --         --         --
Claney      2000          --         --          --           --          --         --         --
(CEO) (1)   1999          --         --          --           --          --         --         --
----------  ----  ----------  ---------  ----------  -----------  -----------  --------  ---------
Thomas      2001    1,000.00         --          --           --  170,000 (3)        --         --
Woolsey     2000    4,000.00         --          --           --          --         --         --
(Current    1999          --         --          --           --          --         --         --
President)
(2)
----------  ----  ----------  ---------  ----------  -----------  -----------  --------  ---------
John        2000          --         --          --           --          --         --         --
Bauska      1999          --         --          --           --          --         --         --
(Past
President)
----------  ----  ----------  ---------  ----------  -----------  -----------  --------  ---------


(1)  Mr.  Claney was appointed Chief Executive Officer of International Commercial Television Inc.
on  January  22,  2001.

(2)  Mr.  Woolsey  was  appointed President of International Commercial Television Inc. on June 3,
2000.

(3)  Includes  20,000  options  granted  under  the  2001 Stock Option Plan at $0.50 per share and
150,000  options  granted  at  $2.00  per  share.

                            OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                   % OF TOTAL
                   NUMBER OF        OPTIONS /
                   SECURITIES         SARS
                   UNDERLYING      GRANTED TO
                 OPTIONS / SARS   EMPLOYEES IN     EXERCISE OR BASE
NAME                GRANTED      FISCAL YEAR (1)     PRICE ($/SH)      EXPIRATION DATE
---------------  --------------  ---------------  ------------------  ------------------
Kelvin Claney                --               --                  --                  --
(CEO)
---------------  --------------  ---------------  ------------------  ------------------
Thomas Woolsey           20,000             1.4%   $            0.50       June 30, 2007
(President)             150,000            10.2%   $            2.00  September 28, 2011


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


The following table provides information on the value of the named executive officers' unexercised options at December 31, 2001.

                    AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR
                                AND FY-END OPTION / SAR VALUES

                                                              Number of
                                                             Securities         Value of
                                                             Underlying        Unexercised
                                                             Unexercised      In-the-Money
                                                           Options / SARs    Options / SARs
                                                            At FY-End (#)     at FY-End ($)

                     Shares Acquired                        Exercisable /     Exercisable /
        Name          On Exercise(#)    Value Realized($)   Unexercisable     Unexercisable
-------------------  ----------------  ------------------  ---------------  -----------------
Kelvin Claney (CEO)                --                  --               --                --
-------------------  ----------------  ------------------  ---------------  -----------------
Thomas Woolsey
(President)                        --                  --     -- / 170,000  --  / $20,000 (1)

(1)     Value  of  unexercised in-the-money options determined by reference to offering price of  $1.50  in  the Company's initial registered offering of its common stock (Commission File
No.  333-70878).


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

                                     INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:  5/14/02                       By:  /s/  Kelvin Claney
     ------------------                 ----------------------------------------
                                        Name:  Kelvin Claney
                                        Title: Chief Executive Officer, Director