Form 10QSB
period 2002-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2002-05-15
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the quarterly period ended     March 31, 2002
                                    ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the transition period from          to
                                    --------    --------

     Commission file number:     0-49638
                                 -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Nevada                           76-0621102
        -------------------------------          -------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

                       873 NE 77th Street
                  Boca Raton, Florida                       33487
             ----------------------------------------     ----------
             (Address of principal executive offices)     (Zip Code)

                                 (561) 471-0882
                                 --------------
                           (Issuer's telephone number)

                            Suite 203B Kimmen Center
                              2300 N. Dixie Highway
                            Boca Raton, FL 33431-7657
                         -------------------------------
         (Former name or former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2002, the Issuer had 10,272,833 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one): Yes [ ]  No [X]

                                  TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .   1
                  Report of Independent Certified Public Accountants. . . . . . .   1
                  Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .   2
                  Statements of Operations. . . . . . . . . . . . . . . . . . . .   3
                  Statements of Stockholders' Equity. . . . . . . . . . . . . . .   4
                  Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .   5
                  Notes to Financial Statements . . . . . . . . . . . . . . . . .   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .  18

PART II - OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . .  21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .  22

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

The  Board  of  Directors
International  Commercial  Television,  Inc.  and  Subsidiaries
Boca  Raton,  Florida


We have reviewed the accompanying consolidated balance sheet of International Commercial Television, Inc. and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Commercial Television, Inc. and Subsidiaries.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing Standards of the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  Moore  Stephens  Frazer  &  Torbet,  LLP


City  of  Industry,  California
May  10,  2002

           INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                        (See Accountants' Review Report)
                        --------------------------------


                                                    March 31,     December 31,
                                                   ------------  --------------
                                                       2002           2001
                                                   ------------  --------------
                                                   (unaudited)
                                                   ------------
                               ASSETS
                               ------
CURRENT ASSETS:
  Accounts receivable                              $    66,924   $           -
  Related party receivable                                   -          21,063
  Inventory, net                                            50             400
  Prepaid expenses                                       5,000          18,875
  Deferred charges                                     123,052         124,996
                                                   ------------  --------------
    Total current assets                               195,026         165,334
                                                   ------------  --------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                               14,559          14,558
  Less accumulated depreciation                          6,062           5,161
                                                   ------------  --------------
    Property and equipment, net                          8,497           9,397
                                                   ------------  --------------

      Total assets                                 $   203,523   $     174,731
                                                   ============  ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
  Bank overdraft                                   $     9,022   $       1,792
  Accounts payable and accrued liabilities             147,414         106,388
  Advances from shareholder                            386,731         377,362
                                                   ------------  --------------
    Total current liabilities                          543,167         485,542
                                                   ------------  --------------

NOTE PAYABLE AND ACCRUED INTEREST TO
  SHAREHOLDER                                          698,866         688,772
                                                   ------------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,272,833 and 10,249,500
    issued and outstanding as of March 31, 2002
    and December 31, 2001, respectively                    173             150
  Additional paid-in capital                            21,160         (11,873)
  Accumulated deficit                                 (779,843)       (707,860)
  Unearned compensation                               (280,000)       (280,000)
                                                   ------------  --------------
    Total shareholders' equity                      (1,038,510)       (999,583)
                                                   ------------  --------------

      Total liabilities and shareholders' equity   $   203,523   $     174,731
                                                   ============  ==============

The accompanying notes are an integral part of these consolidated statements.

                            INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (See Accountants' Review Report)
                                         --------------------------------


                                                                                March 31, 2002    March 31, 2001
                                                                                 (unaudited)       (unaudited)
                                                                               ----------------  ----------------
NET SALES                                                                      $       368,070   $       222,159
COST OF SALES                                                                          196,473           187,755
                                                                               ----------------  ----------------
GROSS PROFIT                                                                           171,597            34,404
                                                                               ----------------  ----------------

OPERATING EXPENSES:
  Depreciation                                                                             901               789
  Research and development                                                               6,235
  General and administrative                                                           154,007           111,418
  Selling and marketing                                                                 22,485            23,788
  Royalties                                                                             35,594               979
  Rent                                                                                   2,817             2,346
                                                                               ----------------  ----------------
    Total operating expenses                                                           222,039           139,320
                                                                               ----------------  ----------------

OPERATING LOSS                                                                         (50,442)         (104,916)

OTHER EXPENSE:
  Interest expense, shareholder                                                         10,093            16,221
  Interest expense                                                                      11,448            10,925
                                                                               ----------------  ----------------
                                                                                        21,541            27,146
                                                                               ----------------  ----------------

LOSS BEFORE INCOME TAXES                                                               (71,983)         (132,062)

INCOME TAXES                                                                                 -                 -
                                                                               ----------------  ----------------

NET LOSS                                                                       $       (71,983)  $      (132,062)
                                                                               ================  ================

BASIC LOSS PER SHARE                                                           $         (0.01)  $         (0.01)
                                                                               ================  ================

FULLY DILUTED LOSS PER SHARE                                                   $         (0.01)  $         (0.01)
                                                                               ================  ================

The accompanying notes are an integral part of these consolidated statements.

                         INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (See Accountants' Review Report)
                                      --------------------------------


                                     Common stock,     Additional
                                    $.001 par value     Paid-In   Accumulated     Unearned
                                    Shares    Amount    Capital     Deficit     Compensation      Totals
                                  ----------  -------  ----------  ----------  --------------  ------------
Balances, January 1, 2001         10,249,500  $   150  $(291,873)  $(355,077)  $           -   $  (646,800)

Net loss                                   -        -          -    (132,062)              -      (132,062)
                                  ----------  -------  ----------  ----------  --------------  ------------

Balances, March 31, 2001,
  (unaudited)                     10,249,500      150   (291,873)   (487,139)              -      (778,862)

Grant of stock options                     -        -    280,000           -        (280,000)            -

Net loss                                   -        -          -    (220,721)              -      (220,721)
                                  ----------  -------  ----------  ----------  --------------  ------------

Balances, December 31, 2001       10,249,500      150    (11,873)   (707,860)       (280,000)     (999,583)

Issuance of common stock              23,333       23     34,977           -               -        35,000

Deferred issuance costs applied            -        -     (1,944)          -               -        (1,944)

Net loss                                   -        -          -     (71,983)              -       (71,983)
                                  ----------  -------  ----------  ----------  --------------  ------------

Balances, March 31, 2002
  (unaudited)                     10,272,833  $   173  $  21,160   $(779,843)  $    (280,000)  $(1,038,510)
                                  ==========  =======  ==========  ==========  ==============  ============

The  accompanying  notes  are an integral part of these consolidated statements.

                        INTERNATIONAL COMMERCIAL TELEVISION, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                     (See Accountants' Review Report)
                                     --------------------------------


                                                                        March 31, 2002    March 31, 2001
                                                                       ----------------  ----------------
                                                                         (unaudited)       (unaudited)
                                                                       ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $       (71,983)  $      (132,062)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                 901               789
      (Increase) decrease in accounts receivable                               (66,924)           82,419
      Decrease in related party receivable                                      21,063                 -
      Decrease in inventory                                                        350                 -
      Decrease (increase) in prepaid expenses                                   13,875           (11,855)
      Decrease in deferred charges                                               1,944                 -
      Increase (decrease) in accounts payable and accrued liabilities           41,026           (17,675)
      Increase in accrued interest on note payable                              10,094            16,221
                                                                       ----------------  ----------------
        Net cash used in operating activities                                  (49,654)          (62,163)
                                                                       ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                -              (318)
                                                                       ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                                                     7,230                 -
  Advances from shareholder                                                     53,715           133,000
  Payments to shareholder                                                      (44,347)         (113,340)
  Proceeds from issuance of common stock                                        33,056                 -
                                                                       ----------------  ----------------
    Net cash provided by financing activities                                   49,654            19,660
                                                                       ----------------  ----------------

NET DECREASE IN CASH                                                                 -           (42,821)

CASH, beginning of the period                                                        -            43,128
                                                                       ----------------  ----------------

CASH, end of period                                                    $             -   $           307
                                                                       ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest expense paid                                                $        11,448   $        10,925
                                                                       ================  ================

  Income taxes paid                                                    $             -   $             -
                                                                       ================  ================


The  accompanying  notes  are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


Note  1  -  Summary  of  significant  accounting  policies

Organization
------------

International Commercial Television, Inc., (the Company (ICT)) was organized under the laws of the state of Nevada on June 25, 1998. From June 25, 1998 through March 31, 2000, the Company had limited operations and assets. During this period, the Company did not commence planned principal operations or derive any revenue therefrom and consequently was considered a development stage company as defined by SFAS No. 7.

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

New accounting pronouncements
-----------------------------

The Company has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative financial instruments and hedging activities. The adoption of this statement did not have a material impact to the Company's consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------

Note  1  -  Summary  of  significant  accounting  policies  (continued)

New accounting pronouncements (continued)
-----------------------------------------

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

The Company adopted the provisions of FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
25)." FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of the previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

Revenue recognition
-------------------

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

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------

Note  1  -  Summary  of  significant  accounting  policies  (continued)

Cash equivalents
----------------

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable
-------------------

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2002, management expects these assets to be fully recoverable.

Depreciation expense amounted to $901 and $789 for the three months ended March 31, 2002 and 2001, respectively.

Shipping and handling
---------------------

Shipping and handling costs are included in cost of sales. Shipping and handling costs amounted to $94 and $911 for the three months ended March 31, 2002 and 2001, respectively. Amounts paid to us by customers for shipping and handling charges are included in net sales.

Research  and  development
--------------------------

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. Research and development expense amounted to $6,235 for the three months ended March 31, 2002. The Company did not incur research and development costs for the three months ended March 31, 2001.

Advertising  costs
------------------

Advertising costs are expensed as incurred and are included in research and development expense and selling and marketing expense in the accompanying consolidated financial statements. Advertising costs amounted to $1,166 for the three months ended March 31, 2002. The Company did not incur advertising costs for the three months ended March 31, 2001.

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Interim Financial Information
-----------------------------

Management believes the interim financial statements include all adjustments which are necessary in order to make the financial statements not misleading.

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

For accounting purposes, the acquisition has been treated as an acquisition of ICT by WSL and RJML and as a recapitalization of WSL and RJML. As of April 1, 2000 (date of acquisition), WSL, RJML and BBIL were valued at approximately $15,000,000 in an independent appraisal performed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. The Company believes the value of the assets it acquired was $13,900,000, because it currently has only license rights related to BBIL, and not ownership of BBIL.

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------

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

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Smart  Stacks  and  Derma  Wand  (continued)
--------------------------------------------

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

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a Derma Wand infomercial. Under the agreement, WSL paid a fixed amount for the individual's appearance in the infomercial and an airing fee of $6,500 for each calendar quarter during which WSL continues to air the infomercial. On July 11, 2001, the agreement was amended to include a royalty payment of $.50 for each unit sold internationally, with a maximum royalty payment of $6,500 for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to a flat $6,500 per calendar quarter. The initial term of the agreement is five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

The Company assumed any and all responsibilities associated with the agreements noted above on April 1, 2000, pursuant to the license and reconveyance agreement disclosed in Note 4.

Other matters
-------------

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

On August 10, 2001, the Company entered into an agreement with Tel America Media Incorporated (TAM), granting TAM the right to exclusively sell Better Blocks products by way of direct response television advertising using infomercials owned by the Company for the period of September 30, 2001 to December 29, 2001. Under the agreement, the Company will earn a royalty of $1.50 for each 1000 piece of Better Blocks Kits sold.

On August 13, 2001, the Company entered into an agreement with Dimensional Marketing Concepts, Inc. (DMC), granting DMC to act as the exclusive independent sales representative to manage the promotion, marketing and sale of certain products, as defined in the agreement, into retail channels of trade in the United States and Puerto Rico. The chief executive officer and president of DMC serve as directors of the Company. Under the agreement, the Company will pay DMC a commission at the rate of 15% of net sales for products sold as defined in the agreement. The initial term of the agreement is for a period starting August 13, 2001 and ending December 31, 2002. The agreement automatically and continually renews for additional and successive 36 month periods, unless either party notifies the other, at least 30 days before the end of the then current renewal term, of its intent to terminate the agreement.

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other matters (continued)
-------------------------
For the period from April 1, 2000 through March 31, 2002, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

The Company had a month to month oral lease for its executive offices for approximately $400 per month. In addition, the Company rents a portion of an office under a month to month oral lease for certain administrative duties for approximately $145 per month.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $386,731 and $177,260 as of ended March 31, 2002 and 2001, respectively. Interest rates charged during these periods ranged from 10% to 21.5%. Interest incurred amounted to $11,448 and $10,925 for three months ended March 31, 2002 and 2001, respectively.

The Company has a note payable to a shareholder in the amount of $590,723. The note is unsecured and bears interest at an annual rate of prime rate plus 1.0%. The prime rate was 4.75% and 8.50% as March 31, 2002 and 2001, respectively. Interest is compounded monthly, principal and interest are due November 1, 2004. Total principal and accrued interest amounted to $698,866 and $649,060 as of March 31, 2002 and 2001, respectively.

The Company has made sales to an entity controlled by a director and shareholder of the Company. Sales to this entity amounted to approximately $30,000 and $43,000 for the three months ended March 31, 2002 and 2001, respectively.

The Company has made purchases from an entity with a common director and shareholder. Purchases from this entity amounted to approximately $33,000 and $100,000 for the three months ended March 31, 2002 and 2001, respectively.

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

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


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

In the month of March 2002, the Company issued 23,333 shares of its common stock at $1.50 per share for $35,000.

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

For the three months ended March 31, 2002:      Loss         Shares       Per-share
------------------------------------------
                                             (Numerator)  (Denominator)     Amount
                                             -----------  -------------  -----------
Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders           (71,984)    10,257,278   $    (0.01)
                                             ===========  =============  ===========

For the three months ended March 31, 2001:      Loss         Shares       Per-share
------------------------------------------
                                             (Numerator)  (Denominator)    Amount
                                             -----------  -------------  -----------

Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders        $ (132,062)    10,249,500   $    (0.01)
                                             ===========  =============  ===========

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

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


NOTE  11  -  STOCK  OPTION  PLAN  (CONTINUED)

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. The Company applies FASB Statement 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to consultants, which requires the Company to use the fair value method to determine the costs of the options. The Company has not issued any options to consultants as of March 31, 2002

On September 28, 2001, the Company granted stock options to employees under the Company's 2001 Stock Option Plan. The stock options granted amounted to 1,475,000 shares of the Company's common stock. The option exercise price stated for 1,195,000 of the option shares is $2.00 and for 280,000 of the option shares is $.50 with an exercise option term ranging from 5 to 10 years. These options will vest 10% every six months beginning June 30, 2002. The Company has estimated the fair value of its stock at $1.50 per share. This value was determined based on the price of common stock in the Company's initial offering. Utilizing the stock options granted with an exercise price of $.50 and $2.00 per share resulted in unearned compensation of $280,000, which has been recorded to stockholders' equity as of March 31, 2002. The unearned compensation will be charged to expense over the periods that services are rendered by the option holders beginning June 30, 2002, as the options vest.

SFAS No. 123 requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards to employees, had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 50.0%; risk-free interest rates of 5.88% and expected lives of 5 years. The amount of unearned compensation under SFAS No. 123 would have been $1,458,000.

The proforma information required under SFAS No. 123 has not been presented as the compensation costs from stock options remained unearned as of and for the period ended March 31, 2002. As a result, there is no difference in proforma net income and earnings per share from amounts reported in the financial statements.

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

The Company had net operating losses of approximately $969,000 related to US federal, foreign and state jurisdictions through March 31, 2002. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


Note 12 - Income taxes (continued)

Significant components of the Company's deferred tax assets are approximately as follows as of March 31:

                                 2002          2001
                             ------------  ------------
Net operating loss           $   199,000   $   116,000
Basis of investments           2,430,000     2,430,000
Basis of intangibles             428,000       428,000
Accumulated amortization         (58,000)      (30,000)
State taxes                     (122,000)     (120,000)
                             ------------  ------------
  Total deferred tax assets    2,877,000     2,824,000
Valuation allowance           (2,877,000)   (2,824,000)
                             ------------  ------------
  Net deferred tax assets    $         -   $         -
                             ============  ============

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

Information with respect to the Company's operating income (loss) by geographic area is as follows:

For the three months ended March 31, 2002:
------------------------------------------

                                    Domestic     International     Totals
                                 --------------  -------------  -------------
Net sales                        $           -   $    368,070   $    368,070
Cost of sales                                -        196,473        196,473
                                 --------------  -------------  -------------
Gross profit                                 -        171,597        171,597
                                 --------------  -------------  -------------

Operating expenses:
  Depreciation and amortization              -            901            901
  Research and development                   -          6,235          6,235
  General and administrative                 -        154,007        154,007
  Selling and marketing                      -         22,485         22,485
  Royalties                                  -         35,594         35,594
  Rent                                   2,817              -          2,817
                                 --------------  -------------  -------------
    Total operating expenses             2,817        219,222        222,039
                                 --------------  -------------  -------------

Operating loss                   $      (2,817)  $    (47,625)  $    (50,442)
                                 ==============  =============  =============

                    INTERNATIONAL COMMERCIAL TELEVISION, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                         -------------------------------


NOTE 13 - SEGMENT REPORTING (CONTINUED)

For the three months ended March 31, 2001:
------------------------------------------

                                            Domestic  International    Totals
                                            --------  -------------  -----------
Net sales                                   $ 1,182   $    220,977   $  222,159
Cost of sales                                   999        186,756      187,755
                                            --------  -------------  -----------
Gross profit                                    183         34,221       34,404
                                            --------  -------------  -----------

Operating expenses:
  Depreciation and amortization                   4            785          789
  General and administrative                    594        110,824      111,418
  Selling and marketing                         127         23,661       23,788
  Royalties                                       6            973          979
  Rent                                        2,346                       2,346
                                            --------  -------------  -----------
    Total operating expenses                  3,077        136,243      139,320
                                            --------  -------------  -----------

Operating loss                              $(2,894)  $   (102,022)  $ (104,916)
                                            ========  =============  ===========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in the "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

OVERVIEW

International Commercial Television Inc. was incorporated as Moran Dome Exploration, Inc. on June 25, 1998. We had limited operations and assets until April 2000, when we entered into and closed a Share and Option Purchase Agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust. When the share and option purchase agreement with The Better Blocks Trust closed, we began our operations as an infomercial company selling products directly to consumers via long-form and short-form infomercials, both domestically and internationally. We market products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), and we also act as the international marketing distributor for products owned by third parties (which we refer to as "third-party products"). As the international marketing distributor for the third-party products, we take previously existing infomercials for third-party products, locate international infomercial operators to sell the products featured in the infomercials, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.

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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended March 31, 2002, with the quarter ended March 31, 2001.

Revenues

Our revenues increased to approximately $368,000 for the quarter ended March 31, 2002, from approximately $222,000 for the quarter ended March 31, 2001. Since the beginning of 2001, we have focused on the international market, with almost 100% of our revenue coming from international sales. The products that provided most of our revenue in the quarter ended March 31, 2002, were Derma Wand, Fight the Fat and Cybersonic. During the quarter ended March 31, 2002, our product Derma Wand generated approximately $205,000 in sales, or roughly 56% of our total sales for the quarter. During the quarter ended March 31, 2001, our own products provided approximately $66,000 in sales, or roughly 30% of our total sales for the quarter. The products that provided most of our revenue in the quarter ended March 31, 2001, were Cybersonic, Smart Stacks and Auto Hammer.

Our focus on international sales since 2001 represented a shift from a focus on domestic sales in 2000. We ceased selling Derma Wand in the United States in 2001, because we believed the FDA may classify it as a medical device for which pre-market approval is necessary. We are in the process of submitting Derma Wand to the FDA's 510(k) approval process. We hope to have the 510(k) approval during 2002 and to resume marketing Derma Wand in the United States at that time. We also plan to roll out several new infomercials in the next three quarters of 2002 and anticipate that these new infomercials will cause our revenue to increase.

Gross  Margin

Gross margin percentage increased to approximately 47% in the quarter ended March 31, 2002, from approximately 15% in the quarter ended March 31, 2001. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the quarter ended March 31, 2002, from the sales of our own products (mostly Derma Wand), whereas in the quarter ended March 31, 2001, we received more revenue from sales of third-party products like Cybersonic and Auto Hammer, where we generally have a higher cost of sales than we do for our own products. In the quarter ended March 31, 2002, we received gross margins of approximately $137,000 for Derma Wand, $28,000 for Cybersonic and $6,000 for Fight the Fat, whereas in the quarter ended March 31, 2001, we received gross margins of approximately $15,000 for Smart Stacks, $8,000 for Cybersonic and $7,000 for Derma Wand.

Operating  Expenses

Total operating expenses increased to approximately $222,000 in the quarter ended March 31, 2002, from approximately $139,000 in the quarter ended March 31, 2001. The increase in general and administrative expenses to approximately $154,000 in the quarter ended March 31, 2002, from approximately $111,000 in the quarter ended March 31, 2001, was due principally to the increase in costs associated with being a public company. General and administrative expenses consist of professional fees, expenses to execute our business plan, and expenses incurred in day-to-day operations. Our royalty expenses increased to approximately $36,000 in the quarter ended March 31, 2002, from approximately $1,000 in the quarter ended March 31, 2001, due primarily to increased sales of Derma Wand.

Unless our offering is only successful at a 10% level, we expect our expenses in 2002 to increase materially over those for 2001 and 2000. Our production costs, sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase as we implement our business plan and as we produce and air new infomercials. We expect the increase in these up-front expenses ultimately to generate increased revenues.

Net  Losses

To date, we have not achieved profitability. Our net loss decreased to approximately $72,000 in the quarter ended March 31, 2002, from approximately $132,000 in the quarter ended March 31, 2001. The substantial improvement in our gross margin was offset somewhat by our increased operating expenses. We anticipate that until our offering is complete, we will continue to operate at a loss. We may continue to operate at a loss after the termination of our offering if our offering is not successful. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, we had no cash. We used approximately $50,000 for our operating activities in the first quarter of 2002. We have relied on shareholder advances and sales of stock in our offering to fund operations. Please see Item 2 of Part II of this Form 10-QSB for more information on our offering.

We have a note payable to The Better Blocks Trust in the amount of approximately $591,000, with interest, which is due on November 1, 2004. The note bears interest at the prime rate plus 1%. At March 31, 2002, the total principal and accrued interest on the note amounted to approximately $699,000.

On September 28, 2001, we granted 1,475,000 stock options to our directors and officers, 280,000 with a $0.50 exercise price and 1,195,000 with a $2.00 exercise price. If the optionees exercise these options over the next five years as they vest, we will receive $2,530,000 in capital. We estimate that these option grants will result in non-cash compensation expense of approximately $280,000 that we will recognize over the next five years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price for this offering of $1.50 per share. The unearned compensation will be charged to expense over the periods that services are rendered by the option holders beginning June 30, 2002, as the options vest. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $1,458,000 over the next five years in accordance with the fair value based method prescribed in SFAS 123. These compensation costs remained unearned as of and for the period ended March 31, 2002, and as a result, there is no difference in pro forma net income and earnings per share from amounts reported in the financial statements.

We decided to undertake our registered offering of common stock to obtain capital to enhance our ability to produce future infomercials and to buy the media time needed to roll out our product lines. We have raised approximately $35,000 to date in our offering. Assuming the success of our offering and the same levels of success that our previous infomercials have demonstrated, we believe that we will have sufficient capital resources to accomplish our business plan for the foreseeable future. If we encounter either unexpected failure or unprecedented success with some of our products, we may need to seek additional capital to carry out our business plan.

If our offering has only limited success, and we raise only approximately $300,000, we will not have capital sufficient to permit us to produce all of the infomercials that we would otherwise produce. If we raise only $300,000, we will produce only two long-form infomercials and two short-form infomercials for new products. We also believe that an offering that raises only $300,000 may satisfy our capital needs for only the next 3 to 12 months if none of the products we plan to launch succeed in the marketplace. We then will need to raise money through additional debt or equity financing. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

We did not have any significant capital expenditures in the quarter ended March 31, 2002. If our offering is successful at the 75% level (approximately $1,500,000) or above, we intend to set up a small branch office in the Los Angeles area within the fiscal year. We anticipate that our capital expenditures for setting up such an office will be approximately $50,000.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(D)  REPORT ON USE OF PROCEEDS FROM REGISTERED OFFERING OF COMMON STOCK

On February 12, 2002, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 (Commission file number 333-70878) for an offering of 2,000,000 shares of our common stock at $1.50 per share. The offering commenced on February 12, 2002, and was scheduled to terminate April 13, 2002. On April 12, 2002, we suspended our offering and filed a post-effective amendment to our registration statement on Form SB-2 to extend our offering for an additional 45 days. The Securities and Exchange Commission declared our post-effective amendment effective on May 7, 2002, and we re-commenced our offering at that time. Our offering is currently scheduled to terminate on June 21, 2002. We are conducting the offering on a self-underwritten, best efforts, no minimum basis. The total offering consists of 1,500,000 original issue company shares and 500,000 selling shareholder shares to be sold in the following order:

---------  -------------------------------------------------------------------------
 SHARES    OFFERORS
---------  -------------------------------------------------------------------------
  300,000  Common stock to be offered and sold by the company
---------  -------------------------------------------------------------------------
  200,000  Common stock to be offered and sold on behalf of the selling shareholders
---------  -------------------------------------------------------------------------
           Common stock to be offered and sold on a pro rata basis, 60%
  500,000  on behalf of the selling shareholders and 40% by the company
---------  -------------------------------------------------------------------------
1,000,000  Common stock to be offered and sold by the company
---------  -------------------------------------------------------------------------

The  following table summarizes the status of our offering as of March 31, 2002:

                                          AGGREGATE              AGGREGATE
                                        OFFERING PRICE            OFFERING
                           AMOUNT         OF AMOUNT     AMOUNT    PRICE OF
                         REGISTERED       REGISTERED     SOLD   AMOUNT SOLD
                      ----------------  --------------  ------  ------------
COMPANY               1,500,000 shares  $    2,250,000  23,333  $     35,000
--------------------  ----------------  --------------  ------  ------------
SELLING SHAREHOLDERS    500,000 shares  $      750,000      --            --
--------------------  ----------------  --------------  ------  ------------

The proceeds have been used to fund infomercial production costs of approximately $10,000, and other operating expenses, working capital and certain de minimis offering expenses of approximately $25,000. The foregoing amounts are reasonable estimates of the expenses incurred. The expenses paid were in the ordinary course to third parties, and not directly or indirectly to directors, officers, 10% beneficial owners or other related parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit Number  Description
--------------  -----------
2.1  *          Share  and  Option  Purchase  Agreement
3.1  *          Amended  and  Restated  Articles  of  Incorporation
3.2  *          Amended  and  Restated  Bylaws
3.3  *          First  Amendment  to  Amended  and  Restated  Bylaws
4.1  *          Specimen  Share  Certificate
10.1 *          Manufacturing, Marketing and Royalty Agreement with Omega 5
                Technologies
10.2  *         2001  Stock  Option  Plan
10.3  *         Promissory Note by Moran Dome Exploration Inc. payable to the
                Trustees of the Better Blocks Trust, in the amount of
                $590,723.27
10.4  *         Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and
                International Commercial Television Inc.
10.5  **        Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and
                International Commercial Television  Inc.
10.6  *         Independent Sales Representative Agreement between International
                Commercial Television Inc. and Dimensional Marketing Concepts,
                Inc.
10.7  ***       Assignment of Trademark by Dimensional Marketing Concepts, Inc.

* Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

** Incorporated by reference from Post-Effective Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on April 12, 2002.

*** Incorporated by reference from Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 24, 2001.

REPORTS  ON  FORM  8-K

No  reports  on  Form  8-K  were  filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.


Date: May 15, 2002                    By:  /s/ Kelvin Claney
                                           -------------------------------
                                           Name:  Kelvin Claney
                                           Title: Chief Executive Officer


Date: May 15, 2002                    By:  /s/ Keith Smith
                                           -------------------------------
                                           Name:  Keith Smith
                                           Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------
2.1  *       Share  and  Option  Purchase  Agreement
3.1  *       Amended  and  Restated  Articles  of  Incorporation
3.2  *       Amended  and  Restated  Bylaws
3.3  *       First  Amendment  to  Amended  and  Restated  Bylaws
4.1  *       Specimen  Share  Certificate
10.1 *       Manufacturing, Marketing and Royalty Agreement with Omega 5
             Technologies
10.2  *      2001  Stock  Option  Plan
10.3  *      Promissory Note by Moran Dome Exploration Inc. payable to the
             Trustees of the Better Blocks Trust, in the amount of $590,723.27
10.4  *      Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International
             Commercial Television Inc.
10.5  **     Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International
             Commercial Television  Inc.
10.6  *      Independent Sales Representative Agreement between International
             Commercial Television Inc. and Dimensional Marketing Concepts, Inc.
10.7  ***    Assignment of Trademark by Dimensional Marketing Concepts, Inc.

* Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

** Incorporated by reference from Post-Effective Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on April 12, 2002.

*** Incorporated by reference from Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 24, 2001.