Form 10QSB
period 2002-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2002-08-14
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

               For the quarterly period ended June 30, 2002
                                              -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

               For the transition period from__________ to __________

               Commission file number:  0-49638
                                        -------


                    INTERNATIONAL COMMERCIAL TELEVISION, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      76-0621102
              ------                                      ----------
    State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization


        110 S.E. Fourth Avenue, Suite 102, Del Rey Beach, Florida 33483
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 471-0882
                                 --------------
                          (Issuer's telephone number)

                  873 NE 77th Street, Boca Raton, Florida 33487
                 ----------------------------------------------
         (Former name or former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2002, the Issuer had 10,484,188 shares of common stock, par value $0.001 per share, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .21

PART II- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . .26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .27

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Review Report of Independent Certified Public Accountants. . . . . . .2

        Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
         December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (unaudited) and for the six months ended June 30,
        2002 and 2001 (unaudited). . . . . . . . . . . . . . . . . . . . . . .4

        Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and for the six months ended June 30, 2002
        (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the six months ended June
        30, 2002 and 2001 (unaudited). . . . . . . . . . . . . . . . . . . . .6

        Notes to the consolidated financial statements. . . . . . . . . . . . 7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
International Commercial Television Inc. and Subsidiaries
Del Rey Beach, Florida


We have reviewed the accompanying consolidated balance sheet of International Commercial Television Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the related consolidated statements of shareholders' deficit and cash flows for the six months ended June 30, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Commercial Television, Inc. and Subsidiaries.

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


/s/ Moore Stephens Wurth Frazer & Torbet, LLP

City of Industry, California
August 7, 2002

             INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                          (See Accountants' Review Report)
                          --------------------------------


                                                         As of           As of
                                                    ---------------  --------------
                                                     June 30, 2002    December 31,
                                                    ---------------  --------------
                                                      (unaudited)        2001
                                                    ---------------  --------------
                                   ASSETS
                                   ------

CURRENT ASSETS:
  Cash                                              $      329,852   $           -
  Accounts receivable                                       16,000               -
  Related party receivable                                   8,868          21,063
  Inventory, net                                                50             400
  Prepaid expenses                                          11,736          18,875
  Deferred charges                                               -         124,996
                                                    ---------------  --------------
    Total current assets                                   366,506         165,334
                                                    ---------------  --------------
PROPERTY AND EQUIPMENT:
  Furniture and equipment                                   15,130          14,558
  Less accumulated depreciation                              6,992           5,161
                                                    ---------------  --------------
    Property and equipment, net                              8,138           9,397
                                                    ---------------  --------------

      Total assets                                  $      374,644   $     174,731
                                                    ===============  ==============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
                  -------------------------------------

CURRENT LIABILITIES:
  Bank overdraft                                    $            -   $       1,792
  Accounts payable and accrued liabilities                 166,082         106,388
  Advances from shareholder                                260,830         377,362
                                                    ---------------  --------------
    Total current liabilities                              426,912         485,542
                                                    ---------------  --------------
NOTE PAYABLE AND ACCRUED INTEREST TO
  SHAREHOLDER                                              708,960         688,772
                                                    ---------------  --------------

SHAREHOLDERS' DEFICIT:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,484,188 and 10,249,500
    issued and outstanding as of June 30, 2002
    and December 31, 2001, respectively                        385             150
  Additional paid-in capital                               214,937         (11,873)
  Accumulated deficit                                     (724,550)       (707,860)
  Unearned compensation                                   (252,000)       (280,000)
                                                    ---------------  --------------
    Total shareholders' deficit                           (761,228)       (999,583)
                                                    ---------------  --------------
      Total liabilities and shareholders' deficit   $      374,644   $     174,731
                                                    ===============  ==============

The accompanying notes are an integral part of this consolidated statement.

                     INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (See Accountants' Review Report)
                                  --------------------------------


                                      For the three months ended        For the six months ended
                                    --------------------------------  -----------------------------
                                       June 30,         June 30,        June 30,        June 30,
                                         2002             2001            2002            2001
                                    --------------  ----------------  -------------  --------------
                                     (unaudited)       (unaudited)     (unaudited)    (unaudited)
                                    --------------  ----------------  -------------  --------------
NET SALES                           $      739,150  $       403,760   $  1,107,220   $     625,919
COST OF SALES                              315,417          342,731        511,890         530,486
                                    --------------  ----------------  -------------  --------------
GROSS PROFIT                               423,733           61,029        595,330          95,433
                                    --------------  ----------------  -------------  --------------

OPERATING EXPENSES:
  Depreciation                                 930              873          1,831           1,662
  Research and development                  30,427            2,546         36,662           2,546
  Acquisition costs                              -           30,008              -          30,008
  General and administrative               197,545           29,556        351,552         140,974
  Selling and marketing                     27,022           32,521         49,507          56,309
  Royalties                                 78,493            7,961        114,087           8,940
  Rent                                      17,866            3,023         20,683           5,369
                                    --------------  ----------------  -------------  --------------
    Total operating expenses               352,283          106,488        574,322         245,808
                                    --------------  ----------------  -------------  --------------
OPERATING INCOME (LOSS)                     71,450          (45,459)        21,008        (150,375)
                                    --------------  ----------------  -------------  --------------
OTHER EXPENSE:
  Interest expense, shareholder             10,094            8,863         20,188          30,935
  Interest expense                           6,063                -         17,510           5,074
                                    --------------  ----------------  -------------  --------------
                                            16,157            8,863         37,698          36,009
                                    --------------  ----------------  -------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES           55,293          (54,322)       (16,690)       (186,384)

INCOME TAXES                                     -                -              -               -
                                    --------------  ----------------  -------------  --------------
NET INCOME (LOSS)                   $       55,293  $       (54,322)  $    (16,690)  $    (186,384)
                                    ==============  ================  =============  ==============

BASIC EARNINGS PER SHARE            $         0.01  $         (0.01)  $     (0.002)  $       (0.02)
                                    ==============  ================  =============  ==============
FULLY DILUTED EARNINGS PER
  SHARE                             $         0.01  $         (0.01)  $     (0.002)  $       (0.02)
                                    ==============  ================  =============  ==============

The accompanying notes are an integral part of this consolidated statement.

                             INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                         (See Accountants' Review Report)
                                         --------------------------------



                                       Common stock,      Additional
                                      .001 par value        Paid-In       Accumulated      Unearned
                                     Shares     Amount      Capital         Deficit      Compensation     Totals
                                   ----------  --------  -------------  --------------  --------------  ----------
Balances, January 1, 2001
  as restated                      10,249,500  $    150  $   (291,873)  $    (355,077)  $           -   $(646,800)

Net loss                                    -         -             -        (186,384)              -    (186,384)
                                   ----------  --------  -------------  --------------  --------------  ----------

Balances, June 30, 2001,           10,249,500       150      (291,873)       (541,461)              -    (833,184)

Grant of stock options                      -         -       280,000               -        (280,000)          -

Net loss                                    -         -             -        (166,399)              -    (166,399)
                                   ----------  --------  -------------  --------------  --------------  ----------
Balances, December 31, 2001        10,249,500       150       (11,873)       (707,860)       (280,000)   (999,583)

Issuance of common stock              234,688       235       351,806               -               -     352,041

Deferred issuance costs applied             -         -      (124,996)              -               -    (124,996)

Amortization of deferred
  compensation under
  nonqualified stock option plan            -         -             -               -          28,000      28,000

Net loss                                    -         -             -         (16,690)              -     (16,690)
                                   ----------  --------  -------------  --------------  --------------  ----------
Balances, June 30, 2002            10,484,188  $    385  $    214,937   $    (724,550)  $    (252,000)  $(761,228)
                                   ==========  ========  =============  ==============  ==============  ==========


The accompanying notes are an integral part of this consolidated statement.

                    INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (See Accountants' Review Report)
                                --------------------------------



                                                                    For the six months ended
                                                                --------------------------------
                                                                 June 30, 2002    June 30, 2001
                                                                ---------------  ---------------
                                                                  (unaudited)      (unaudited)
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $      (16,690)  $     (186,384)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                       1,831            1,662
      Amortization of deferred compensation under nonqualified
        stock option plan                                               28,000                -
      (Increase) decrease in accounts receivable                        (3,805)          81,244
      Decrease in inventory                                                350            2,700
      Decrease (increase) in prepaid expenses                            7,139           (3,216)
      Increase in deferred charges                                           -          (53,290)
      Increase in accounts payable and accrued liabilities              59,694           62,794
      Increase in accrued interest on note payable                      20,188           30,935
                                                                ---------------  ---------------
        Net cash provided by (used in) operating activities             96,707          (63,555)
                                                                ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (571)          (1,216)
                                                                ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                                            (1,792)               -
  Advances from shareholder                                             54,286          224,213
  Payments to shareholder                                             (170,819)        (142,429)
  Proceeds from issuance of common stock                               352,041                -
                                                                ---------------  ---------------
    Net cash provided by financing activities                          233,716           81,784
                                                                ---------------  ---------------
NET INCREASE IN CASH                                                   329,852           17,013

CASH, beginning of period                                                    -           43,128
                                                                ---------------  ---------------
CASH, end of period                                             $      329,852   $       60,141
                                                                ===============  ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest expense paid                                         $       11,448   $        5,074
                                                                ===============  ===============

  Income taxes paid                                             $            -   $            -
                                                                ===============  ===============
  Noncash financing activities:
    Deferred charges representing stock offering costs offset
      against proceeds from issuance of common stock            $      124,996   $            -
                                                                ===============  ===============

The accompanying notes are an integral part of this consolidated statement.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

International Commercial Television Inc., (the Company or "ICT") was organized under the laws of the state of Nevada on June 25, 1998. From June 25, 1998 through March 31, 2000, the Company had limited operations and assets. During this period, the Company did not commence planned principal operations or derive any revenue therefrom and consequently was considered a development stage company as defined by SFAS No. 7.

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

Nature of operations
--------------------

The Company sells various consumer products. The products are primarily marketed and sold through infomercials. The products are sold throughout the United States and internationally via the infomercials. Although the companies are incorporated in Nevada and New Zealand, operations are currently run from Boca Raton, Florida.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, WSL and RJML. All significant inter-company transactions and accounts have been eliminated.

Accounting method
-----------------

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2002, the Company exceeded the federally insured limit by approximately $262,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2002, all of the Company's trade receivables were due from one customer.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2002, management expects these assets to be fully recoverable.

Depreciation expense amounted to $930 and $873 for the three months ended June 30, 2002 and 2001, respectively, and $1,831 and $1,662 for the six months ended June 30, 2002 and 2001, respectively.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping  and  handling
-----------------------

Shipping and handling costs are included in cost of sales. Shipping and handling costs amounted to $1,447 and $326 for the three months ended June 30, 2002 and 2001, respectively, and $1,541 and $1,237 for the six months ended June 30, 2002 and 2001, respectively. Amounts paid to us by customers for shipping and handling charges are included in net sales.

Research  and  development
--------------------------

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. Research and development expense amounted to $30,427 and $2,546 for the three months ended June 30, 2002 and 2001, respectively, and $36,662 and $2,546 for the six months ended June 30, 2002 and 2001, respectively.

Advertising  costs
------------------

Advertising costs are expensed as incurred and are included in research and development expense and selling and marketing expense in the accompanying consolidated financial statements. Advertising costs amounted to $8,800 for the three months ended June 30, 2002 and $9,966 for the six months ended June 30, 2002. The Company did not incur advertising costs for the six months ended June 30, 2001.

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Interim  financial  information
-------------------------------

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002, the results of operations for the periods ended June 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

NOTE 3 - DEFERRED CHARGES

Deferred charges consist of specific costs directly attributable to the Company's offering. These costs have been charged against the Company's gross proceeds from the offering.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


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

On July 1, 1998, RJML entered into a production agreement with The Broadcast Arts Group, Inc. (BAG) for the creation of infomercials of Smart Stack. RJML pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, RJML shall pay a royalty at a rate between 2.0% and 2.5% of RJML's adjusted gross sales depending on various scenarios as defined in the agreement. This agreement has an indefinite term, however, it may be terminated upon thirty days written notice under certain conditions as defined in the agreement.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand. WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty at a rate of: (i) 2.0% of WSL's adjusted gross revenue made in the United States to consumers in direct response to airings of the infomercial, (ii) $1.00 for each unit sold in the United States to consumers via all other means, (iii) 5.0% of the wholesale selling  price  to  televised  home  shopping  retailers as to which BAG renders coordination services, (iv) 2.0% of the wholesale selling price to televised home shopping retailers as to which BAG does not render coordination services, and (v) $.75 for each unit sold outside of the United States. The initial term of this agreement is until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term.

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

Other  products
---------------

On April 10, 2002, the Company entered into a production agreement with BAG. Pursuant to the agreement, BAG shall produce a direct response television commercial in 120-second and 60-second versions for the purpose of advertising and marketing a product known (or to be known) as Nail Jazz. The base production budget for the commercials shall be $23,950. In consideration for the services received, the Company shall pay a royalty at a rate ranging from 1.0% to 1.5%, depending on various scenarios, of adjusted gross revenue. In addition, the Company shall pay royalty of $.15 per kit and $.015 per kit for international television kits sold and international single color cylinder kits sold, respectively. This agreement shall remain in effect unless and until terminated by either parties in accordance with the provisions of the agreement.

On April 16, 2002, the Company entered into an exclusive license and marketing agreement with Select Home Products (SHP). SHP has granted the exclusive right to market a pen-style nail decorating device in the United States of America. In consideration for the right received, the Company shall pay SHP a royalty of $.50 on a fully packed kit of ten units of single color of the device or the pro-rata equivalent, being a royalty of $.05 per individual unit of color of the device. The initial term of the agreement is five years starting April 16, 2002. The agreement automatically and continually renews for successive additional five year terms unless the Company is in default. In addition, the Company has committed to purchase from SHP $100,000 worth of the device by July 31, 2002. The Company has committed to purchase on an annual basis beginning July 31, 2002, for five consecutive years, the following amounts of single units of color of the device:

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other  products  (continued)
----------------------------

Year one                  750,000 units
Year two                2,000,000 units
Year three              2,400,000 units
Year four               2,880,000 units
Year five               3,456,000 units

On June 6, 2002, the Company entered into an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. (LSSC). LSSC has been granted by way of a valid agreement by the manufacturer the exclusive right to market a fold-up rocker-powered scooter. LSSC agrees to allow the Company to order the scooters directly from the manufacturer and the Company agrees to provide LSSC all copies of such orders. In consideration of the grant received, the Company shall pay LSSC a royalty at a rate ranging from $1.00 to $2.00 per unit sold depending on various scenarios. The initial term of the agreement is five years starting June 6, 2002. The agreement automatically and continually renews for successive additional five years unless the Company is in default.

On June 6, 2002, the Company entered into a sales representative agreements with six unrelated entities. Pursuant to the agreements, these entities shall serve as the exclusive independent sales representatives for the sale of various products within a specified territory. In consideration for the services given, the Company shall pay a commission at a rate ranging from 3% to 20% of the net sales price. The initial term of the agreements range from one to two years starting June 6, 2002. The agreements shall automatically and continually renew for successive additional one to two year terms unless either party notifies the other, at least thirty days before the end of the then current agreement.

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other  matters  (continued)
---------------------------

For the period from April 1, 2000 through June 30, 2002, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

The Company had a month to month oral lease for its executive offices for approximately $400 per month. In addition, the Company rented a portion of an office under a month to month oral lease for certain administrative duties for approximately $145 per month. These leases were terminated on April 30, 2002.

As of May 1, 2002, the Company entered into an operating lease agreement for office facilities from an unrelated party for approximately $3,000 per month. The lease is scheduled to expire on April 30, 2003. The future minimum rental commitment is as follows:

Year Ending December 31            Amount
-----------------------          ---------
        2002                     $  18,000
        2003                         9,000
                                 ---------
                                 $  27,000
                                 =========

On June 10, 2002, the Company entered into a consulting agreement with Euromerica Capital Group, Inc. (Euromerica). Euromerica shall act as a consultant to assist the Company in facilitating a listing of its shares on the Frankfurt Stock Exchange.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $260,830 and $377,362 as of June 30, 2002 and December 31, 2001, respectively. Interest rates charged during these periods ranged from 5.75% to 15.5%. Interest incurred amounted to $8,740 and $20,010 for the three months ended June 30, 2002 and 2001, respectively, and $20,188 and $30,935 for six months ended June 30, 2002 and 2001, respectively.

The  Company has a note payable to a shareholder in the amount of $590,723.  The note is unsecured and bears interest at an annual rate of prime rate plus 1.0%. The prime rate was 4.75% and 5.00% as June 30, 2002 and December 31, 2001, respectively. Interest is compounded monthly, principal and interest are due November 1, 2004. Total principal and accrued interest amounted to $708,960 and $688,772 as of June 30, 2002 and December 31, 2001, respectively.

The Company has made sales to an entity controlled by a director and shareholder of the Company. Sales to this entity amounted to approximately $24,000 and $10,000 for the three months ended June 30, 2002 and 2001, respectively, and $54,000 and $53,000 for the six months ended June 30, 2002 and 2001, respectively.

The Company has made purchases from an entity with a common director and shareholder. Purchases from this entity amounted to approximately $23,000 and $181,000 for the three months ended June 30, 2002 and 2001, respectively, and $56,000 and $281,000 for the six months ended June 30, 2002 and 2001, respectively.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


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

Between the periods June 1, 2000 to October 15, 2000, the Company engaged in a private placement offering of its common stock. On the completion of the offering, the Company accepted subscriptions for a total of 149,500 shares of common stock for a total of $299,000 or $2.00 per share.

Between the periods February 12, 2002 to June 21, 2002, the Company issued 234,688 shares of its common stock at $1.50 per share for $352,041.

NOTE 10 - BASIC AND FULLY DILUTED LOSS PER SHARE

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. The computations for basic and fully diluted income (loss) per share are as follows:

For the three months ended June 30, 2002:
-----------------------------------------          Income             Shares           Per-share
                                                 (Numerator)        (Denominator)        Amount
                                            ----------------------  -------------  -------------------
Basic and fully diluted loss per share
--------------------------------------

Income available to common shareholders     $              55,293      10,378,511  $             0.01
                                            ======================  =============  ===================

For the three months ended June 30, 2001:
-----------------------------------------             Loss              Shares          Per-share
                                                  (Numerator)       (Denominator)         Amount
                                            ----------------------  -------------  -------------------
Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders                     (54,322)     10,249,500   $           (0.01)
                                            ======================  =============  ===================

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 10 - BASIC AND FULLY DILUTED LOSS PER SHARE (CONTINUED)

For the six months ended June 30, 2002:
----------------------------------------          Loss              Shares           Per-share
                                               (Numerator)       (Denominator)        Amount
                                          ---------------------  -------------  -------------------
Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders                  (16,690)     10,310,116  $           (0.002)
                                          =====================  =============  ===================

For the six months ended June 30, 2001:
----------------------------------------          Loss              Shares            Per-share
                                              (Numerator)        (Denominator)         Amount
                                          ---------------------  -------------  -------------------

Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders     $           (186,384)     10,249,500  $            (0.02)
                                          =====================  =============  ===================

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

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all  stock  option plans.  Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. The Company applies FASB Statement 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to consultants, which requires the Company to use the fair value method to determine the costs of the options. The Company has  not  issued  any  options  to  consultants  as  of  June  30,  2002

On September 28, 2001, the Company granted stock options to employees under the Company's 2001 Stock Option Plan. The stock options granted amounted to
1,475,000 shares of the Company's common stock. The option exercise price stated for 1,195,000 of the option shares is $2.00 and for 280,000 of the option shares is $.50 with an exercise option term ranging from 5 to 10 years. These options will vest 10% every six months beginning June 30, 2002. The Company has estimated the fair value of its stock at $1.50 per share. This value was determined based on the price of common stock in the Company's initial offering. Utilizing the stock options granted with an exercise price of $.50 and $2.00 per share resulted in an initial unearned compensation of $280,000, which was recorded to stockholders' equity. The unearned compensation is charged to expense over the periods that services are rendered by the option holders beginning June 30, 2002, as the options vest.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE  11  -  STOCK  OPTION  PLAN  (CONTINUED)

SFAS No. 123 requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards to employees, had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 50.0%; risk-free interest rates of 5.88% and expected lives of 5 years. The amount of unearned compensation under SFAS No. 123 would have been $1,458,000 at date of grant. For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the option's vesting periods. Had compensation cost for the Company's stock options plan been determined in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been:

                         For the six     For the three
                        months ended     months ended
                        June 30, 2002    June 30, 2002
                       ---------------  ---------------
Net income (loss):
  As reported          $      (16,690)  $       55,293
  Pro forma            $     (134,490)  $      (62,507)
Diluted income (loss)
  per share:
    As reported        $       (0.002)  $         0.01
    Pro forma          $        (0.01)  $        (0.01)

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

The Company had net operating losses of approximately $946,000 relat0ed to US federal, foreign and state jurisdictions through June 30, 2002. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


Significant components of the Company's deferred tax assets are approximately as follows:

                                June 30, 2002         December 31, 2001
                             --------------------  ------------------------
Net operating loss           $           194,000   $               183,000
Basis of investments                   2,430,000                 2,431,000
Basis of intangibles                     428,000                   428,000
Accumulated amortization                 (65,000)                  (51,000)
State taxes                             (121,000)                 (121,000)
                             --------------------  ------------------------
  Total deferred tax assets            2,866,000                 2,870,000
Valuation allowance                   (2,866,000)               (2,870,000)
                             --------------------  ------------------------
  Net deferred tax assets    $                 -                         -
                             ====================  ========================

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

Information with respect to the Company's operating income (loss) by geographic area is as follows:

                            For the three months ended June 30, 2002:       For the three months ended June 30, 2001:
                          ---------------------------------------------  -------------------------------------------------
                            Domestic     International       Totals         Domestic       International       Totals
                          -------------  --------------  --------------  ---------------  ---------------  ---------------
Net sales                 $          -   $      739,150  $      739,150  $        3,325   $      400,435   $      403,760
Cost of sales                        -          315,417         315,417               1          342,730          342,731
                          -------------  --------------  --------------  ---------------  ---------------  ---------------
Gross profit                         -          423,733         423,733           3,324           57,705           61,029
                          -------------  --------------  --------------  ---------------  ---------------  ---------------

Operating expenses:
  Depreciation                       -              930             930               8              865              873
  Research and
    development                      -           30,427          30,427              18            2,528            2,546
  Acquisition costs                  -                -               -             216           29,792           30,008
  General and
    administrative                   -          197,545         197,545             421           29,135           29,556
  Selling and
    marketing                        -           27,022          27,022             278           32,243           32,521
  Royalties                          -           78,493          78,493              58            7,903            7,961
  Rent                          17,866                -          17,866           3,023                -            3,023
                          -------------  --------------  --------------  ---------------  ---------------  ---------------
Total operating expense         17,866          334,417         352,283           4,022          102,466          106,488
                          -------------  --------------  --------------  ---------------  ---------------  ---------------

Operating income (loss)   $    (17,866)  $       89,316  $       71,450  $         (698)  $      (44,761)  $      (45,459)
                          =============  ==============  ==============  ===============  ===============  ===============

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


NOTE 13 - SEGMENT REPORTING (CONTINUED)

                            For the six months ended June 30, 2002 :        For the six months ended June 30, 2001:
                          ---------------------------------------------  ----------------------------------------------
                            Domestic     International       Totals         Domestic      International      Totals
                          -------------  --------------  --------------  --------------  ---------------  -------------
Net sales                 $          -   $    1,107,220  $    1,107,220  $       4,507   $      621,412   $    625,919
Cost of sales                        -          511,890         511,890          1,000          529,486        530,486
                          -------------  --------------  --------------  --------------  ---------------  -------------
Gross profit                         -          595,330         595,330          3,507           91,926         95,433
                          -------------  --------------  --------------  --------------  ---------------  -------------

Operating expenses:
  Depreciation                       -            1,831           1,831             12            1,650          1,662
  Research and
    development                      -           36,662          36,662             18            2,528          2,546
  Acquisition costs                  -                -               -            216           29,792         30,008
  General and
    administrative                   -          351,552         351,552          1,015          139,959        140,974
  Selling and
    marketing                        -           49,507          49,507            405           55,904         56,309
  Royalties                          -          114,087         114,087             64            8,876          8,940
  Rent                          20,683                -          20,683          5,369                -          5,369
                          -------------  --------------  --------------  --------------  ---------------  -------------
Total operating expense         20,683          553,639         574,322          7,099          238,709        245,808
                          -------------  --------------  --------------  --------------  ---------------  -------------

Operating income (loss)   $    (20,683)  $       41,691  $       21,008  $      (3,592)  $     (146,783)  $   (150,375)
                          =============  ==============  ==============  ==============  ===============  =============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

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

Fluctuations in our revenue are driven by changes in our product mix. Revenues may vary substantially from period to period depending on our product line-up. A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including seasonal factors, the product's stage in its life-cycle, the public's general acceptance of the infomercial and other outside factors, such as the general state of the economy.

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended June 30, 2002, with the quarter ended June 30, 2001.

     Revenues

Our revenues increased to approximately $739,000 for the quarter ended June 30, 2002, from approximately $404,000 for the quarter ended June 30, 2001. Since the beginning of 2001, we have focused on the international market, with almost 100% of our revenue coming from international sales. The products that provided most of our revenue in the quarter ended June 30, 2002, were our product Derma Wand, and Pack Max, Aussie Nads and Cybersonic. During the quarter ended June 30, 2002, our product Derma Wand generated approximately $440,000 in sales, or roughly 60% of our total sales for the quarter. During the quarter ended June 30, 2001, our own products provided approximately $99,000 in sales, or roughly 25% of our total sales for the quarter. The products that provided most of our revenue in the quarter ended June 30, 2001, were Cybersonic, Fight the Fat, and our products Smart Stacks and Derma Wand.

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

We plan to roll out several new infomercials in the next two quarters of 2002, two of which have recently been completed: Nail DazzleTM, a fingernail decoration system; and sprintRTM, a street scooter with a skateboard-type base and a pump-action mechanical propulsion system powered by the rider. We believe these products will achieve market acceptance and result in increased revenues.

We have test aired the short-form sprintR infomercial in the Scandinavian countries and the initial results have proved successful. We will continue to run the sprintR infomercial in Norway, Finland and Sweden until such time as its return on purchases of media time and other costs falls below acceptable levels. We plan to conduct further testing in Germany and the United Kingdom shortly.

We have completed the short-form Nail Dazzle infomercial and are currently testing it in selected US television markets. Preliminary results from these tests are encouraging.

     Gross  Margin

Gross margin percentage increased to approximately 57% in the quarter ended June 30, 2002, from approximately 15% in the quarter ended June 30, 2001. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the quarter ended June 30, 2002, from sales of our own product Derma Wand, whereas in the quarter ended June 30, 2001, we received more revenue from sales of third-party products like Cybersonic and Fight the Fat, where we generally have a higher cost of sales than we do for our own products. In the quarter ended June 30, 2002, we received gross profits of approximately $296,000 for our product Derma Wand, $26,000 for Pack Max, and royalties of approximately $71,000 and $26,000 for Aussie Nads and Cybersonic, respectively, whereas in the quarter ended June 30, 2001, we received gross profits of approximately $19,000 for each of our products Derma Wand and Smart Stacks, and $13,000 for Cybersonic.

     Operating  Expenses

Total operating expenses increased to approximately $352,000 in the quarter ended June 30, 2002, from approximately $106,000 in the quarter ended June 30, 2001. Our general and administrative expenses increased to approximately $198,000 in the quarter ended June 30, 2002, from approximately $30,000 in the quarter ended June 30, 2001, due principally to the increase in costs associated with being a public company and conducting a public offering of our common stock. General and administrative expenses consist of professional fees, expenses to execute our business plan, and expenses incurred in day-to-day operations. Our royalty expenses increased to approximately $78,000 in the quarter ended June 30, 2002, from approximately $8,000 in the quarter ended June 30, 2001, due primarily to increased sales of Derma Wand. Our research and development expenses increased to approximately $30,000 in the quarter ended June 30, 2002, from approximately $3,000 in the quarter ended June 30, 2001, due primarily to increased activity in identifying new products.

Although our public offering of common stock during the first two quarters of 2002 raised only approximately $352,000 (approximately 16% of the shares registered for sale), we expect our expenses in 2002 to increase materially over those for 2001 and 2000. Our production costs, sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase as we implement our business plan and as we produce and air new infomercials. We expect the increase in these up-front expenses ultimately to generate increased revenues.

     Net  Income

We achieved profitability on a quarterly basis for the first time in the quarter ended June 30, 2002. We had net income of approximately $55,000 in the quarter ended June 30, 2002, compared to a net loss of approximately $54,000 in the quarter ended June 30, 2001. The nearly seven-fold improvement in the dollar amount of our gross profit was offset somewhat by operating expenses that more than tripled. We believe the main factor affecting our future profitability will be our ability to maintain improvements in our revenues and our gross margin. We have encountered difficulty financing production orders to keep up with the demand for some of our products because our offering was not as successful as we had hoped. We are using some of the offering proceeds and cash from operations to finance production orders. Although we believe the demand for these products will hold, we could suffer losses if demand slackens once we have financed production orders to satisfy perceived demand. We are also allocating scarce financial resources to prepare two long-form infomercials and to purchase media time for product launches. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a profit. We have had only this one quarter of profitability, and all of our prior quarters have resulted in losses. Although we believe the products we launch will succeed in the marketplace and produce good margins, there can be no guarantee that they will, or that we will remain profitable.

Year-to-Date  Results

The following discussion compares our results of operations for the six months ended June 30, 2002, with the six months ended June 30, 2001.

     Revenues

Our revenues increased to approximately $1.1 million for the six months ended June 30, 2002, from approximately $626,000 for the six months ended June 30, 2001. The products that provided most of our revenue in the six months ended June 30, 2002, were our product Derma Wand, and Pack Max, Cybersonic and Aussie Nads. During the six months ended June 30, 2002, our product Derma Wand generated approximately $645,000 in sales, or roughly 58% of our total sales for the period. During the six months ended June 30, 2001, our own products provided approximately $166,000 in sales, or roughly 27% of our total sales for the period. The products that provided most of our revenue in the six months ended June 30, 2001, were Cybersonic, our product Smart Stacks and Fight the Fat.

     Gross  Margin

Gross margin percentage increased to approximately 54% in the six months ended June 30, 2002, from approximately 15% in the six months ended June 30, 2001. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the six months ended June 30, 2002, from sales of our product Derma Wand, whereas in the six months ended June 30, 2001, we received the majority of our revenue from sales of third-party products like Cybersonic and Fight the Fat, where we generally have a higher cost of sales than we do for our own products. In the six months ended June 30, 2002, we received gross profits of approximately $443,000 for our product Derma Wand, $26,000 for Pack Max, and royalties of approximately $74,000 and $52,000 for Aussie Nads and Cybersonic, respectively, whereas in the six months ended June 30, 2001, we received gross profits of approximately $34,000 for our product Smart Stacks, $25,000 for our product Derma Wand, and $21,000 for Cybersonic.

     Operating  Expenses

Total operating expenses increased to approximately $574,000 in the six months ended June 30, 2002, from approximately $246,000 in the six months ended June 30, 2001. Our general and administrative expenses increased to approximately $352,000 in the six months ended June 30, 2002, from approximately $141,000 in the six months ended June 30, 2001, due principally to the increase in costs associated with being a public company and conducting a public offering of our common stock. Our royalty expenses increased to approximately $114,000 in the six months ended June 30, 2002, from approximately $9,000 in the six months ended June 30, 2001, due primarily to increased sales of Derma Wand. Our research and development expenses increased to approximately $37,000 in the six months ended June 30, 2002, from approximately $3,000 in the six months ended June 30, 2001, due primarily to increased activity in identifying new products.

     Net  Losses

Our net loss decreased to approximately $17,000 in the six months ended June 30, 2002, from approximately $186,000 in the six months ended June 30, 2001. The approximately six-fold improvement in the dollar amount of our gross profit was offset somewhat by operating expenses that more than doubled. As we discussed in the quarterly analysis, there can be no guarantee that we will achieve and maintain profitability on a year-to-date basis.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash position improved to approximately $330,000 at June 30, 2002, from no cash at December 31, 2001. Proceeds from our offering of approximately $352,000 plus cash provided by operating activities of approximately $97,000 were offset primarily by net repayments of shareholder loans of approximately $117,000. A portion of the cash provided by our operating activities is attributable to an approximately $60,000 increase in our accounts payable and accrued liabilities.

We have a note payable to The Better Blocks Trust in the amount of approximately $591,000, with interest, which is due on November 1, 2004. The note bears interest at the prime rate plus 1%. At June 30, 2002, the total principal and accrued interest on the note amounted to approximately $709,000. In addition, we have a net amount due to a shareholder of approximately $261,000 at June 30, 2002, with interest payable based on the cost of funds to the shareholder. The rates on these shareholder loans have historically varied from 5.75% to 21.5%. At June 30, 2002, the rates payable on these shareholder loans range from 5.75% to 14.74%.

On September 28, 2001, we granted 1,475,000 stock options to our directors and officers, 280,000 with a $0.50 exercise price and 1,195,000 with a $2.00 exercise price. If the optionees exercise these options over the next five years as they vest, we will receive $2,530,000 in capital. We estimate that these option grants will result in non-cash compensation expense of approximately $280,000 that we will recognize over the next five years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on our offering price of $1.50 per share. The unearned compensation will be charged to expense over the periods that services are rendered by the option holders beginning June 30, 2002, as the options vest. For the quarter and six months ended June 30, 2002, our statements of operations include amortization of $28,000 of non-cash compensation expense related to these stock option grants. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $1,458,000 over the next five years in accordance with the fair value based method prescribed in SFAS 123. The notes to our financial statements include pro forma compensation expense of approximately $118,000 for the quarter and six months ended June 30, 2002, converting our net income of approximately $55,000 for the quarter ended June 30, 2002 to an approximately $63,000 pro forma loss, and increasing our net loss of approximately $17,000 for the six months ended June 30, 2002 to an approximately $135,000 pro forma loss. Similarly, our income per share of $.01 for the quarter ended June 30, 2002 becomes a pro forma loss per share of $.01, and our loss per share of $.002 for the six months ended June 30, 2002 increases to a pro forma loss per share of $.01.

We decided to undertake our registered offering of common stock to obtain capital to enhance our ability to produce future infomercials and to buy the media time needed to roll out our product lines. Our offering did not succeed at the levels we had hoped for. Assuming the same levels of success that our previous infomercials have demonstrated, we believe that we will have sufficient capital resources to continue our business for the foreseeable future. We are assessing our financial alternatives at this time, which include slow growth out of earnings or obtaining additional capital to more rapidly bring our products to market and transition them from the infomercial arena to traditional retail stores. We have not yet decided on a course of action because of the uncertainty surrounding financial and general economic conditions. If we encounter unexpected failure with some of our products, we may need to seek additional capital to continue our business. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

We did not have any significant capital expenditures in the six months ended June 30, 2002, and we do not have any commitments to make capital expenditures as of June 30, 2002. As more fully disclosed in Note 6 to our financial statements, we have committed to purchase coloring units for our Nail Dazzle product over the next five years.

                           PART II - OTHER INFORMATION


ITEM  2. CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

REPORT ON USE OF PROCEEDS FROM REGISTERED OFFERING OF COMMON STOCK

On February 12, 2002, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 (Commission file number 333-70878) for an offering of 2,000,000 shares of our common stock at $1.50 per share. The proposed offering consisted of 1,500,000 original issue shares to be sold for the benefit of the company and 500,000 shares to be sold by selling shareholders. The first 300,000 shares were to be sold for the benefit of the company. The offering commenced on February 12, 2002, and was scheduled to terminate April 13, 2002. On April 12, 2002, we suspended our offering and filed a post-effective amendment to our registration statement on Form SB-2 to extend our offering for an additional 45 days. The Securities and Exchange Commission declared our post-effective amendment effective on May 7, 2002, and we re-commenced our offering at that time. Our offering terminated on June 21, 2002. Upon termination of the offering, we had sold 234,688 original issue common shares for the benefit of the company for gross proceeds of approximately $352,000.

From the February 12, 2002 effective date of the registration statement through June 30, 2002, we paid approximately $50,000 of expenses in connection with the offering, in addition to approximately $125,000 of expenses paid prior to the effective date of the registration statement. The approximately $50,000 of expenses were primarily for legal, accounting, printing and travel expenses; we paid no underwriting discounts or commissions, finder fees or underwriting expenses. The foregoing amounts are reasonable estimates of the expenses we incurred. The expenses paid were in the ordinary course to third parties, and not directly or indirectly to directors, officers, 10% beneficial owners or other related parties. We retained proceeds of approximately $300,000, net of the expenses we paid during the effectiveness of our registration statement. The approximately $50,000 of expenses are reflected in our consolidated statement of operations in general and administrative expenses.

As of June 30, 2002, we had used net proceeds of approximately $30,000 for identifying new products and producing infomercials for those products and approximately $27,000 for sales and marketing; the balance of the net proceeds were retained as cash. We were able to repay shareholder loans out of cash provided by operations because we used some of the net proceeds we raised in our offering for identifying new products, producing informercials and sales and marketing. The shareholder whose loans we repaid is an officer, director and ultimate beneficial owner of more than 10% of our outstanding common stock. We have not used any net proceeds for the construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; or acquisitions of other businesses. The foregoing amounts are reasonable estimates of our uses of the net proceeds. At this time, we do not believe our use of proceeds has changed materially from the use of proceeds described in our prospectus, and we do not expect a material change from the use of proceeds described in our prospectus.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

Exhibit
Number        Description
------        -------------------------------------------------

2.1*          Share and Option Purchase Agreement

4.1*          Specimen Share Certificate

10.1 Exclusive License and Marketing Agreement dated April 16, 2002, between Select Home Products and International Commercial Television Inc.

10.2 Exclusive License and Marketing Agreement dated June 3, 2002 between Land Surfer Scooter Company Ltd and International Commercial Television Inc.

10.3 Financial Advisory Agreement dated June 10, 2002 between Euromerica Capital Group Inc. and International Commercial Television Inc.

* Incorporated by reference from Form SB-2 (No. 333-70878) filed by the registrant with the Securities and Exchange Commission on October 3, 2001.

(b)     REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERNATIONAL COMMERCIAL TELEVISION INC.


Date:  August 14, 2002            By:  /s/  Kelvin  Claney
                                     -------------------------
                                  Name:  Kelvin  Claney
                                  Title:  Chief Executive Officer


Date:  August 14, 2002            By:  /s/  Keith  Smith
                                     -------------------------
                                  Name:  Keith  Smith
                                  Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -------------------------------------------------

2.1*          Share and Option Purchase Agreement

4.1*          Specimen Share Certificate

10.1 Exclusive License and Marketing Agreement dated April 16, 2002, between Select Home Products and International Commercial Television Inc.

10.2 Exclusive License and Marketing Agreement dated June 3, 2002 between Land Surfer Scooter Company Ltd and International Commercial Television Inc.

10.3 Financial Advisory Agreement dated June 10, 2002 between Euromerica Capital Group Inc. and International Commercial Television Inc.

* Incorporated by reference from Form SB-2 (No. 333-70878) filed by the registrant with the Securities and Exchange Commission on October 3, 2001.