Form 10QSB
period 2002-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2002-11-14
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the quarterly period ended September 30, 2002
                                         ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from__________ to __________

     Commission file number:     0-49638
                                 -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                           76-0621102
--------------------------------                  ------------------------------
State or other jurisdiction                                (IRS Employer
of incorporation or organization                         Identification No.)



         110 S.E. Fourth Avenue, Suite 102, Delray Beach, Florida 33483
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 998-5380
                                 --------------
                           (Issuer's telephone number)

         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2002, the Issuer had 10,589,188 shares of common stock, par value $0.001 per share, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

ITEM 1.  FINANCIAL STATEMENTS                                                  1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                19

ITEM 3.  CONTROLS AND PROCEDURES                                              24

PART II - OTHER INFORMATION
---------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    26

SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS

        Review Report of Independent Certified Public Accountants              2

        Consolidated Balance Sheets as of September 30, 2002
        (unaudited) and December 31, 2001                                      3

        Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 (unaudited) and for the nine months
        ended September 30, 2002 and 2001 (unaudited)                          4

        Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and for the nine months ended September
        30, 2002 (unaudited)                                                   5

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001 (unaudited)                                6

        Notes to the consolidated financial statements                         7

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                           ACCOUNTANTS' REVIEW REPORT

                           SEPTEMBER 30, 2002 AND 2001

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

The  Board  of  Directors
International  Commercial  Television  Inc.  and  Subsidiaries
Delray  Beach,  Florida


We have reviewed the accompanying consolidated balance sheet of International Commercial Television Inc. and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the related consolidated statements of shareholders' deficit and cash flows for the nine months ended September 30, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Commercial Television Inc. and Subsidiaries.

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



                                 /s/ Moore Stephens Worth Frazer & Torbet, LLP

November  8,  2002
City  of  Industry,  California

              INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                           (See Accountants' Review Report)
                           --------------------------------


                                                           As of           As of
                                                      ---------------  --------------
                                                       September 30,    December 31,
                                                      ---------------  --------------
                                                           2002             2001
                                                      ---------------  --------------
                                                        (unaudited)
                                                        -----------
                                 ASSETS
                                 ------

CURRENT ASSETS:
  Cash                                                $       43,176   $          -
  Related party receivable                                     8,235          21,063
  Inventory, net                                                  50             400
  Prepaid expenses                                            30,700          18,875
  Deferred charges                                                -          124,996
                                                       ---------------  ---------------
    Total current assets                                      82,161         165,334
                                                       ---------------  ---------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                                    103,112          14,558
  Less accumulated depreciation                               15,847           5,161
                                                       ---------------  ---------------
    Property and equipment, net                               87,265           9,397
                                                       ---------------  ---------------

      Total assets                                    $      169,426   $     174,731
                                                       ===============  ===============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
                    -------------------------------------
CURRENT LIABILITIES:
  Bank overdraft                                      $           -    $       1,792
  Accounts payable and accrued liabilities                   146,493         106,388
  Advances from shareholder                                  235,574         377,362
                                                       ---------------  ---------------
    Total current liabilities                                382,067         485,542
                                                       ---------------  ---------------

NOTE PAYABLE AND ACCRUED INTEREST TO
  SHAREHOLDER                                                719,200         688,772
                                                       ---------------  ---------------

SHAREHOLDERS' DEFICIT:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,589,188 and 10,249,500
    issued and outstanding as of September 30, 2002
    and December 31, 2001, respectively                          490             150
  Additional paid-in capital                                 372,332         (11,873)
  Accumulated deficit                                     (1,052,663)       (707,860)
  Unearned compensation                                     (252,000)       (280,000)
                                                       ---------------  ---------------
    Total shareholders' deficit                             (931,841)       (999,583)
                                                       ---------------  ---------------


      Total liabilities and shareholders' deficit     $      169,426   $     174,731
                                                       ===============  ===============

The accompanying notes are an integral part of this consolidated statement.

                       INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (See Accountants' Review Report)
                                   --------------------------------

                                       For the three months ended         For the nine months ended
                                    --------------------------------  --------------------------------
                                     September 30,    September 30,    September 30,    September 30,
                                         2002             2001             2002             2001
                                    ---------------  ---------------  ---------------  ---------------
                                      (unaudited)       (unaudited)     (unaudited)      (unaudited)
                                    ---------------  ---------------  ---------------  ---------------
NET SALES                           $      245,154   $      412,422   $    1,352,374   $    1,038,341
COST OF SALES                              165,168          247,962          677,057          778,448
                                    ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                79,986          164,460          675,317          259,893
                                    ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                               8,855              873           10,686            2,535
  Research and development                  93,659              701          130,321            3,247
  Acquisition costs                              -                -                -           30,008
  General and administrative               201,112          163,588          552,664          307,653
  Selling and marketing                     61,480           38,801          110,987           95,111
  Royalties                                 16,125           12,520          130,212           21,460
  Rent                                       7,486            3,095           28,169            5,372
                                    ---------------  ---------------  ---------------  ---------------
    Total operating expenses               388,717          219,578          963,039          465,386
                                    ---------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                   (308,731)         (55,118)        (287,722)        (205,493)
                                    ---------------  ---------------  ---------------  ---------------

OTHER EXPENSE:
  Interest expense                           9,143           13,084           26,653           44,019
  Interest expense, shareholder             10,240            9,715           30,428           14,789
                                    ---------------  ---------------  ---------------  ---------------
                                            19,383           22,799           57,081           58,808
                                    ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES         (328,114)         (77,917)        (344,803)        (264,301)

INCOME TAXES                                     -                -                -                -
                                    ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                   $     (328,114)  $      (77,917)  $     (344,803)  $     (264,301)
                                    ===============  ===============  ===============  ===============

BASIC EARNINGS PER SHARE            $        (0.03)  $        (0.01)  $        (0.03)  $        (0.03)
                                    ===============  ===============  ===============  ===============
FULLY DILUTED EARNINGS PER
  SHARE                             $        (0.03)  $        (0.01)  $        (0.03)  $        (0.03)
                                    ===============  ===============  ===============  ===============


The  accompanying  notes  are  an  integral part of this consolidated statement.

                          INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                      (See Accountants' Review Report)
                                      --------------------------------

                                       Common stock,     Additional
                                     $.001 par value       Paid-In     Accumulated     Unearned
                                    Shares      Amount     Capital       Deficit     Compensation    Totals
                                   ----------  -------  ------------  ------------  -------------  ----------
Balances, January 1, 2001
   as restated                     10,249,500  $   150  $  (291,873)  $  (355,077)             -   $(646,800)

Net loss                                    -        -            -      (186,384)             -    (186,384)
                                   ----------  -------  ------------  ------------  -------------  ----------


Balances, September 30, 2001,      10,249,500      150     (291,873)     (541,461)             -    (833,184)

Grant of stock options                      -        -      280,000             -       (280,000)          -

Net loss                                    -        -            -      (166,399)             -    (166,399)
                                   ----------  -------  ------------  ------------  -------------  ----------

Balances, December 31, 2001        10,249,500      150      (11,873)     (707,860)      (280,000)   (999,583)

Issuance of common stock              339,688      340      509,201             -              -     509,541

Deferred issuance costs applied             -        -     (124,996)            -              -    (124,996)

Amortization of deferred
   compensation under
   nonqualified stock option plan           -        -            -             -         28,000      28,000

Net loss                                    -        -            -      (344,803)             -    (344,803)
                                   ----------  -------  ------------  ------------  -------------  ----------

Balances, September 30, 2002       10,589,188  $   490  $   372,332   $(1,052,663)  $   (252,000)  $(931,841)
                                   ==========  =======  ============  ============  =============  ==========

The accompanying notes are an integral part of this consolidated statement.

                    INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (See Accountants' Review Report)
                                 --------------------------------


                                                                    For the nine months ended
                                                                 --------------------------------
                                                                  September 30,    September 30,
                                                                      2002             2001
                                                                 ---------------  ---------------
                                                                   (unaudited)      (unaudited)
                                                                 ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $    (344,803)  $     (264,301)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                       10,686            2,535
      Common stock issuance for consulting services                      75,000                -
      Amortization of deferred compensation under nonqualified
        stock option plan                                                28,000
      Decrease in accounts receivable                                    12,828           58,419
      Decrease in inventory                                                 350            9,600
      (Increase) decrease in prepaid expenses                           (11,825)          11,809
      Increase in deferred charges                                            -         (124,996)
      Increase in accounts payable and accrued liabilities               40,106           24,170
      Increase in related party payable                                       -           12,825
      Increase in accrued interest on note payable                       30,428           44,019
                                                                 ---------------  ---------------
        Net cash used in operating activities                          (159,230)        (225,920)
                                                                 ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                    (6,054)          (2,064)
                                                                 ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                                             (1,792)
  Advances from shareholder                                             116,856          406,286
  Payments to shareholder                                              (258,645)        (216,356)
  Proceeds from issuance of common stock                                352,041
                                                                 ---------------  ---------------
    Net cash provided by financing activities                           208,460          189,930
                                                                 ---------------  ---------------

NET INCREASE IN CASH                                                     43,176          (38,054)

CASH, beginning of period                                                     -           43,128
                                                                 ---------------  ---------------

CASH, end of period                                              $       43,176   $        5,074
                                                                 ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest expense paid                                          $       26,653   $       14,789
                                                                 ===============  ===============

  Income taxes paid                                              $            0   $            0
                                                                 ===============  ===============

  Noncash operating, investing and financing activities:

    Deferred charges representing stock offering costs offset
      against proceeds from issuance of common stock             $      124,996   $            -
                                                                 ===============  ===============

    Issuance of common stock for the addition of furniture and   $       82,500   $            -
                                                                 ===============  ===============
      equipment

    Issuance of common stock for consulting services             $       75,000   $            -
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

Nature  of  operations
----------------------

The Company sells various consumer products. The products are primarily marketed and sold through infomercials. The products are sold throughout the United States and internationally via the infomercials. Although the companies are incorporated in Nevada and New Zealand, operations are currently run from Florida.

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2002, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2002, all of the Company's trade receivables were due from one customer.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2002, management expects these assets to be fully recoverable.

Depreciation expense amounted to $8,855 and $873 for the three months ended September 30, 2002 and 2001, respectively, and $10,686 and $2,535 for the nine months ended September 30, 2002 and 2001, respectively.

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

Advertising  costs
------------------

Advertising costs are expensed as incurred and are included in research and development expense and selling and marketing expense in the accompanying consolidated financial statements. Advertising costs amounted to $6,000 for the three months ended September 30, 2002 and $15,966 for the nine months ended September 30, 2002. The Company did not incur advertising costs for the nine months ended September 30, 2001.

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

Interim  financial  information
-------------------------------

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002, the results of operations for the periods ended September 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Deferred charges consist of specific costs directly attributable to the Company's offering. These costs have been charged against the Company's gross proceeds from the initial offering.


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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks  and  Derma  Wand
-------------------------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventory of Smart Stacks. Smart Stacks is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote, market, sell and distribute Smart Stacks worldwide through all means. In consideration of the grants received, RJML shall pay a royalty at a rate between 2.0% and 5.0% of RJML's net sales depending on various scenarios as defined in the agreement. The initial term of the agreement is five years starting May 18, 1998. The agreement automatically and continually renews for successive additional five year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the inventor intends to terminate the agreement.

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

Other  products
---------------

On April 10, 2002, the Company entered into a production agreement with BAG. Pursuant to the agreement, BAG shall produce a direct response television commercial in 120-second and 60-second versions for the purpose of advertising and marketing a product known as Nail Dazzle. The base production budget for the commercials shall be $23,950. In consideration for the services received, the Company shall pay a royalty at a rate ranging from 1.0% to 1.5%, depending on various scenarios, of adjusted gross revenue. In addition, the Company shall pay royalty of $.15 per kit and $.015 per kit for international television kits sold and international single color cylinder kits sold, respectively. This agreement shall remain in effect unless and until terminated by either parties in accordance with the provisions of the agreement.

On April 16, 2002, the Company entered into an exclusive license and marketing agreement with Select Home Products (SHP). SHP has granted the exclusive right to market a pen-style nail decorating device in the United States of America. In consideration for the right received, the Company shall pay SHP a royalty of $.50 on a fully packed kit of ten units of single color of the device or the pro-rata equivalent, being a royalty of $.05 per individual unit of color of the device. The initial term of the agreement is five years starting April 16, 2002. The agreement automatically and continually renews for successive additional five year terms unless the Company is in default. The Company has committed to purchase from SHP $100,000 worth of the device by July 31, 2002. As of September 30, 2002, the Company had not purchased $100,000 worth of the device. SHP has agreed to extend the deadline until such time as the $100,000 commitment has been met. In addition, the Company has committed to purchase on an annual basis beginning July 31, 2002, for five consecutive years, the following amounts of single units of color of the device:

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

On August 13, 2001, the Company entered into an agreement with Dimensional Marketing Concepts, Inc. (DMC), granting DMC to act as the exclusive independent sales representative to manage the promotion, marketing and sale of certain products, as defined in the agreement, into retail channels of trade in the United States and Puerto Rico. The former chief executive officer of DMC serves as a director of the Company and was appointed president on October 18, 2002. Subsequent to period end, on October 28, 2002, this contract was terminated. Under the agreement, the Company will pay DMC a commission at the rate of 15% of net sales for products sold as defined in the agreement. The initial term of the agreement is for a period starting August 13, 2001 and ending December 31, 2002. The agreement automatically and continually renews for additional and successive 36 month periods, unless either party notifies the other, at least 30 days before the end of the then current renewal term, of its intent to terminate the agreement.

For the period from April 1, 2000 through September 30, 2002, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

The Company rents a portion of an office under a month to month oral lease for certain administrative duties for approximately $145 per month.

On September 28, 2002, the Company entered into an operating lease agreement for office facilities from an unrelated party for approximately $2,100 per month. The lease is scheduled to expire on October 1, 2003. The future minimum rental commitment is $6,300 for the year ending December 31, 2002 and $18,900 for the year ending December 31, 2003. The lease entered into in May 2002 was cancelled during the period when the office facilities were sold by the landlord.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $235,574 and $377,362 as of September 30, 2002 and December 31, 2001, respectively. Interest rates charged during these periods ranged from 5.75% to 15.5%.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

The  Company has a note payable to a shareholder in the amount of $590,723.  The note is unsecured and bears interest at an annual rate of prime rate plus 1.0%. The prime rate was 4.75% and 5.00% as September 30, 2002 and December 31, 2001, respectively. Interest is compounded monthly, principal and interest are due November 1, 2004. Interest incurred amounted to $10,240 and $13,084 for the three months ended September 30, 2002 and 2001, respectively, and $30,428 and $44,019 for nine months ended September 30, 2002 and 2001, respectively.

The Company has made sales to an entity controlled by a director and shareholder of the Company. Sales to this entity amounted to approximately $7,000 and $87,000 for the three months ended September 30, 2002 and 2001, respectively, and $61,000 and $97,000 for the nine months ended September 30, 2002 and 2001, respectively.

The Company has made purchases from an entity with a common director and shareholder. There were no purchases from this entity for the three months ended September 30, 2002. Purchases from this entity amounted to approximately $69,000 for the three months ended September 30, 2001, and $56,000 and $350,000 for the nine months ended September 30, 2002 and 2001, respectively.


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

Between the periods July 1, 2002 and to the date of these statements, the Company issued 105,000 shares of its common stock at $1.50 per share for consulting services and certain property and equipment totaling $157,500.


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

For the three months ended September 30, 2002:           Loss             Shares          Per-share
-----------------------------------------------      (Numerator)       (Denominator)       Amount
                                                 --------------------  -------------  -----------------
Basic and fully diluted loss per share
-----------------------------------------------

Loss available to common shareholders            $          (328,114)     10,555,855  $          (0.03)
                                                 ====================  =============  =================


For the three months ended September 30, 2001:           Loss             Shares          Per-share
-----------------------------------------------      (Numerator)       (Denominator)       Amount
                                                 --------------------  -------------  -----------------

Basic and fully diluted loss per share
-----------------------------------------------

Loss available to common shareholders            $           (77,917)     10,249,500  $          (0.01)
                                                 ====================  =============  =================


For the nine months ended September 30, 2002:             Loss             Shares          Per-share
-----------------------------------------------      (Numerator)       (Denominator)       Amount
                                                 --------------------  -------------  -----------------
Basic and fully diluted loss per share
-----------------------------------------------

Loss available to common shareholders            $          (344,803)     10,450,053  $          (0.03)
                                                 ====================  =============  =================


For the nine months ended September 30, 2001:            Loss             Shares          Per-share
-----------------------------------------------      (Numerator)       (Denominator)       Amount
                                                 --------------------  -------------  -----------------

Basic and fully diluted loss per share
-----------------------------------------------

Loss available to common shareholders            $          (264,301)     10,249,500  $          (0.03)
                                                 ====================  =============  =================

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

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all  stock  option plans.  Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. The Company applies FASB Statement 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to consultants, which requires the Company to use the fair value method to determine the costs of the options. The Company has  not  issued  any  options  to  consultants  as  of  September  30,  2002

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE  11  -  STOCK  OPTION  PLAN  (CONTINUED)

On September 28, 2001, the Company granted stock options to employees under the Company's 2001 Stock Option Plan. The stock options granted amounted to
1,475,000 shares of the Company's common stock. The option exercise price stated for 1,195,000 of the option shares is $2.00 and for 280,000 of the option shares is $.50 with an exercise option term ranging from 5 to 10 years. These options will vest 10% every six months beginning June 30, 2002. The Company has estimated the fair value of its stock at $1.50 per share. This value was determined based on the price of common stock in the Company's initial offering. Utilizing the stock options granted with an exercise price of $0.50 and $2.00 per share resulted in an initial unearned compensation of $280,000, which was recorded to stockholders' equity. The unearned compensation is charged to expense over the periods that services are rendered by the option holders beginning June 30, 2002, as the options vest.

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


                           For the nine         For the three
                           months ended          months ended
                        September 30, 2002    September 30, 2002
                       --------------------  --------------------
Net income (loss):
  As reported          $          (344,803)  $          (328,114)
  Pro forma            $          (462,603)  $          (328,114)
Diluted income (loss)
  per share:
    As reported        $             (0.03)  $             (0.03)
    Pro forma          $             (0.01)  $             (0.03)


NOTE  12  -  INCOME  TAXES

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

The Company had net operating losses of approximately $1,306,000 related to US federal, foreign and state jurisdictions through September 30, 2002. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE  12  -  INCOME  TAXES  (CONTINUED)

Significant components of the Company's deferred tax assets are approximately as follows:

                                September 30, 2002          December 31, 2001
                             -------------------------  -------------------------
Net operating loss           $                250,000   $                183,000
Basis of investments                        2,430,000                  2,431,000
Basis of intangibles                          428,000                    428,000
Accumulated amortization                      (72,000)                   (51,000)
Accumulated depreciation                       12,000                          -
State taxes                                  (124,000)                  (121,000)
                             -------------------------  -------------------------
  Total deferred tax assets                 2,924,000                  2,870,000
Valuation allowance                        (2,924,000)                (2,870,000)
                             -------------------------  -------------------------
  Net deferred tax assets                          -                         -
                             =========================  =========================

NOTE  13  -  SEGMENT  REPORTING

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

Information with respect to the Company's operating income (loss) by geographic area is as follows:

                                  For the three months ended                      For the three months ended
                                  --------------------------                      --------------------------
                                      September 30, 2002:                             September 30, 2001:
                                      -------------------                             -------------------
                           Domestic      International       Totals        Domestic      International       Totals
                         -------------  ---------------  --------------  -------------  ---------------  ---------------
Net sales                $      7,893   $      237,261   $     245,154   $      1,175   $      411,247   $      412,422
Cost of sales                  11,478          153,690         165,168          3,258          244,704          247,962
                         -------------  ---------------  --------------  -------------  ---------------  ---------------
Gross profit                   (3,585)          83,571          79,986         (2,083)         166,543          164,460
                         -------------  ---------------  --------------  -------------  ---------------  ---------------

Operating expenses:
  Depreciation                      -            8,855           8,855              2              871              873
  Research and
    development                     -           93,659          93,659              -              701              701
  Acquisition costs                 -                -               -              -
  General and
    administrative                  -          201,112         201,112            640          162,948          163,588
  Selling and
    marketing                       -           61,480          61,480            115           38,686           38,801
  Royalties                         -           16,125          16,125             53           12,467           12,520
  Rent                          7,486                -           7,486          3,095                -            3,095
                         -------------  ---------------  --------------  -------------  ---------------  ---------------
Total operating expense         7,486          381,231         388,717          3,905          215,673          219,578
                         -------------  ---------------  --------------  -------------  ---------------  ---------------

Operating loss           $    (11,071)  $     (297,660)  $    (308,731)  $     (5,988)  $      (49,130)  $      (55,118)
                         =============  ===============  ==============  =============  ===============  ===============

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

NOTE  13  -  SEGMENT  REPORTING  (CONTINUED)


                                  For the nine months ended                       For the nine months ended
                                  -------------------------                       -------------------------
                                      September 30, 2002:                             September 30, 2001:
                                      -------------------                             -------------------
                           Domestic      International       Totals        Domestic      International        Totals
                         -------------  ---------------  --------------  -------------  ----------------  --------------
Net sales                $      7,893   $    1,344,481   $   1,352,374   $      5,682   $     1,032,659   $   1,038,341
Cost of sales                  11,478          665,579         677,057          4,258           774,190         778,448
                         -------------  ---------------  --------------  -------------  ----------------  --------------
Gross profit                   (3,585)         678,902         675,317          1,424           258,469         259,893
                         -------------  ---------------  --------------  -------------  ----------------  --------------

Operating expenses:
  Depreciation                      -           10,686          10,686             14             2,521           2,535
  Research and
    development                     -          130,321         130,321             18             3,229           3,247
  Acquisition costs                 -                -               -            164            29,844          30,008
  General and
    administrative                  -          552,664         552,664          1,655           305,998         307,653
  Selling and
    marketing                       -          110,987         110,987            520            94,591          95,111
  Royalties                         -          130,212         130,212            117            21,343          21,460
  Rent                         28,169                -          28,169          5,372                 -           5,372
                         -------------  ---------------  --------------  -------------  ----------------  --------------
Total operating expense        28,169          934,870         963,039          7,860           457,526         465,386
                         -------------  ---------------  --------------  -------------  ----------------  --------------

Operating loss           $    (31,754)  $     (255,968)  $    (287,722)  $     (6,436)  $      (199,057)  $    (205,493)
                         =============  ===============  ==============  =============  ================  ==============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in the "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Fluctuations in our revenue are driven by changes in our product mix. Revenues may vary substantially from period to period depending on our product line-up. A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including, seasonal factors, the product's stage in its life-cycle, the public's general acceptance of the infomercial and other outside factors, such as the general state of the economy.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF QUARTERLY RESULTS

The following discussion compares our results of operations for the quarter ended September 30, 2002, with the quarter ended September 30, 2001.

Revenues
--------

Our revenues decreased to approximately $245,000 for the quarter ended September 30, 2002, from approximately $412,000 for the quarter ended September 30, 2001. Since the beginning of 2001, we have focused on the international market, with almost 100% of our revenue coming from international sales. The products that provided most of our revenue in the quarter ended September 30, 2002, were Derma Wand, Fight the Fat and our new product SprintRTM. During the quarter ended September 30, 2002, our SprintRTM and Derma Wand products generated approximately $60,000 and $36,000 in sales respectively, or roughly a combined 39% of our total sales for the quarter. During the quarter ended September 30, 2001, our own products provided approximately $167,000 in sales, or roughly 40% of our total sales for the quarter. The products that provided most of our revenue in the quarter ended September 30, 2001, were Cybersonic, Fight the Fat, and our products Smart Stacks and Derma Wand.

Our focus on international sales since 2001 represented a shift from a focus on domestic sales in 2000. We ceased selling Derma Wand in the United States in 2001 because we believed the FDA may classify it as a medical device for which pre-market approval is necessary. We, through our licensor, are in the process of filing a 510(k) application with the Food and Drug Administration in the United States. We hope to have the 510(k) approval during the second quarter of 2003 and to resume marketing Derma Wand in the United States at that time.

We are encouraged by test marketing conducted for our two newest products, SprintR and Nail Dazzle . The SprintR mechanical scooter is best described as a skateboard/scooter/bicycle hybrid. We have produced a two-minute infomercial for the SprintR , which combines aspects of two popular activities skateboarding and self-propelled scooters. This short form SprintR infomercial has tested well in the Scandinavian markets, for which the Company has recently shipped orders to its international distributor. The Nail Dazzle fingernail decorating system has been test marketed in the United States using a two-minute infomercial and initial response to the product has been positive.

Gross Margin
------------

Gross margin percentage was approximately 33% in the quarter ended September 30, 2002 versus approximately 40% in the quarter ended September 30, 2001. The decrease in gross margin percentage was primarily due to the fact that although the percentage of sales of our own products to total sales was virtually the same in the comparative periods the total dollar sales for the quarter ended September 30, 2002 was lower, thereby reducing the overall gross margin percentage. In the quarter ended September 30, 2002, we received gross profits of approximately $16,000 and $22,000 for our SprintR and Derma Wand products, respectively, whereas in the quarter ended September 30, 2001, we received gross profits of approximately $84,000 for our Derma Wand product.

Operating Expenses
------------------

Total operating expenses increased to approximately $388,000 in the quarter ended September 30, 2002, from approximately $219,000 in the quarter ended September 30, 2001. Our general and administrative expenses increased to approximately $201,000 in the quarter ended September 30, 2002, from approximately $164,000 in the quarter ended September 30, 2001, due principally to the increase in costs associated with being a public company. General and administrative expenses consist of professional fees, expenses to execute our business plan, and expenses incurred in day-to-day operations. Our research and development expenses increased to approximately $94,000 in the quarter ended September 30, 2002, from approximately $1,000 in the quarter ended September 30, 2001, due primarily to increased activity in identifying new products and producing two-minute infomercials for the SprintR and Nail Dazzle products.

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

Net Loss
--------

We had a net loss of approximately $328,000 in the quarter ended September 30, 2002, compared to a net loss of approximately $78,000 in the quarter ended September 30, 2001 due to the nearly 50% decrease in the dollar amount of our gross profit in combination with the 77% increase in operating expenses. We believe the main factor affecting our future profitability will be our ability to maintain improvements in our revenues and our gross margin. We have encountered difficulty financing production orders to keep up with the demand for some of our products because our offering was not as successful as we had hoped. Although we believe the demand for these products will hold, we could suffer losses if demand slackens once we have financed production orders to satisfy perceived demand. We are also allocating scarce financial resources to produce 2 long-form infomercials and to purchase media time for product launches. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a profit. The previous quarter has been our only quarter of profitability, as this current quarter and all of our prior quarters have resulted in losses. Although we believe the products we launch will succeed in the marketplace and produce good margins, there can be no guarantee that they will, or that we will become profitable.

YEAR-TO-DATE RESULTS

The following discussion compares our results of operations for the nine months ended September 30, 2002, with the nine months ended September 30, 2001.

Revenues
--------

Our revenues increased to approximately $1.35 million for the nine months ended September 30, 2002, from approximately $1 million for the nine months ended September 30, 2001. The products that provided most of our revenue in the nine months ended September 30, 2002, were our Derma Wand product and Pack Max, Cybersonic and Fight the Fat. During the nine months ended September 30, 2002, our product Derma Wand generated approximately $683,000 in sales, or roughly 51% of our total sales for the period. During the nine months ended September 30, 2001, our own products provided approximately $333,000 in sales, or roughly 32% of our total sales for the period. The products that provided most of our revenue in the nine months ended September 30, 2001, were Cybersonic, Smart Stacks and Fight the Fat and our Derma Wand product.

Gross Margin
------------

Gross margin percentage increased to approximately 50% in the nine months ended September 30, 2002, from approximately 25% in the nine months ended September 30, 2001. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the nine months ended September 30, 2002, from sales of our product Derma Wand, whereas in the nine months ended September 30, 2001, we received the majority of our revenue from sales of third-party products like Cybersonic and Fight the Fat, where we generally have a higher cost of sales than we do for our own products. In the nine months ended September 30, 2002, we received gross profits of approximately $440,000 for our product Derma Wand, $52,000 for Pack Max, and royalties of approximately $91,000 and $75,000 for Aussie Nads and Cybersonic, respectively, whereas in the nine months ended September 30, 2001, we received gross profits of approximately

$49,000 and $110,000 for our products Smart Stacks and Derma Wand, respectively and $50,000 for Cybersonic.

Operating Expenses
------------------

Total operating expenses increased to approximately $963,000 in the nine months ended September 30, 2002, from approximately $465,000 in the nine months ended September 30, 2001. Our general and administrative expenses increased to approximately $552,000 in the nine months ended September 30, 2002, from approximately $308,000 in the nine months ended September 30, 2001, due principally to the increase in costs associated with being a public company and conducting a public offering of our common stock. Our royalty expenses increased to approximately $130,000 in the nine months ended September 30, 2002, from approximately $21,000 in the nine months ended September 30, 2001, due primarily to increased sales of Derma Wand. Our research and development expenses increased to approximately $130,000 in the nine months ended September 30, 2002, from approximately $3,000 in the nine months ended September 30, 2001, due primarily to increased activity in identifying new products and producing two-minute infomercials for the SprintR and Nail Dazzle products.

Net Losses
----------

Our net loss increased to approximately $345,000 in the nine months ended September 30, 2002, from approximately $264,000 in the nine months ended September 30, 2001. The approximately 160% increase in the dollar amount of our gross profit was offset somewhat by operating expenses that more than doubled. As we discussed in the quarterly analysis, there can be no guarantee that we will achieve and maintain profitability on a year-to-date basis.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------

At September 30, 2002, the Company had approximately $43,000 in the bank in comparison to no cash as at December 31, 2001.

Net cash used by operating activities was approximately $159,000 for the nine months ended September 30, 2002 compared to approximately $226,000 used by operating activities for the nine months ended September 30, 2001. Offsetting much of the net loss for the nine months ended September 30, 2002 was the issuance of common shares for consulting services along with an increase of more than $40,000 in accounts payable, approximately $30,000 increase in accrued interest on note payable and nearly $39,000 in amortization and depreciation.

Cash provided by financing activities for the nine months ended September 30, 2002 was approximately $208,000 compared to approximately $190,000 for the same period in 2001. The proceeds from the $1.50 offering was the main source of cash and this was offset by a net repayment of $141,789 to a shareholder during the nine months ended September 30, 2002 as compared to net advances totaling $189,930 from the same shareholder for the nine months ended September 30, 2001.

Certain furniture and equipment and computer hardware and software was purchased during the period for $82,500. In consideration, the Company issued 55,000 shares of its common stock to a former director. In addition, the Company issued 50,000 shares of its common stock to a non-related party in consideration for corporate finance work and consulting services.

We have a note payable to The Better Blocks Trust in the amount of approximately $591,000, with interest, which is due on November 1, 2004. The note bears interest at the prime rate plus 1%. At September 30, 2002, the total principal and accrued interest on the note amounted to approximately $719,000.

On September 28, 2001, we granted 1,475,000 stock options to our directors and officers, 280,000 with a $0.50 exercise price and 1,195,000 with a $2.00 exercise price. If the optionees exercise these options over the next five years as they vest, we will receive $2,530,000 in capital. We estimate that these option grants will result in non-cash compensation expense of approximately $280,000 that we will recognize over the next five years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of the offering of $1.50 per share at that time. The unearned compensation will be charged to expense over the periods that services are rendered by the option holders beginning June 30, 2002, as the options vest. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $1,458,000 over the next five years in accordance with the fair value based method prescribed in SFAS 123. The notes to our financial statements include pro forma compensation expense of approximately $118,000 for the nine months ended September 30, 2002, increasing our net loss of approximately $345,000 for the nine months ended September 30, 2002 to an approximately $463,000 pro forma loss. Similarly, our loss per share of $.03 for the nine months ended September 30, 2002 becomes a pro forma loss per share of $.01.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Kelvin Claney, the Chief Executive Officer of the Company, and Patrick Lavin, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods and requirements specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During July 2002, the Company purchased certain furniture and equipment and computer hardware and software from Rich Pitera, a director at the time, for $82,500. In consideration, the Company issued 55,000 shares of its common stock to Mr. Pitera. The Company believes the issuance was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

During September 2002, the Company issued 50,000 shares of its common stock to a non-related party, in consideration for corporate finance work and consulting services. This individual is an accredited investor. The Company believes the issuance was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

None.

(b)  REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on August 16, 2002, reporting exhibits under Item 7 and the certification of financial statements by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act under Item 9.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INTERNATIONAL COMMERCIAL TELEVISION INC.


Date: November 13, 2002     By: /s/ Kelvin Claney
                               --------------------------------
                            Name:  Kelvin Claney
                            Title: Chief Executive Officer


Date: November 13, 2002     By: /s/ Patrick Lavin
                               --------------------------------
                            Name:  Patrick Lavin
                            Title: Chief Financial Officer

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Kelvin Claney,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of International
Commercial Television Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                  /s/  Kelvin Claney
       -----------------------          ----------------------------------------
                                        Kelvin Claney
                                        Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I,  Patrick Lavin,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of International
Commercial Television Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                  /s/  Patrick Lavin
       -----------------------          ----------------------------------------
                                        Patrick Lavin
                                        Chief  Financial  Officer