Form 10KSB
period 2002-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2003-04-01
CIK 1076522

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
(Mark  one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
                 For the fiscal year ended     December 31, 2002
                                           ---------------------
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition Period from           to
                                                  ---------    ----------

                         Commission file number: 0-49638
                                                 -------

                       INTERNATIONAL COMMERCIAL TELEVISION INC.
                       ----------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                  76-0621102
    ---------------------------------               -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


           110 SE 4th Avenue, Suite 102
                 Delray Beach, FL                           33483
      (Address of principal executive offices)            (Zip Code)

                   Issuer's telephone number:  (561) 272-2118
                                              ---------------

Securities registered under Section 12(b) of the Exchange Act:
     (Title of Class)                     Name of exchange on which registered

                 None                                 OTCBB
---------------------------------------  ---------------------------------------

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                               -----------------
                                                               $0.001 par value
                                                               -----------------
                                                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:    $1,626,861
                                                              ----------------

The aggregate market value of the common stock held by non-affiliates of the registrant on March 27, 2003, based on the average bid and asked price on that date, being $1.97, was approximately $1,309,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 27, 2003, the registrant had 10,614,188 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents  Incorporated  by  Reference:  None

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ] No [X]

                               INTERNATIONAL COMMERCIAL TELEVISION INC.

                                               INDEX TO
                                     ANNUAL REPORT ON FORM 10-KSB
                                 FOR THE YEAR ENDED DECEMBER 31, 2002


PART I                                                                                           PAGE
Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    14

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . .    14
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations    15
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.    22

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
          Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . .    22
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
Item 11.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .    26
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .    27
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    28
Item 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

                                     PART I

FORWARD-LOOKING  STATEMENTS

The matters discussed in this Form 10-KSB may contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by International Commercial Television Inc ("ICTV"). You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that ICTV achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and ICTV assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by ICTV in its reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

OVERVIEW

We produce long-form and short-form infomercials and sell our proprietary brands of advertised products directly to our viewing audience. The goal of our business plan is to create brand awareness through our infomercials so that these brands and their families of products may be sold in dedicated shelf-space areas by product category in traditional retail stores. We acquire the rights to the products that we market via licensing agreements, acquisition and in-house development. We currently sell these products domestically and internationally via infomercials. Our success is dependent, in part, on our ability to source suitable direct response television products; produce profitable infomercials that attract and retain viewer interest; create brand awareness through our infomercials; and capitalize on the brand awareness we create in our infomercials to sell the products featured in our infomercials, along with related families of products, in traditional retail stores under our established brands.

We currently produce short-form and long-form infomercials. A short-form infomercial is a 30-second, 60-second, or 120-second spot, while a long-form infomercial is a 28 -minute direct response commercial. Short-form infomercials generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less. Long-form infomercials generally feature products with a selling price of $30 - $300 and are generally unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

Our international division has been our primary revenue source for the fiscal years ended December 31, 2002 and 2001. Over 95% of our sales for the year ended December 31, 2002, were generated from products sold internationally, as compared to over 99% for the same period in 2001. In 2001 our focus shifted to the international market for several reasons. First, we perceived a high demand for infomercial products in the international market. Second, our management has relationships with several international infomercial operators, and we believed we could use those relationships to our advantage, especially when marketing our own products. Third, we decided to postpone marketing Derma Wand(TM), one of our primary products, in the United States until we obtain FDA clearance, but we do have clearance to market Derma Wand(TM) internationally. Finally, many of our infomercials for our primary products are awaiting editing for either rollout or testing, and the funds required for production will come from additional financing or cash flowAlthough we plan to continue to devote attention to and to expand our international operations, we expect the vast majority of our revenue in the future to come from domestic sales.

In addition to products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), we act as the international distributor for products owned by third parties (which we refer to as "third-party products"). For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. In most instances, there are previously existing infomercials for the third-party products. We generated approximately 39% and 69% of our total revenue for the years ended December 31, 2002 and 2001, respectively, from the sale of third-party products.

We are a Nevada corporation, and our headquarters are located at 110 SE 4th Avenue, Suite 102, Delray Beach, Florida 33483.

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

THE  ICTV  SOLUTION

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

Our Chief Executive Officer, Kelvin Claney, has been sourcing products since 1984 and has made contacts over the years with trading companies, manufacturers and manufacturers' representatives in Hong Kong, Taiwan, United Kingdom, Israel, South Africa, Australia, New Zealand, Canada and the United States. These parties often forward newly developed products to Mr. Claney to promote and bring them to the marketplace through direct response marketing.

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

When we evaluate a product for its suitability for an infomercial, we consider how appropriate it is for television demonstration and explanation and how consumers will perceive the value of the product. Part of our selection criteria for new products is as follows:

      - The product must be capable of being effective in a direct response television advertising environment, i.e., the product is capable of withstanding a four-to-five mark-up ratio (determined by dividing retail price by cost of goods), while still representing good perceived value to the consumer;
      - The product must have the ability of being sold in traditional retail stores;
      -     The product must be well-suited for display on television;
      - The product must have a unique "hook" to it so that it catches the attention of the viewer;
      - The product must have unique features and what the consumer considers to be "amazing" benefits;
      - The product must be demonstrable. In our experience, the more we can visually demonstrate how the product will change the consumer's life and has compelling, real person testimonials to support it, the greater the opportunity that it will be profitable;
      -     The product must have mass audience appeal;
      -     The product must be relatively easy to ship; and
      - The product, in its present form, should be currently otherwise unavailable in the marketplace.

2lookyoung.com is the Company's e-commerce website for marketing a line of health, beauty, skin care, nail care and cosmetic products. We plan to anchor the 2lookyoung.com brand with a product called Derma Wand(TM).

The following is a list of products currently being marketed by ICTV under the 2lookyoung.com banner.

DERMA  WAND(TM)

Derma Wand(TM) is a compact, completely hand-held, high frequency skin care appliance that is designed to reduce fine lines and wrinkles and improve overall skin appearance by producing enriched oxygen (ozone) to sterilize the skin.

We have a worldwide, non-exclusive license from Omega 5 Technologies, Inc. ("Omega 5") to manufacture, market and distribute Derma Wand(TM). We began to market Derma Wand(TM) in April 2000. Approximately 63% of our revenue for the year ended December 31, 2000, came from sales of Derma Wand(TM) during our test-market phase. Upon completion of our test-market of Derma Wand(TM), we decided to postpone selling it in the United States, because we were concerned that it might be classified by the FDA as a medical device under the FDC Act, which requires pre-market approval clearance. We are currently working with Omega 5 to obtain this clearance from the FDA, as is more fully described under the section entitled "Government Regulation." We hope to have this clearance within the next fiscal year.

After our United States test market of the Derma Wand(TM) infomercial, we began to focus on the international market. For the years ended December 31, 2002 and 2001, we generated approximately $838,000 and $208,000 in revenue from international sales of Derma Wand(TM). The price consumers pay for Derma Wand(TM) varies from country to country, however, it generally ranges from approximately $100-$120.

Since January 1st, 2003, the Derma Wand(TM) infomercial airing in the Netherlands (est. pop. 16,000,000) has quickly become one of the top three infomercials currently running, and is the number one television show for the largest infomercial television operator in the Dutch and Belgium markets. The Derma Wand(TM) show is currently being edited and localized for testing in the German (est. pop. 83,000,000) and Portuguese (est. pop. 10,000,000) television markets and is expected to be market tested in the second quarter of 2003.

We anticipate that Derma Wand(TM), and related lines of health, beauty, skin care, nail care and cosmetic products under the 2lookyoung.com brand, will be our primary source of revenue. Our infomercials and packaging for Derma Wand(TM) have been updated to say that Derma Wand(TM) was brought to the consumer by 2lookyoung.com. As new health and beauty, wellness, and cosmetic products are added to our suite of products, they will be added to the 2lookyoung.com site. The resulting traffic driven to the 2lookyoung.com web site by mentioning it in each infomercial will broaden the audience for all of our health and beauty products, growing this sales channel.

THE  NAIL  DAZZLE(TM)  SYSTEM

During the year, ICTV entered into a licensed arrangement to market a brand new nail decorating/coating system both domestically and internationally that we will market using infomercials and the 2lookyoung.com web site. The Nail Dazzle(TM) System is a revolutionary product and is FDA approved. Any Nail Dazzle(TM) user quickly becomes a nail art expert. The system has 100 different colors and is dispensed by a patented applicator that turns from a nail polish brush to an artist's fine-tip pen in seconds. The exact same product, under another brand, is currently achieving large sales in the US and Canada through live home show demonstrations, making it a proven success with children, teens, young adults and adults.

In  July  2002,  ICTV completed shooting a two-minute direct response television
("DRTV") spot. Results from tests conducted in July and October 2002 were encouraging and the Company has received interest from US mass merchants and drug chains. The Nail Dazzle(TM) infomercial has been running in the United States since July 2002 and is currently running on 28 different television stations nationwide, four of which are national cable channels. The Company continues to also pursue retail sales opportunities for Nail Dazzle(TM), but to date has not completed any such agreements.

During fiscal 2002, sales of Nail Dazzle(TM) represented approximately 1% of the Company's total sales.

CYBERSONIC(TM)

Cybersonic(TM) is another health and beauty product that is available on the 2lookyoung.com web site as well as through infomercial and retail sales. Cybersonic(TM) is the only true "sonic" toothbrush on the market. Its operating principle is similar to that of a musical tuning fork. ICTV is the exclusive international distributor for infomercial sales and QVC (USA) sales of the Cybersonic(TM). Media tests and rollouts will continue to take place in various international markets. Cybersonic(TM) generated approximately 8% and 40% of our total revenues in each of the fiscal years ended December 31, 2002 and 2001, respectively.

The  following  is  a  list  of  products  currently  being  marketed  by  ICTV.

SMART  STACKS(TM)

ICTV acquired the rights to exclusively manufacture and market an innovative storage system known as "Smart Stacks(TM)". Since the long-form infomercial was first aired in October 1998 over one million Smart Stacks(TM) storage systems have been sold worldwide.

Our marketing efforts to date with regard to Smart Stacks(TM) have focused on the international market. Smart Stacks(TM) generated approximately 1% and 14% of our total revenues in each of the fiscal years ended December 31, 2002 and 2001, respectively. We plan to market Smart Stacks(TM) domestically in 2003, after we have re-edited the infomercial for re-airing. We will also continue to market Smart Stacks(TM) internationally in 2003.

BETTERBLOCKS(TM)

BetterBlocks(TM) is a plastic children's building block system, which, unlike conventional building systems, will bend shape, curve and move. The standard set of BetterBlocks(TM) is designed for children three years of age and older, while Bigger BetterBlocks(TM), which are eight times bigger than the standard BetterBlocks(TM), are available for children up to three years of age. The range of BetterBlocks(TM) has expanded over the years due to developments in the plastic's industry. BetterBlocks(TM) was first offered in only primary colors, but now is available in glow-in-the-dark, sparkle and magic color-changing colors.

We acquired the exclusive, royalty-free worldwide license to manufacture, market and distribute BetterBlocks(TM) under the Share and Option Purchase Agreement with The Better Blocks Trust in April 2000. The BetterBlocks(TM) infomercial was conceived and developed in 1992 by Kelvin Claney, our President and Chief Executive Officer, and the first infomercial for BetterBlocks(TM) aired on the Nickelodeon national cable system that year. Various versions of BetterBlocks(TM) infomercials aired during the 1990s, both domestically and internationally. In one instance on a special 24-hour promotion on QVC (USA), a live home shopping channel, BetterBlocks(TM) products generated approximately $1.3 million in gross revenue. In addition to the United States, BetterBlocks(TM) infomercials have aired in Canada, the Middle East, Russia, China, France, Finland, Poland, Hungary, South America, Britain, Australia and New Zealand. The sales price of BetterBlocks(TM) depends on the type of BetterBlocks(TM) purchased, but generally ranges from $29.95 to $59.95. For the year ended December 31, 2002, BetterBlocks(TM) generated approximately 1/4% of our total revenue. For the year ended December 31, 2001, we did not generate any revenue from BetterBlocks(TM), because the BetterBlocks(TM) long-form infomercial is in need of modernization and we decided not to air it. We expect to modernize the long-form BetterBlocks(TM) infomercial sometime in fiscal 2003 and then expect to air the infomercial both internationally and domestically.

SPRINTR

In June, 2002, the Company entered into an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. (LSSC) wherein LSSC has granted ICTV the exclusive right to market through all forms of distribution a fold-up rocker-powered scooter.

The SprintR is a BMX bike, scooter and skateboard all in one. This unique and exciting scooter works by simply rocking the skateboard-style deck back and forth. The rocking motion powers the wheels, much like a bike, propelling the scooter to speeds of up to 12 MPH. The SprintR comes with high performance bearings, adjustable handlebar height, wheelie bar, travel pouch, and can easily be folded for travel or storage.

Production of a two-minute DRTV spot was completed in October 2002. A media test of the spot aired domestically in October 2002 and test results were encouraging. Testing in the international markets has been very successful, resulting in the shipment of multiple containers to our overseas customers. Sales generated by SprintR during fiscal 2002 represented approximately 7% of ICTV's total revenues. We expect to launch the product in several international markets in the spring and summer of 2003.

BONDZALOT(TM)

In July 2002, ICTV entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products. The individual has granted the exclusive right to market through all forms of distribution a product to be known as Bondzalot(TM) in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, ICTV completed production on and test broadcast a long-form infomercial. In December, we tested the Bondzalot(TM) show in the United
States. The results returned an astounding 77% conversion rate (out of every 100 calls, 77 people purchased one or more of the product), however the call volume was not sufficient to make the show profitable. Given the high conversion management intends to "tweak" the show to encourage a higher volume of calls. Although results from a small media test airing in December 2002 in the United States were less than impressive, management is confident that a re-edited version will be successful in the international markets.

The Super Bonding Kit draws on space-age technology to create a product that allows instant bonding of virtually all types of material. Its applications in general household use and also in the automotive area are almost unlimited. The kit is already a proven international success. It was market-tested at the Ideal Homes Exhibition in London, England, in March 2001, and in 30 days it achieved exceptional retail sales. It has also been featured on the UK "Ideal Shopping" television channel and was tested successfully at the "Canadian National Exhibition" in Ontario.

IBIZ

On September 6, 2002, the Company entered into an exclusive license agreement with IBIZ, Inc. and its principal (collectively, "IBIZ"). IBIZ has granted the exclusive right, subject to certain conditions, to market certain automotive care and appearance products through almost all forms of distribution on a worldwide basis. In consideration for the right received, the Company shall pay a royalty at varying rates depending on various scenarios starting at $0.50 per kit. For a certain period of time, IBIZ will also grant to the Company the option to purchase certain assets, including but not limited to, all formulas, specifications, technical drawings, patents, trademarks, copyrights, and trade secrets for the sum of $3 million, payable as to $1 million cash and $2 million by way of the issuance of a promissory note with interest at Chase Manhattan prime plus 2% per annum, principal and interest payable in quarterly installments over three years and prepayable in full without penalty or premium. The initial term of the agreement is five years starting September 6, 2002 and shall continue in full force and effect unless terminated by mutual agreement. Upon expiration of the initial five-year term, the agreement automatically and continually renews for successive additional five years unless the Company notifies IBIZ at least 30 days before the end of the then current term.

THIRD-PARTY  PRODUCTS

During the last two fiscal years, we rolled out the following third-party products in the international market: Aussie Nads, Auto Hammer, Chest Pro, Cybersonic(TM), Fight The Fat, Mojave Sunglasses, Packmax, Pump n Seal and Squeez Wrench. Our rights to these third-party products are in the form of informal licenses from the owners of the products to act as the international distributor. As the international distributor, we locate international infomercial operators to air the infomercials, and we receive either royalties from the sales of the products or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. Approximately 39% of our total revenue for the year ended December 31, 2002 came from the sale of third-party products, as compared to nearly 70% for the year ended December 31, 2001.

AUTOMOTIVE  AFTERMARKET  PRODUCTS

We intend to market a range of automotive products under various brands. We have been working on acquiring products in the automotive aftermarket products that we feel have excellent mass consumer appeal and will work in an infomercial sales format. It is clear that the economic conditions throughout the world have resulted in consumers moving towards products that allow vehicle life to be extended, deferring the need to replace them. This trend calls for more products in the automotive aftermarket product categories such as specialized additive products for treating engines, powertrains, gasoline and fuel systems. We expect to complete several product acquisition and distribution contracts in 2003, with marketing efforts to commence shortly there after.

MARKETING,  SALES,  PRODUCTION  AND  DISTRIBUTION

We use infomercials as an initial means to advertise and promote our products, because we feel that infomercials communicate information to a mass market of television viewers in a cost-effective way that creates brand awareness and produces future sales in traditional retail stores. We generally air infomercials in non-peak time slots because media costs are less than peak-time slots. We believe infomercials:, educate the consumer; develop brand recognition; and allow us to easily measure the results of our marketing efforts so that we can continually market our products on a commercially viable basis.

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

We contract with telemarketing firms to answer phones and capture orders for products sold through our infomercials. Our storage of inventory and fulfillment of orders is performed in house and by contracted fulfillment companies as needed.

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

     PRODUCT  ROLLOUT

If a positive result is achieved during media testing, we will begin to build up inventory of the product and "roll out" the infomercial on a wider scale by increasing media spending on a weekly basis until a point just before returns diminish. When we roll out infomercials, we generally spend around $75,000-$100,000 per week for media time for a long-form infomercial and a minimum of $50,000 per week for a short-form infomercial or spot. We monitor results, payoffs and profitability of our infomercials on a daily basis and aim to be very cautious as to when and how we go about rolling out our infomercials.

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

For the year ended December 31, 2002, international sales contributed to over 95% of our revenue as compared to over 99% for the previous year. Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world. We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region. Our Senior VP of Marketing is a specialist with nine years of experience in international distribution and product sourcing. His contacts and relationships in the international infomercial industry have been a tremendous benefit for our business.

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

     COMPETITION

We compete directly with several established companies that generate sales from infomercials and direct response television, as well as small independent direct response television producers. Our competitors also include companies that make imitations of products at substantially lower prices. Products similar to ours may be sold in department stores, pharmacies, general merchandise stores, magazines, newspapers, direct mail advertising, catalogs and over the Internet. Many of our major competitors, who include Thane International Inc. and Guthy-Renker Corp., have substantially greater financial, marketing and other resources than us.

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

      -     TRADEMARKS

We have several registered trademarks for BetterBlocks(TM) in countries throughout the world. We have also registered trademarks in the United States for Derma Wand(TM), Smart Stacks(TM), Nail Dazzle(TM) and Bondzalot(TM).

      -     PATENTS

We have patents for the toy building elements of BetterBlocks(TM) in several countries throughout the world. We also have the nonexclusive right to the use of the United States patent for Derma Wand(TM), as is necessary to manufacture, market and distribute Derma Wand(TM).

      -     COPYRIGHTS

We have copyright registrations for all versions of our infomercials for BetterBlocks(TM) and Smart Stacks(TM).

      -     REGISTERED DESIGNS

We have registered designs for BetterBlocks(TM) in several countries throughout the world.

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

ROYALTY  AGREEMENTS

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of Smart Stacks(TM) and Derma Wand(TM) under the following agreements:

     SMART  STACKS(TM)

      - Under a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks(TM), we are obligated to pay her royalties based on a certain percentage of the net sales of Smart Stacks(TM). The initial term of the agreement terminates in May 2003. The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default, and are notified in writing of her intent to terminate the agreement.

      - Under a production agreement with the Broadcast Arts Group ("BAG"), we are obligated to pay BAG royalties based on a certain percentage of adjusted gross revenues from the sale of Smart Stacks(TM). We may terminate the contract with written notice if we elect not to air the infomercial and market the product.

     DERMA  WAND(TM)

      - Under a marketing and royalty agreement with the developer of Derma Wand(TM), we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

      - Under a production agreement with BAG, we are obligated to pay royalties to BAG based on adjusted revenues or units sold depending on various scenarios as defined in the agreement. The initial term of the agreement terminates on August 31, 2002. Upon expiration of the initial term, the agreement will automatically and continually renew for successive additional 3-year terms unless either party is in material breach and the non-breaching party notifies the breaching party of its intent to terminate the agreement.

      - Under an endorsement agreement with an individual for her appearance in a Derma Wand(TM) infomercial, we are obligated to pay her for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The initial term of the agreement terminates in October 2004, and thereafter will automatically and continually renew for successive and additional 5-year terms unless we are in material default and are notified of her intent to terminate the agreement.

During the year we entered into the following agreements in connection with Nail Dazzle(TM), SprintR, Bondzalot (TM) and IBIZ with the obligation to pay royalties as follows:

     NAIL DAZZLE(TM)

      - Under a production agreement with BAG, we are obligated to pay royalties to BAG based on adjusted gross revenues, depending on various scenarios as defined in the agreement. The agreement will remain in effect unless and until terminated by either party in accordance with the provisions of the agreement.

      - Under an exclusive license and marketing agreement with Select Home Products ("SHP"), we are obligated to pay SHP a royalty based on a fully packed kit of ten units of single color of the device or the pro-rata equivalent per individual unit of color of the device. The initial term of the agreement terminates in April 2007. The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default.

     SprintR

      - Under an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. ("LSSC"), we are obligated to pay LSSC a royalty per unit sold depending on various scenarios. The initial term of the agreement terminates in June 2007. The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default.

     BONDZALOT(TM)

     - Under an exclusive marketing and distribution agreement with an individual, we are obligated to pay him a royalty per unit sold at a price to be determined. The initial term of the agreement terminates in July 2007. The agreement automatically and continually renews for successive additional five years unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice.

     IBIZ

     - Under an exclusive license agreement with IBIZ and its principal (collectively, "IBIZ"), we are obligated to pay a royalty at varying rates depending on various scenarios starting at $0.50 per kit. The initial term of the agreement terminates in September 2007 and shall continue in full force and effect unless terminated by mutual agreement. Upon expiration of the initial five-year term, the agreement automatically and continually renews for successive additional five years unless the Company notifies IBIZ at least 30 days before the end of the then current term.

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

Some of our products, such as Derma Wand(TM), are or may be classified in the United States as a medical device under the FDC Act, which requires a pre-market approval application or clearance before the medical device can be marketed. We are currently working with Omega 5 to obtain FDA clearance for Derma Wand(TM) through a 510(k) notification, under which the FDA determines that a medical device is "substantially equivalent" to an existing, legally marketed predicate device or a predicate device marketed before May 28, 1976. Clinical testing of certain devices may be required as part of the 510(k) process. There can be no assurance that the FDA will find a device substantially equivalent and allow marketing of the device. Even if the device is found substantially equivalent, the clearance process may be delayed. In addition, any medical device we manufacture or distribute under FDA clearances or approvals is subject to pervasive and continuing regulation by the FDA.

As an electrical product, while not required by law in the United States, prudence dictates that Derma Wand(TM) comply with a recognized electrical safety standard. Derma Wands that are manufactured in Canada receive a Certificate of Compliance from CSA International, which meets the requirements for North America, of CSA standard C22.2 No. 125-M1984 and UL standard No. 1431. Derma Wands that are manufactured in China are manufactured to the above CSA and UL standards but have not been granted a CSA Certificate of Compliance because a final review of the factory has not been performed by CSA inspectors. We anticipate that this review will be completed if the 510(k) certification is granted and the product is needed to be imported from China into the North American market.

International regulatory requirements for sales of devices such as Derma Wand(TM) vary from country to country. Currently we obtain certifications that are necessary to market Derma Wand(TM) internationally from Omega 5, so that all products manufactured in China may have the "CE mark" affixed. This "CE mark" enables the Derma Wand(TM) to be sold freely in Europe and most other countries outside of the United States.

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

EMPLOYEES

We currently employ a total of four employees, all of whom are full-time. We consider our labor relations to be good. None of our employees are covered by a collective bargaining agreement. If our business grows as we project, we anticipate hiring another three in the next fiscal year.

RESEARCH  AND  DEVELOPMENT

Our research and development expenses were approximately $167,000 for the year ended December 31, 2002, and approximately $3,000 for the year-ended December 31, 2001. Our research and development costs have consisted of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

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


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

PROPERTIES

Our executive offices are located in Delray Beach, Florida. We currently pay approximately $2,100 per month under an operating lease agreement entered into on September 28, 2002. The lease is set to expire on October 1, 2003, at which point we will look to relocate. In addition, we rent an office in Vancouver, British Columbia for our international operations, where we have entered into a three-year lease commencing January 1, 2003 for approximately $3,400 per month for the first 12 months and approximately $3,800 per month for the subsequent 24 months.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.


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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the Company's shareholders during the three-month period ended December 31, 2002.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

MARKET  FOR  COMMON  EQUITY

Our common stock trades on the OTC Bulletin Board under the symbol "ICTL". The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market". An established trading market for our securities does not exist. The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter since we commenced trading on September 5, 2002, as reported by Stockwatch is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                High    Low
                                                -----  -----
                      Quarter Ended:
                      -------------
                         September 30, 2002     $3.81  $1.81
                         December 31, 2002      $3.75  $1.10

HOLDERS

As of March 27, 2003, there were 10,614,188 shares of common stock outstanding, held by approximately 300 shareholders of record.

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

On October 15, 2000, we concluded a private placement offering of our common stock. On completion of the offering, a total of 149,500 shares were issued to accredited investors at $2.00 per share for total proceeds of $299,000. The offer and sale of stock was exempt from registration under Rule 504 and Rule 506 of Regulation D under Sections 3(b) and 4(2), respectively, of the Act. 116,500 shares, or $233,000 of these sales, were also exempt under Regulation S under the Act, due to the foreign nationality of the relevant purchasers. The following investors purchased securities: Ian A. Aldred, 7,500 shares; Ellen D. Briggs, 2,500 shares; Lesley Gail Carew, 2,500 shares; Kelvin Claney, 20,000 shares; The Colleen Claney Family Trust, 12,500 shares; Dagger Nominees Limited, 15,000 shares; Arturo and Ma Emilia Dazu Dimayuga, 2,000 shares; Paul Farmer, 1,000 shares; Irvin Jerold Gross, 1,000 shares; Stephen James Jarvis, 25,000 shares; David Chow Yum Kwan, 20,000 shares; D.N. Lawson, 2,500 shares; Region South Ventures Limited, 30,000 shares; SAS Group, Inc., 5,000 shares; Kathleen Sellers, 1,000 shares; Warren Scott Wilson, 1,000 shares; Susan R. Yeager, 1,000 shares.

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

During December 2002, the Company committed 25,000 shares of its common stock to Mr. Thomas Woolsey, a former president of the Company in connection with a settlement arrangement entered into between Mr. Woolsey and the Company. The Company believes the issuance was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

On December 31, 2002, we granted options to purchase up to 685,000 shares of our common stock to an executive and employees under our Stock Option Plan at $1.50 per share. The offer and sale of the options was exempt from registration under Rule 701 under the Act. If Rule 701 under the Act is not available as an exemption, we believe the offer and sale of the options was exempt under Rule 506 of Regulation D under the Act and Section 4(2) under the Act. In addition, the offer and sale of 675,000 options granted with an exercise price of $1.50 per share were also exempt under Regulation S under the Act, due to the foreign nationality of the relevant purchasers.


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

OVERVIEW

ICTV was incorporated as Moran Dome Exploration, Inc. on June 25, 1998. We had limited operations and assets until April 2000, when we entered into and closed a Share and Option Purchase Agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust. When the share and option purchase agreement with The Better Blocks Trust closed, we began our operations as an infomercial company selling products directly to consumers via long-form and short-form infomercials, both domestically and internationally. We market products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), and we also act as the international marketing distributor for products owned by third parties (which we refer to as "third-party products"). As the international marketing distributor for the third-party products, we take previously existing infomercials for third- party products, locate international infomercial operators to sell the products featured in the infomercials, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.

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

Many of our expenses for our own products are incurred up-front. Some of our up-front expenditures include infomercial production costs and purchases of media time. If our infomercials are successful, these up-front expenditures produce revenue on the back-end, as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our third-party products, because we merely act as the distributor for pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

RESULTS  OF  OPERATIONS

The following discussion compares operations for the fiscal year ended December 31, 2002 with the fiscal year ended December 31, 2001.

Revenues

Our revenues increased to approximately $1,627,000 in 2002 from approximately $1,240,000 in 2001, up 31%. In 2002, as was the case for 2001, we focused on the international market, with almost 96% of our revenue coming from international sales. The products that provided most of our revenue in 2002 were our own products, Derma Wand(TM) and SprintR and third-party products, Packmax, Cybersonic(TM) and Fight the Fat. Unlike 2001, sales of our own products made up the majority of our revenue in 2002, increasing to approximately $998,000 (61% of total revenue) in 2002, from approximately $382,000 (31% of total revenue) in 2001.

In 2001, approximately $1,233,000 (99%) of our revenue came from international sales, which consisted primarily of sales of third-party products, Cybersonic(TM) and Fight the Fat, and our own products, including Derma Wand(TM) and Smart Stacks(TM). Derma Wand(TM) sales alone generated approximately $838,000 (51%) of our total revenue in 2002, up from approximately $208,000 (17%) in 2001 due to continued strong acceptance of the product internationally. We ceased selling Derma Wand(TM) in the United States in 2001, because we believed the FDA may classify it as a medical device for which pre-market approval is necessary. We are in the process of submitting Derma Wand(TM) to the FDA's 510(k) approval process. We hope to have the 510(k) approval within the next fiscal year and to resume marketing Derma Wand(TM) in the United States at that time. We also plan to roll out several new infomercials in the next fiscal year and anticipate that these new infomercials will cause our revenue to increase.

Gross  Margin

Gross margin percentage increased to approximately 52% in 2002 from approximately 25% in 2001. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in 2002 from the sales of our own products Derma Wand(TM) and SprintR, and less from the sales of third-party products like Packmax, Cybersonic(TM) and Fight the Fat, where we generally have a higher cost of sales than we do for our own products. In 2002, we received gross margins of approximately $550,000 for Derma Wand(TM), $78,000 for Cybersonic(TM) and $49,000 for Packmax, whereas in 2001 we received gross margins of approximately $117,000 for Derma Wand, $73,000 for Cybersonic(TM) and $52,000 for Smart Stacks(TM).

Operating  Expenses

Total operating expenses increased to approximately $1,334,000 in 2002 from approximately $583,000 in 2001, up approximately $751,000, or 128%. The majority of the increase can be attributed to increases in general and administrative expenses ($359,729), research and development expenses ($164,102), and selling and marketing expenses ($95,776). General and administrative expenses increased 92% to approximately $752,000 in 2002 from approximately $392,000 in 2001. Legal, accounting and consulting fees accounted for approximately 53% of the increase as the Company prepared to "Go Public", arranged a financing and commenced trading in September. Additional costs were incurred as management changes were made as the Company shifted from a non-public start-up to a public company and a new office was opened in Vancouver. Research and development expenses increased to approximately $167,000 from approximately $3,000 in 2001. Research and development expenses consist primarily of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. The increase in research and development was due to the production of the Nail Dazzle(TM) and SprintR short-form infomercials and the Bondzalot(TM) long-form infomercial. In addition, selling and marketing expenses were up 91% to approximately $202,000 in 2002 from approximately $106,000 in 2001 as more emphasis was placed on selling our own products versus third-party products.

Net  Losses

To date, we have not achieved profitability. Our net loss increased to approximately $559,000 in 2002 from approximately $353,000 in 2001. Our net loss for 2002 was primarily the result of expenses associated with positioning us to conduct our registered offering of common stock, commencement of trading and the sourcing and production of three new infomercials. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, we had approximately $21,000 in the bank, compared to no cash as at December 31, 2001. We have relied on the proceeds from the registered share offering to fund operations. We used approximately $292,000 for our operating activities in 2002 as compared to approximately $262,000 in 2001. This use of cash was funded by our registered share offering in 2002. In 2001, the use of cash was funded by our opening cash balance at January 1, 2001, of approximately $43,000, plus net advances from a shareholder of approximately $220,000.

We have a note payable to The Better Blocks Trust in the amount of approximately $591,000, with interest, which is due on November 1, 2004. The note bears interest at the prime rate plus 1%. At December 31, 2002, the total principal and accrued interest on the note amounted to approximately $730,000.

On September 28, 2001, we granted 1,475,000 stock options to our directors and officers: 280,000 with a $0.50 exercise price and 1,195,000 with a $2.00 exercise price. In connection with certain management changes during the year, 521,000 stock options have been cancelled, 86,000 at $0.50 and 435,000 at $2.00. Subsequent to year-end, an additional 170,000 stock options were cancelled, 20,000 at $0.50 and 150,000 at $2.00.

On December 31, 2002, we granted 685,000 stock options at $1.50 to an officer and employees.

If the optionees exercise the options granted on September 28, 2001 and December 31, 2002, over the next five years as they vest, we will receive $2,334,500 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $174,000 that we will recognize over the next five years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $912,000 over the next five years in accordance with the fair value based method prescribed in SFAS 123.

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2002 and 2001. In addition, the Company has a working capital deficiency of approximately $460,000 and an accumulated deficit of approximately $1,100,000 as of December 31, 2002. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next nine months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

OUTLOOK:  ISSUES  AND  UNCERTAINTIES

Shareholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

THERE  IS  NO ASSURANCE THAT OUR STRATEGY TO LEVERAGE BRAND AWARENESS CREATED BY
--------------------------------------------------------------------------------
OUR  INFOMERCIALS  INTO  THE  RETAIL  MARKET  WILL  WORK,  AND THE VALUE OF YOUR
--------------------------------------------------------------------------------
INVESTMENT  MAY  DECLINE  IF  WE  DO  NOT  ATTAIN  RETAIL  SALES.
-----------------------------------------------------------------

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

WE  DEPEND ON KEY MANAGEMENT AND EMPLOYEES, THE LOSS OF WHOM MAY PREVENT US FROM
--------------------------------------------------------------------------------
IMPLEMENTING  OUR  BUSINESS PLAN, LIMIT OUR PROFITABILITY AND DECREASE THE VALUE
--------------------------------------------------------------------------------
OF  YOUR  STOCK.
----------------

We are dependent on the talent and resources of our key executives and employees. In particular, the success of our business depends to a great extent on Kelvin Claney, our President and Chief Executive Officer and a member of our Board of Directors. Mr. Claney has extensive experience in the infomercial industry, and his services are critical to our success. The market for persons with experience in the direct response television industry is very competitive, and there can be no guarantee that we will be able to retain the services of Mr. Claney. We do not have an employment agreement with Mr. Claney, and as a result, there is no assurance that he will continue to stay with our Company in the future. We have not obtained key man insurance with respect to Mr. Claney or any of our executive officers. In addition, our international operations are dependent on the experience and relationships of Greg LaRoza, our Senior Vice
President of Marketing. Mr. LaRoza's contacts and relationships with international direct marketers have enabled us to engage in international sales, since most of the transactions in the international direct marketing industry are relationship-based. We do not have an employment contract with Mr. LaRoza, and the loss of him may mean the loss of very important contacts and relationships we have in the international direct marketing arena. The loss of Mr. Claney or Mr. LaRoza may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock.

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

WE  DO  NOT  HAVE  LIABILITY  INSURANCE FOR ALL OF OUR PRODUCTS, WHICH MEANS THE
--------------------------------------------------------------------------------
BURDEN  OF  PAYING FOR DAMAGES FOR LIABILITIES FALLS SOLELY ON US, AND YOU COULD
--------------------------------------------------------------------------------
LOSE  YOUR  ENTIRE  INVESTMENT.
-------------------------------

Not all of our products are covered by liability insurance against claims for damages. In particular, we do not have liability insurance for Smart Stacks(TM) and BetterBlocks(TM), and we do not have direct insurance for Derma Wand(TM), although we do appear as an additional insured party on the policy of the owner, Omega 5. We have not directly procured liability insurance policies for the third-party products we market. Without insurance to cover damages resulting from liability claims stemming from our products, or if the manufacturer's insurance for third-party products is inadequate to cover damages, we may be held responsible for product liability damages. If the damage award is substantial, our business operations would be significantly affected, and you could lose your entire investment.

WE  MAY  NEVER GET CLEARANCE FROM THE FDA TO MARKET DERMA WAND(TM) DOMESTICALLY,
--------------------------------------------------------------------------------
WHICH  WOULD  NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND CAUSE THE VALUE OF
--------------------------------------------------------------------------------
YOUR  STOCK  TO  DECREASE.
--------------------------

The Food and Drug Administration (the "FDA") under the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), requires certain approvals and clearances before a medical device can be marketed in the United States. Derma Wand(TM), a device that is designed to reduce fine lines and wrinkles and improve overall skin appearance, may be considered a medical device under the FDC Act. We are currently working with Omega 5 to obtain pre-market approval through a 510(k) application to market Derma Wand(TM) in the United States.
Under the 510(k) application process it must be established that the medical device is "substantially equivalent" to an existing, legally marketed predicate device or a predicate device marketed before May 28, 1976. FDA marketing approval and clearance regulations depend heavily on administrative interpretations, which may change retroactively and may create additional barriers that prevent or delay the introduction of a product. A 510(k) pre-market notification may also need to contain clinical data. 510(k) approval may be delayed, and, in some instances, it is never obtained. Even if we obtain FDA approval to market Derma Wand(TM) in the United States, a new approval may be needed to modify the device, its intended use or its manufacturing. Medical instruments are subject to pervasive and continuing regulation by the FDA. Once a product is in commercial distribution, discovery of product problems or failure to comply with regulatory standards may result in restrictions on the product's future use or withdrawal of the product from the market despite prior governmental approval. Our revenue projections depend to some extent on revenue received from domestic sales of Derma Wand(TM). If we do not get 510(k) clearance to market Derma Wand(TM) in the United States, or if we get approval and it is later withdrawn, our business, results or operations and financial condition may be negatively affected, and your stock may decrease in value.

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

OUR SHARES ARE CLASSIFIED AS "PENNY STOCK," WHICH WILL MAKE IT MORE DIFFICULT TO
--------------------------------------------------------------------------------
SELL  THAN  EXCHANGE-TRADED  STOCK.
-----------------------------------

Our securities are subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

OUR  ISSUANCE  OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST
--------------------------------------------------------------------------------
OF  SHAREHOLDERS.
----------------

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of our 100,000,000 authorized common shares, 89,385,812 shares, or approximately 89%, remain unissued. The board of directors has the power to issue such shares without shareholder approval. None of our 20,000,000 authorized preferred shares are issued. We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

CONCENTRATION OF OWNERSHIP OF MANAGEMENT AND DIRECTORS MAY REDUCE THE CONTROL BY
--------------------------------------------------------------------------------
OTHER  SHAREHOLDERS  OVER  ICTV.
--------------------------------

Our executive officers and directors own or exercise full or partial control over approximately 94% of our outstanding common stock. As a result, other investors in our common stock may not have much influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

OUR  BOARD  OF  DIRECTORS  IS  STAGGERED,  WHICH  MAKES  IT MORE DIFFICULT FOR A
--------------------------------------------------------------------------------
STOCKHOLDER  TO  ACQUIRE  CONTROL  OF  THE  COMPANY.
----------------------------------------------------

Our articles of incorporation and bylaws provide that our board of directors be divided into three classes, with one class being elected each year by the stockholders. This generally makes it more difficult for stockholders to replace a majority of directors and obtain control of the board.

STOCKHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING, WHICH DISCOURAGES TAKEOVER ATTEMPTS.

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

Financial statements and supplementary data are set forth on pages F-1 through F-19.

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
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of ICTV:

NAME               AGE                     POSITION
-----------------  ---  -----------------------------------------------
Kelvin Claney       53  Chief Executive Officer, Secretary and Director
-----------------  ---  -----------------------------------------------
Thomas Crosby       47  Chairman of the Board and Director
-----------------  ---  -----------------------------------------------
Louis J. Basenese   53  President and Director
-----------------  ---  -----------------------------------------------
Greg LaRoza         39  Senior Vice President of Marketing
-----------------  ---  -----------------------------------------------
Patrick Lavin       37  Chief Financial Officer
-----------------  ---  -----------------------------------------------
Stephen J. Jarvis   49  Director
-----------------  ---  -----------------------------------------------
William R. Flohr    41  Director
-----------------  ---  -----------------------------------------------

Stephen Jarvis and William Flohr were appointed to the Board of Directors on June 3, 2000. Kelvin Claney was appointed to the Board of Directors on January 22, 2001. Louis Basenese was appointed to the Board of Directors on August 15, 2001. Thomas Crosby was appointed to the Board of Directors on September 18, 2001.

Thomas Woolsey, Keith Smith and Richard Pitera resigned from the Board of Directors on October 18, 2002. Subsequent to year-end, on February 14, 2003, Louis J. Basenese resigned from the Board of Directors and as President of the Company. At that time, Kelvin Claney assumed the duties of President in addition to his Chief Executive Officer and Secretary duties.

Each director will serve staggered terms of one, two, or three years and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the board of directors, without prejudice to the terms of any employment agreement.

There are no arrangements or understandings between the directors and officers of ICTV and any other person under which any director or officer was or is to be selected as a director or officer. In addition, there are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor acting at the direction of any other person.

KELVIN  CLANEY  -  CHIEF  EXECUTIVE  OFFICER,  SECRETARY,  DIRECTOR

Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000 (TM), Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express. Since 1992, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects the Company wants to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials. The creation of the Smart Stacks(TM) infomercial, which is now owned by ICTV, was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc. He also created the infomercial for the children's toy product known as BetterBlocks(TM), which was then owned by The Better Blocks Trust. Mr. Claney devotes 100% of his working energy to ICTV.

THOMAS  CROSBY  -  CHAIRMAN  OF  THE  BOARD,  DIRECTOR

Mr. Crosby is a sole proprietor who operates under the name Crosby Management as a business and marketing consultant. Since 1991, Mr. Crosby has been involved in the product development of and funding for various infomercials, including the Sterling Spring Water Filter infomercial that aired successfully for over a year and eventually sold at the retail level. Mr. Crosby served as a Director of Sterling Air and Water Inc., which owned the Sterling Spring Water Filter infomercial, from 1992 to 1994. From 1989 - 1996, Mr. Crosby was co-owner and President of Vector Instruments Inc., a company that manufactured and marketed worldwide commercial swimming pool water controls and commercial water treatment systems. Mr. Crosby devotes 100% of his working energy to ICTV.

LOUIS  J.  BASENESE  -  PRESIDENT,  DIRECTOR

In October 2002, Mr. Basenese was appointed President of the Company. Prior to that, from 2001 to October 2002, Mr. Basenese was the Chief Executive Officer of Dimensional Marketing Concepts, Inc., a consumer product automotive chemical company. From October 1996 to May 2001, Mr. Basenese served as President and Chief Executive Officer of Motor Up America, Inc., an automotive consumer product company, where he developed a comprehensive business plan, assembled its corporate structure and built domestic distribution channels. Before focusing on the retail environment, Motor Up America sold its products via the infomercial medium. For a short time prior to joining Motor Up America, Inc. in 1996, Mr. Basenese had his own management consultant firm. From 1994 to 1996, Mr. Basenese was President and Chief Executive Officer of Meguiar's, Inc., a $34 million family-held business. Mr. Basenese was also General Manager and Director of BASF Corporation for nine years, where he was responsible for the company's $200 million automotive and energy products division. Prior to that, Mr. Basenese worked for nine years for Ford Motor Company in various sales and marketing managerial positions.

GREG  LAROZA,  SENIOR  VICE  PRESIDENT  OF  MARKETING

In October 2002, Mr. LaRoza was promoted to Senior Vice President of Marketing for ICTV. Prior to that, since May 2000, Mr. LaRoza had served as our Director of International Export and Product Sourcing, where among other things, he assists the Company in locating international infomercial operators to air infomercials for products owned by the Company in addition to products owned by third parties. From January 1998 to May 2000, he was the Vice President of Export for K-Tel Consumer Products Inc., where he developed and marketed consumer goods via direct response advertising to international distributors on all six continents. From October 1994 to December 1997, he was Manager of US Operations for Regal Shop International, where he negotiated exclusive licensing agreements with major US infomercial/product suppliers for an international direct response advertising community. While working with Regal Shop International, Mr. LaRoza managed the procurement division and was responsible for new product development, international procurement and shipping. He also established a distributor network in Latin America, Europe and the Middle East, generating a 50% increase in sales volume. Mr. LaRoza devotes 100% of his working energy to ICTV.

PATRICK  LAVIN  -  CHIEF  FINANCIAL  OFFICER

In October 2002, Mr. Lavin was appointed Chief Financial Officer of ICTV. Mr. Lavin has over 15 years of experience in the areas of corporate finance and financial administration of public companies.

He began working in public practice in 1987 specializing in accounting and auditing for public companies. From January 1997, Mr. Lavin worked at Stox.com Inc. In 1998, he was appointed to the Board of Directors, then as Chief Financial Officer (CFO). As CFO, Mr. Lavin was responsible for all matters dealing with the financial administration of a public company, including compliance, auditing, control, treasury and compensation. Additionally, Mr. Lavin was instrumental in raising $14 million in various financings and was active in the area of Mergers and Acquisitions. From November 2000 to June 2002, Mr. Lavin provided consulting services to a number of public companies and for some held senior level positions.

Mr. Lavin is qualified as a Certified General Accountant (CGA) and has a background in corporate finance, business and law. Mr. Lavin devotes 100% of his working energy to ICTV.

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

WILLIAM  R.  FLOHR  -  DIRECTOR

Mr. Flohr presently owns Info Marketing Group Inc., a vertically integrated infomercial company, where he has served as President since 1991. In 1989, he co-created an infomercial series called "Amazing Discoveries". From 1989-1991, Mr. Flohr was a co-owner of Positive Response Television, Inc. In the two years he was with Positive Response Television, Inc., he produced over thirty infomercials. From 1982 to 1988, Mr. Flohr was a Senior TV Producer for the American Broadcasting Company Television Network (ABC), where he produced "Live with Regis and Kathie Lee" and "Geraldo" television talk shows. Since 2000, Mr. Flohr has served as a Director of Amden Corp., a developer and marketer of oral care products, including Cybersonic(TM), an electronic sonic toothbrush that is presently sold via infomercials domestically and internationally.

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

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

COMPENSATION  OF  NAMED  EXECUTIVE  OFFICERS

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2002, 2001 and 2000, by our chief executive officer and president (the "Named Officers"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for these fiscal years has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

                                      SUMMARY COMPENSATION TABLE

                                                                       LONG  TERM  COMPENSATION
                                                                 -------------------------------------
                                    ANNUAL COMPENSATION                  AWARDS              PAYOUTS
                              ---------------------------------  ------------------------  -----------
NAME                                                   OTHER     RESTRICTED   SECURITIES                ALL OTHER
AND                                                    ANNUAL       STOCK     UNDERLYING                  COMP-
PRINCIPAL                                             COMPEN-     AWARD(S)     OPTIONS/       LTIP      ENSATION
POSITION                YEAR  SALARY ($)  BONUS ($)  SATION ($)      ($)       SARS (#)    PAYOUTS ($)     ($)
----------------------  ----  ----------  ---------  ----------  -----------  -----------  -----------  ---------

                        2002      12,000        nil         nil          nil         nil           nil        nil
Kelvin Claney           2001         nil        nil         nil          nil         nil           nil        nil
(CEO) (1)               2000         nil        nil         nil          nil         nil           nil        nil
----------------------  ----  ----------  ---------  ----------  -----------  -----------  -----------  ---------
                        2002       7,000        nil         nil          nil   170,000(4)          nil        nil
Louis Basenese          2001         nil        nil         nil          nil         nil           nil        nil
(President)(2)          2000         nil        nil         nil          nil         nil           nil        nil
----------------------  ----  ----------  ---------  ----------  -----------  -----------  -----------  ---------
                        2002      37,500        nil         nil          nil         nil           nil        nil
Thomas Woolsey          2001       1,000        nil         nil          nil    60,000(5)          nil        nil
(former President) (3)  2000       4,000        nil         nil          nil         nil           nil        nil
----------------------  ----  ----------  ---------  ----------  -----------  -----------  -----------  ---------

(1)     Mr. Claney was appointed Chief Executive Officer of ICTV on January 22, 2001.  Subsequent to year-end, on
        February  14,  2003,  Mr.  Claney  was  appointed  President  of  the  Company.
(2)     Mr.  Basenese  was  appointed President of ICTV on October 18, 2002.  Subsequent to year-end, on February
        14,  2003,  Mr.  Basenese  resigned  as  President  and  from  the  Board  of  Directors  of  ICTV.
(3)     Mr.  Woolsey  was appointed President of ICTV on June 3, 2000.  On October 18, 2002, Mr. Woolsey resigned as  President  and  from  the  Board  of  Directors  of  ICTV.
(4)     Includes  20,000  options granted under the 2001 Stock Option Plan at $0.50 per share and 150,000 options granted  at $2.00 per share.  In connection with Mr. Basenese's departure from ICTV on February 14, 2003, these options  were  cancelled.
(5)     Includes  20,000  options  granted under the 2001 Stock Option Plan at $0.50 per share and 40,000 options granted  at  $2.00 per share.  The original grant to Mr. Woolsey comprised of 20,000 options at $0.50 per share  and  150,000  options  at  $2.00  per  share, which were subsequently reduced to 20,000 and 40,000 options, respectively, in  connection  with  Mr.  Woolsey's  departure  from  ICTV  on  October 18, 2002.

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

                              NUMBER OF      % OF TOTAL
                              SECURITIES    OPTIONS /SARS
                              UNDERLYING     GRANTED TO      EXERCISE
                            OPTIONS / SARS  EMPLOYEES IN     OR BASE     EXPIRATION
NAME                           GRANTED       FISCAL YEAR   PRICE ($/SH)     DATE
--------------------------  --------------  -------------  ------------  ----------

Kelvin Claney (CEO)              nil             nil            n/a         n/a
--------------------------  --------------  -------------  ------------  ----------
Louis Basenese (President)       nil             nil            n/a         n/a
--------------------------  --------------  -------------  ------------  ----------
Thomas Woolsey (former
President)                       nil             nil            n/a         n/a
--------------------------  --------------  -------------  ------------  ----------

                  AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                          OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                               SHARES                  OPTIONS/SARS AT FISCAL      THE-MONEY OPTIONS/SARS
                              ACQUIRED      VALUE           YEAR-END (#)           AT FISCAL YEAR-END ($)
                            ON EXERCISE   REALIZED
NAME                            (#)          ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
--------------------------  ------------  ---------  --------------------------  --------------------------
Kelvin Claney (CEO)             n/a           n/a               n/a                         n/a
--------------------------  ------------  ---------  --------------------------  --------------------------
Louis Basenese (President)      n/a           n/a         34,000/136,000                4,000/16,000
--------------------------  ------------  ---------  --------------------------  --------------------------
Thomas Woolsey (former
President)                      n/a           n/a         12,000/48,000                 4,000/16,000
--------------------------  ------------  ---------  --------------------------  --------------------------


COMPENSATION  OF  DIRECTORS

Directors receive no compensation for their service as directors, although they do receive reimbursement for expenses.

EMPLOYMENT  CONTRACTS

We  have  no  employment  agreements  with  our  executive  officers.

We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our executive officers and directors, and staff. At the present time, no such plans exist. No advances have been made or are contemplated by ICTV to any of its executive officers or directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth, as of March 27, 2003, our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of March 27, 2003, we had 10,614,188 shares of common stock issued and outstanding.

                                                                NUMBER OF    PERCENTAGE OF
NAME                                                           SHARES OWNED   SHARES OWNED
-------------------------------------------------------------  ------------  --------------

Kelvin Claney, President and Chief Executive Officer, Member
of the Board of Directors (1)                                     8,489,000           76.5%
-------------------------------------------------------------  ------------  --------------
The Better Blocks Trust, declared January 1, 1994 (2)             8,469,000           76.2%
-------------------------------------------------------------  ------------  --------------
Stephen Jarvis, Member of the Board of Directors (3)              1,865,000           17.6%
-------------------------------------------------------------  ------------  --------------
William Flohr, Member of the Board of Directors (4)                  80,000            0.8%
-------------------------------------------------------------  ------------  --------------
Patrick Lavin, Chief Financial Officer (5)                            3,014            0.0%
-------------------------------------------------------------  ------------  --------------
Thomas Crosby, Chairman and Member of the Board
of Directors (6)                                                        nil            0.0%
-------------------------------------------------------------  ------------  --------------
Greg LaRoza, Senior Vice President of Marketing (7)                     nil            0.0%
-------------------------------------------------------------  ------------  --------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS
A GROUP - 6 INDIVIDUALS (8)                                      10,437,514           94.0%
-------------------------------------------------------------  ------------  --------------

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1) Includes 7,969,000 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee and 500,000 options that are currently exercisable by The Better Blocks Trust. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest. Mr. Claney's business address is 110 SE 4th Avenue, Suite 102, Delray Beach, Florida 33483.


(2) Includes 500,000 options that are currently exercisable by The Better Blocks Trust. The address for The Better Blocks Trust is Level 4, 9 High Street, Auckland New Zealand, c/o William Ainslee Reece, Trustee, Reece & Co.
(3) Mr. Jarvis's business address is 1191 Vito Cruz Extension, Makati City, Metro Manila 1200 Philippines.
(4) Mr. Flohr's business address is 741 A 10th Street, Santa Monica, California 90402.
(5) Mr. Lavin's business address is 1201-700 W. Pender Street, Vancouver, BC V6C 1G8.
(6) Mr. Crosby's business address is 1201-700 W. Pender Street, Vancouver, BC V6C 1G8.
(7)   Mr. LaRoza's business address is 76 Federation Road, Bedford, NH 03110.
(8) Includes 500,000 options that are currently exercisable by The Better Blocks Trust.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2002:

                                        (A)                       (B)                          (C)
--------------------------  ---------------------------  ----------------------  --------------------------------
                                                                                  NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
     PLAN CATEGORY            WARRANTS AND RIGHTS(2)     WARRANTS AND RIGHTS(2)      REFLECTED IN COLUMN (A))
--------------------------  ---------------------------  ----------------------  --------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY                1,639,000                    $1.61                        1,361,000
HOLDERS(1)
--------------------------  ---------------------------  ----------------------  --------------------------------
EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS                               n/a                         n/a                           n/a
--------------------------  ---------------------------  ----------------------  --------------------------------
TOTAL                               1,639,000                    $1.61                        1,361,000
--------------------------  ---------------------------  ----------------------  --------------------------------

(1)     The  2001  Stock  Option  Plan  was  approved  by  the  shareholders  on  February  26,  2001.
(2)     Includes  20,000  options  granted under the 2001 Stock Option Plan at $0.50 per share and
        150,000 options granted at $2.00  per  share.  In connection with Mr. Basenese's departure from ICTV on February 14, 2003, these options were cancelled.  As  at March 27, 2003, the number of securities to be issued upon exercise of outstanding options is 1,469,000 shares, with a weighted  average  of  $1.59  per  share.

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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

On April 1, 2000, we entered into a Share and Option Purchase Agreement with The Better Blocks Trust, of which Kelvin Claney, who is now our President and Chief Executive Officer, Director and Secretary, is co-trustee. Under the agreement, we purchased all of the equity interest in Windowshoppc.com Limited and R.J.M. Ventures Limited and an option to purchase all of the equity in Better Blocks International Limited, as well as a license to all of the assets owned by Better Blocks International Limited. The purchase price under the agreement was 8,000,000 shares of Moran Dome's common stock and a $590,723 promissory note. As of December 31, 2002, the principal and accrued interest on the note amounted to $729,588. The option exercise price is the issuance of another 500,000 shares of our common stock. Mr. Claney is a founder and the driving force behind our business to date, and under the rules of the SEC, he may be considered a founder or promoter of our Company.

We have received short-term advances from Kelvin Claney. The outstanding balance of the advances received from Mr. Claney was approximately $289,000 as of December 31, 2002, and approximately $377,000 as of December 31, 2001. Interest rates charged during these periods ranged from 5.75% to 15.5%.

We have an ongoing third-party arrangement with Positive Response Vision, Inc., of which our director Stephen Jarvis is president. Under the agreement, Positive Response Vision, Inc. acts as a third-party distributor for certain of our products, including Smart Stacks(TM), Mojave and Derma Wand(TM). In some instances, the third-party agreement we have with Positive Response Vision, Inc. has been based on a per unit royalty, but in most cases Positive Response Vision, Inc. purchases units from us at an agreed price. We received approximately $57,000 of our total revenues from sales to Positive Response Vision, Inc. during the fiscal year ended December 31, 2002, and approximately $151,000 of our total revenues during the fiscal year ended December 31, 2001.

Our director William Flohr is a director and greater than 10% beneficial owner of Amden Corp., which owns Cybersonic(TM). We periodically purchase units of Cybersonic(TM) from Amden Corp. and act as the international distributor for them. In acting as the international distributor, we generally receive the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product from Amden Corp. During the year ended December 31, 2002, we recognized approximately $75,000 in revenue from sales of Cybersonic(TM), and we paid Amden Corp. approximately $56,000. During the fiscal year ended December 31, 2001, we recognized approximately $485,000 of revenue from sales of Cybersonic(TM), and we paid Amden Corp. approximately $411,000.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

Exhibit
Number   Description
------   -----------

*23.1    Consent  of  Moore  Stephens  Wurth  Frazer  and  Torbet,  LLP

*99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed  herewith

REPORTS  ON  FORM  8-K

The Company filed a current report on Form 8-K on November 14, 2002, reporting exhibits under Item 7 and the certification of financial statements by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act under Item 9.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, each of Kelvin Claney, the President and Chief Executive Officer of the Company, and Patrick Lavin, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods and requirements specified by the Securities and Exchange Commission's rules and forms.

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

     INTERNATIONAL  COMMERCIAL  TELEVISION  INC.

Date:     March  27,  2003     By: /s/  Kelvin  Claney
          ----------------         ---------------------------------------------
                                   Name:  Kelvin  Claney
                                   Title:  President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        By:  /s/  Kelvin  Claney               Date:  March  27,  2003
             -------------------                      ----------------
             Name:  Kelvin Claney
             Title:  President and CEO,
                     Secretary and Director


        By:  /s/  Patrick  Lavin               Date:  March  27,  2003
             -------------------                      ----------------
             Name:  Patrick Lavin
             Title: Chief Financial Officer


        By:  /s/  Thomas  Crosby               Date:  March  27,  2003
             -------------------                      ----------------
             Name:  Thomas Crosby
             Title:  Chairman/Director


       By:   /s/  Stephen  J.  Jarvis          Date:  March  27,  2003
             ------------------------                 ----------------
             Name:  Stephen  J.  Jarvis
             Title:  Director


      By:    /s/  William  R.  Flohr          Date:  March  27,  2003
             -----------------------                 ----------------
             Name:  William  R.  Flohr
             Title:  Director

                                 CERTIFICATIONS

I,  Kelvin  Claney,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of International Commercial Television Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

      Date:  March 27, 2003


                           Signed:  /s/  Kelvin  Claney
                                    -------------------
                                    President and Chief Executive Officer

                                 CERTIFICATIONS

I,  Patrick  Lavin,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of International Commercial Television Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

      Date:     March  27,  2003


                           Signed:   /s/  Patrick  Lavin
                                     -------------------------
                                     Chief  Financial  Officer

                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              INTERNATIONAL COMMERCIAL TELEVISION INC.

Independent Auditor's Report, dated March 25, 2003 . . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as at December 31, 2002 and 2001 (audited) . . . . . . . . . . . .  F-2

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 (audited)  F-3

Consolidated Statements of Shareholders' Deficit as at December 31, 2002 and 2001 (audited). .  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 (audited)  F-5

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  F-6

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 2002 AND 2001








                                       F

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Board of Directors and Shareholders of International Commercial Television Inc. and Subsidiaries
Delray  Beach,  Florida


We have audited the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Commercial Television Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced recurring losses from operations, has negative working capital, and negative equity as of December 31, 2002 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Moore  Stephens  Wurth  Frazer  and  Torbet,  LLP
City  of  Industry,  California
March  25,  2003


                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                            AS OF DECEMBER 31, 2002 AND 2001
                            --------------------------------


                                                          2002               2001
                                                    -----------------  -----------------
                               ASSETS
                               ------
CURRENT ASSETS:
  Cash                                              $         21,008   $              -
  Accounts receivable                                         21,750                  -
  Related party receivable                                         -             21,063
  Inventory, net                                                  50                400
  Prepaid expenses                                            52,110             18,875
  Deferred charges                                                 -            124,996
                                                    -----------------  -----------------
    Total current assets                                      94,918            165,334
                                                    -----------------  -----------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                                    116,279             14,558
  Less accumulated depreciation                               21,239              5,161
                                                    -----------------  -----------------
    Property and equipment, net                               95,040              9,397
                                                    -----------------  -----------------

      Total assets                                  $        189,958   $        174,731
                                                    =================  =================


                 LIABILITIES AND SHAREHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES:
  Bank overdraft                                    $              -   $          1,792
  Accounts payable and accrued liabilities                   198,335            106,388
  Due to related parties                                     359,830            377,362
                                                    -----------------  -----------------
    Total current liabilities                                558,165            485,542
                                                    -----------------  -----------------

NOTE PAYABLE AND ACCRUED INTEREST TO
  SHAREHOLDER                                                729,588            688,772
                                                    -----------------  -----------------

SHAREHOLDERS' DEFICIT:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,589,188 and 10,249,500
    issued and outstanding as of December 31, 2002
    and December 31, 2001, respectively                          490                150
  Common stock committed                                      37,500                  -
  Additional paid-in capital                                 325,131            (11,873)
  Accumulated deficit                                     (1,266,916)          (707,860)
  Unearned compensation                                     (194,000)          (280,000)
                                                    -----------------  -----------------
    Total shareholders' deficit                           (1,097,795)          (999,583)
                                                    -----------------  -----------------

      Total liabilities and shareholders' deficit   $        189,958   $        174,731
                                                    =================  =================

The  accompanying  notes  are  an  integral  part  of  this  statement.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                        2002                2001
                                 ------------------  ------------------
NET SALES                        $       1,626,861   $       1,239,685
COST OF SALES                              778,094             930,987
                                 ------------------  ------------------
GROSS PROFIT                               848,767             308,698
                                 ------------------  ------------------

OPERATING EXPENSES:
  Depreciation                              16,078               3,389
  Research and development                 167,369               3,267
  Acquisition costs                              -              30,008
  General and administrative               751,518             391,789
  Selling and marketing                    202,155             106,379
  Royalties                                157,899              41,346
  Rent                                      38,603               6,712
                                 ------------------  ------------------
    Total operating expenses             1,333,622             582,890
                                 ------------------  ------------------

OPERATING LOSS                            (484,855)           (274,192)
                                 ------------------  ------------------

OTHER EXPENSES:
  Interest expense                          40,816              55,933
  Interest expense, shareholder             33,385              22,658
                                 ------------------  ------------------
    Total other expenses                    74,201              78,591
                                 ------------------  ------------------

LOSS BEFORE INCOME TAXES                  (559,056)           (352,783)

INCOME TAXES                                     -                   -
                                 ------------------  ------------------

NET LOSS                         $        (559,056)  $        (352,783)
                                 ==================  ==================


BASIC LOSS PER SHARE             $           (0.05)  $           (0.03)
                                 ==================  ==================

FULLY DILUTED LOSS PER SHARE     $           (0.05)  $           (0.03)
                                 ==================  ==================

The  accompanying  notes  are  an  integral  part  of  this  statement.

                                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                      Common stock,     Common    Additional
                                     $.001 par value     Stock      Paid-In    Accumulated    Unearned
                                    Shares    Amount   Committed    Capital      Deficit      Compensation      Totals
                                  ----------  -------  ----------  ----------  ------------  --------------  ------------
Balances, January 1, 2001
  as restated                     10,249,500  $   150  $        -  $(291,873)  $  (355,077)  $           -   $  (646,800)

Grant of stock options                     -        -           -    280,000             -        (280,000)            -

Net loss                                   -        -           -          -      (352,783)              -      (352,783)
                                  ----------  -------  ----------  ----------  ------------  --------------  ------------

Balances, December 31, 2001       10,249,500      150           -    (11,873)     (707,860)       (280,000)     (999,583)

Issuance of common stock             339,688      340           -    509,200             -               -       509,540

Deferred issuance costs applied            -        -           -   (124,996)            -               -      (124,996)

Grant of stock options cancelled           -        -           -    (47,200)            -          47,200             -

Common stock committed for
  services                                 -        -      37,500          -             -               -        37,500

Amortization of deferred
  compensation under
  nonqualified stock option plan           -        -           -          -             -          38,800        38,800

Net loss                                   -        -           -          -      (559,056)              -      (559,056)
                                  ----------  -------  ----------  ----------  ------------  --------------  ------------

Balances, December 31, 2002       10,589,188  $   490  $   37,500  $ 325,131   $(1,266,916)  $    (194,000)  $(1,097,795)
                                  ==========  =======  ==========  ==========  ============  ==============  ============

The accompanying notes are an integral part of this statement.

               INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                   2002        2001
                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(559,056)  $(352,783)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                 16,078       3,389
      Common stock issuance for consulting services                75,000           -
      Common stock committed for consulting services               37,500           -
      Amortization of deferred compensation under nonqualified
        stock option plan                                          38,800           -
      (Increase) decrease in accounts receivable                  (21,750)     82,419
      Decrease (increase) in related party receivable              21,063     (21,063)
      Decrease in inventory                                           350       9,600
      (Increase) decrease in prepaid expenses                     (33,235)     17,934
      Increase in deferred charges                                      -    (124,996)
      Increase in accounts payable and accrued liabilities         91,947      67,347
      Increase in accrued interest on note payable                 40,816      55,933
                                                                ----------  ----------
        Net cash used in operating activities                    (292,487)   (262,220)
                                                                ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (19,222)     (2,462)
                                                                ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                                       (1,792)      1,792
  Advances from related parties                                   256,976     449,718
  Payments to related parties                                    (274,508)   (229,956)
  Proceeds from issuance of common stock                          352,041           -
                                                                ----------  ----------
    Net cash provided by financing activities                     332,717     221,554
                                                                ----------  ----------

NET INCREASE (DECREASE) IN CASH                                    21,008     (43,128)
                                                                ----------  ----------

CASH, beginning of the year                                             -      43,128
                                                                ----------  ----------

CASH, end of the year                                           $  21,008   $       -
                                                                ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest expense paid                                         $  33,394   $  22,658
                                                                ==========  ==========

  Income taxes paid                                             $       -   $       -
                                                                ==========  ==========

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
    Deferred charges representing stock offering costs offset
      against proceeds from issuance of common stock            $ 124,996   $       -
                                                                ==========  ==========

    Issuance of common stock for the addition of furniture and
      equipment                                                 $  82,500   $       -
                                                                ==========  ==========

    Issuance of common stock for consulting services            $  75,000   $       -
                                                                ==========  ==========

    Common stock committed for consulting services              $  37,500   $       -
                                                                ==========  ==========

    Note payable used to finance acquisition                    $       -   $ 590,723
                                                                ==========  ==========

The accompanying notes are an integral part of this statement.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

International Commercial Television Inc., (the "Company" or "ICT") was organized under the laws of the state of Nevada on June 25, 1998.

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of The Better Block Trust ("BBT"), which owned or controlled all of the equity interest in Windowshoppc.com Limited ("WSL"), R.J.M. Ventures Limited ("RJML") and Better Blocks International Limited ("BBIL"). Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL. The purchase price under the agreement was 8,000,000 shares of the Company's common stock and a $590,723 promissory note. The option exercise price is the issuance of an additional 500,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as an acquisition of ICT by WSL and RJML and as a recapitalization of WSL and RJML.

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

New  accounting  pronouncements
-------------------------------

During June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 141 ("SFAS 141"), "Business Combinations" and SFAS Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" ("FAS 142").

SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. SFAS 141 will impact the Company's accounting for any business combinations it may enter into in the future. However, SFAS 141's adoption did not have an impact on the Company's present financial condition or results of operations.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New  accounting  pronouncements  (continued)
--------------------------------------------

SFAS 142 addresses the accounting for goodwill and other intangible assets after their initial recognition. SFAS 142 changes the accounting for goodwill and other intangible assets by replacing periodic amortization of the asset with an annual test of impairment of goodwill at either the reporting segment level or one level below, providing for similar accounting treatment for intangible assets deemed to have an indefinite life. Assets with finite lives will be amortized over their useful lives. SFAS 142 also provides for additional financial statement disclosures about goodwill and intangible assets. SFAS 142 will impact the Company's accounting for any business combinations it may enter into in the future. However, SFAS 142's adoption did not have an impact on the Company's present financial condition or results of operations.

In June 2001, the FASB issued SFAS Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 changes the recorded amount of liabilities associated with asset retirements and requires the accretion of interest expense over the remaining life of the asset. SFAS 143 also requires additional disclosure regarding asset retirement obligations. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 changes the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, the FASB issued SFAS Statement No. 145 ("SFAS 145"), "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In June 2002, the FASB issued SFAS Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issued Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will comply with this pronouncement beginning in 2003. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New  accounting  pronouncements  (continued)
--------------------------------------------

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and does not expect the impact of the fair market value requirement to have a material impact on its financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. The Company will comply with this pronouncement beginning in 2003.

The Company has adopted SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; (4) collectibility is reasonably assured. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

The Company adopted the provisions of FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
25)." FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of the previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2002, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2002, all of the Company's trade receivables were due from two customers.

Cash  equivalents
-----------------

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2002, management expects these assets to be fully recoverable.

Depreciation expense amounted to $16,078 and $3,389 for the years ended December 31, 2002 and 2001, respectively.

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

Advertising  costs
------------------

Advertising costs are expensed as incurred and are included in research and development expense and selling and marketing expense in the accompanying consolidated financial statements. Advertising costs amounted to approximately $30,500 for the year ended December 31, 2002 which are included in selling and marketing expense. No such expense exists for the year ended December 31, 2001.

Income  taxes
-------------

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income  taxes  (continued)
--------------------------

Income tax benefits have not been recorded during the current period on United States and New Zealand losses. These benefits will be recorded when realized or at such time it is determined that these benefits are likely to be realized.

Stock  options
--------------

The Company applies Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option is less than the market price of the underlying common stock on the date of grant.

SFAS Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide proforma information regarding net income as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


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

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature. The carrying amount of note payable debt approximates fair value based on the borrowing rate of prime rate plus 1.0%.


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks
-------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks. Smart Stacks is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote, market, sell and distribute Smart Stacks worldwide through all means. In consideration of the grants received, RJML shall pay a royalty based on net sales depending on various scenarios as defined in the agreement. The initial term of the agreement is five years starting May 18, 1998. The agreement automatically and continually renews for successive additional five year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the inventor intends to terminate the agreement.

On July 1, 1998, RJML entered into a production agreement with The Broadcast Arts Group, Inc. ("BAG") for the creation of infomercials of Smart Stacks. RJML pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, RJML shall pay a royalty based on RJML's adjusted gross sales depending on various scenarios as defined in the agreement. This agreement has an indefinite term, however, it may be terminated upon thirty days written notice under certain conditions as defined in the agreement.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Derma  Wand
-----------

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand. WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement. The initial term of this agreement is until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term.

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a Derma Wand infomercial. On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The initial term of the agreement is five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

The Company assumed any and all responsibilities associated with the agreements noted above on April 1, 2000, pursuant to the license and reconveyance agreement disclosed in Note 4.

On January 5, 2001, WSL entered into a marketing and royalty agreement with Omega 5. WSL shall have worldwide nonexclusive rights to manufacture, market and distribute Derma Wand. In consideration of these rights, WSL shall pay a royalty for each unit sold of Derma Wand depending on various scenarios as defined in the agreement. The agreement is silent as to its duration.

Nail  Dazzle
------------

On April 10, 2002, the Company entered into a production agreement with BAG. Pursuant to the agreement, BAG shall produce a direct response television commercial in 120-second and 60-second versions for the purpose of advertising and marketing a product known as Nail Dazzle. The base production budget for the commercials shall be $23,950. In consideration for the services received, the Company shall pay a royalty based on adjusted gross revenue, depending on various scenarios. In addition, the Company shall pay royalty per kit for international television kits sold and international single color cylinder kits sold. This agreement shall remain in effect unless and until terminated by either parties in accordance with the provisions of the agreement.

On April 16, 2002, the Company entered into an exclusive license and marketing agreement with Select Home Products ("SHP"). SHP has granted the exclusive right to market a pen-style nail decorating device in the United States of America. In consideration for the right received, the Company shall pay SHP a royalty based on a fully packed kit of ten units of single color of the device or the pro-rata equivalent per individual unit of color of the device. The initial term of the agreement is five years starting April 16, 2002. The agreement automatically and continually renews for successive additional five year terms unless the Company is in default. The Company has committed to purchase from SHP $100,000 worth of the device by July 31, 2002. As of December 31, 2002, the Company had not purchased $100,000 worth of the device. SHP has agreed to extend the deadline until such time as the $100,000 commitment has been met. In addition, the Company has committed to purchase on an annual basis beginning July 31, 2002, for five consecutive years, the following amounts of single units of color of the device:

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Nail Dazzle (continued)
-----------------------

Year  one                   750,000     units
Year  two                 2,000,000     units
Year  three               2,400,000     units
Year  four                2,880,000     units
Year  five                3,456,000     units


SprintR
---------

On June 6, 2002, the Company entered into an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. ("LSSC"). LSSC has been granted by way of a valid agreement, by the manufacturer, the exclusive right to market a fold-up rocker-powered scooter. LSSC agrees to allow the Company to order the scooters directly from the manufacturer and the Company agrees to provide LSSC all copies of such orders. In consideration of the grant received, the Company shall pay LSSC a royalty per unit sold depending on various scenarios. The initial term of the agreement is five years starting June 6, 2002. The agreement automatically and continually renews for successive additional five years unless the Company is in default.

Bondzalot
---------

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products ("Products"). The individual has granted the exclusive right to market through all forms of distribution a product to be known as Bondzalot(TM) in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long form infomercial ("Program") and pay a royalty on a per unit basis at a price to be determined. The Company agrees to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted, to retain the exclusive rights, otherwise the license shall revert to a non-exclusive license. The initial term of the agreement is five years starting July 8, 2002. The agreement automatically and continually renews for successive additional five year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice.

IBIZ
----

On September 6, 2002, the Company entered into an exclusive license agreement with IBIZ, Inc. and its principal (collectively, "IBIZ"). IBIZ has granted the exclusive right, subject to certain conditions, to market certain automotive care and appearance products through almost all forms of distribution on a worldwide basis. In consideration for the right received, the Company shall pay a royalty at varying rates depending on various scenarios starting at $0.50 per kit. For a certain period of time, IBIZ will also grant to the Company the option to purchase certain assets, including but not limited to, all formulas, specifications, technical drawings, patents, trademarks, copyrights, and trade secrets for the sum of $3 million, payable as to $1 million cash and $2 million by way of the issuance of a promissory note with interest at Chase Manhattan's prime plus 2% per annum, principal and interest payable in quarterly installments over three years and prepayable in full without penalty or premium. The initial term of the agreement is five years starting September 6, 2002 and shall continue in full force and effect unless terminated by mutual agreement. Upon expiration of the initial five-year term, the agreement automatically and continually renews for successive additional five year terms, unless the Company notifies IBIZ at least 30 days before the end of the then current term.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other  products
---------------

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

Other  matters
--------------

On August 10, 2001, the Company entered into an agreement with Tel America Media Incorporated ("TAM"), granting TAM the right to exclusively sell Better Blocks products by way of direct response television advertising using infomercials owned by the Company for the period of September 30, 2001 to December 29, 2001. Under the agreement, the Company will earn a royalty for each 1000 piece of Better Blocks Kits sold. As of December 31, 2002, this agreement is null and void and is no longer of any force or effect.

On August 13, 2001, the Company entered into an agreement with Dimensional Marketing Concepts, Inc. ("DMC"), granting DMC to act as the exclusive independent sales representative to manage the promotion, marketing and sale of certain products, as defined in the agreement, into retail channels of trade in the United States and Puerto Rico. The former chief executive officer of DMC served as a director of the Company and was appointed president on October 18, 2002. On October 28, 2002, this contract was terminated. Subsequent to year-end, on February 14, 2003, the individual resigned as president and director of the Company.

For the period from April 1, 2000 through December 31, 2002, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

On September 28, 2002, the Company entered into an operating lease agreement for office facilities from an unrelated party for approximately $2,100 per month. The lease is scheduled to expire on October 1, 2003. The future minimum rental commitment is $18,900 for the year ending December 31, 2003.

On October 15, 2002, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $3,400 per month for the first 12 months and approximately $3,800 per month for the subsequent 24 months. The term of the lease is three years commencing January 1, 2003 and ending December 31, 2005.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $288,656 and $377,362 as of December 31, 2002 and December 31, 2001, respectively. Interest rates charged during these periods ranged from 5.75% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $71,174 as of December 31, 2002. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The  Company has a note payable to a shareholder in the amount of $590,723.  The note is unsecured and bears interest at an annual rate of prime rate plus 1.0%. The prime rate was 4.25% and 5.00% as of December 31, 2002 and December 31, 2001, respectively. Interest is compounded monthly, principal and interest are due November 1, 2004. Principal and accrued interest amounted to $729,588 and $688,772 as of December 31, 2002 and 2001, respectively.

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $132,000 and $636,000 for the years ended December 31, 2002 and 2001, respectively.

The Company has made purchases from an entity with a common director and shareholder. Purchases from this entity amounted to approximately $56,000 and $411,000 for the years ended December 31, 2002 and 2001, respectively. In addition, as of December 31, 2001, the Company has a receivable from this entity, amounting to $10,539 related to commission income earned on certain sales. No such receivable existed as of December 31, 2002.


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

Between the periods June 1, 2000 to October 15, 2000, the Company engaged in a private placement offering of its common stock. On the completion of the offering, the Company accepted total subscriptions of 149,500 shares of common stock for a total of $299,000 or $2.00 per share.

Between the periods February 12, 2002 to June 21, 2002, the Company issued 234,688 shares of its common stock at $1.50 per share for $352,041.

Between the periods July 1, 2002 to December 31, 2002, the Company issued 50,000 shares of its common stock at $1.50 per share for consulting services totaling $75,000 and 55,000 shares of its common stock at $1.50 per share for certain property and equipment totaling $82,500.

In December 2002, the Company committed 25,000 shares of its common stock at $1.50 per share for consulting services totaling $37,500. These shares were issued subsequent to December 31, 2002.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

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




For the year ended December 31, 2002:           Loss             Shares          Per-share
---------------------------------------
                                             (Numerator)      (Denominator)        Amount
                                         -------------------  -------------  ------------------
Basic and fully diluted loss per share
---------------------------------------

Loss available to common shareholders    $         (559,056)     10,445,208  $           (0.05)
                                         ===================  =============  ==================

For the year ended December 31, 2001:           Loss             Shares          Per-share
---------------------------------------
                                            (Numerator)       (Denominator)       Amount
                                         -------------------  -------------  ------------------

Basic and fully diluted loss per share
---------------------------------------

Loss available to common shareholders    $         (352,783)     10,249,500  $           (0.03)
                                         ===================  =============  ==================

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

The following is a summary of stock options granted under the existing stock option plan for the years ended December 31, 2002 and 2001:


                                        Number of shares
                                 -------------------------------
                                              Non-               Exercise
                                 Employee   Employee     Totals    Price
                                 --------  ----------  ----------  ------
Balance, January 1, 2001                -          -           -

  Granted on September 28, 2001    50,000    230,000     280,000   $ 0.50
  Granted on September 28, 2001   300,000    895,000   1,195,000   $ 2.00
  Cancelled                             -          -           -
                                 --------  ----------  ----------

Balances, December 31, 2001       350,000  1,125,000   1,475,000

  Granted on December 31, 2002          -    685,000     685,000   $ 1.50
  Cancelled                             -   (521,000)   (521,000)
                                 --------  ----------  ----------

Balances, December 31, 2002       350,000  1,289,000   1,639,000
                                 ========  ==========  ==========

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE  11  -  STOCK  OPTION  PLAN  (CONTINUED)

SFAS No. 123 requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards to employees, had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 69.0%; risk-free interest rates of 4.0% and expected lives of 5 years. For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the option's vesting periods. Had compensation cost for the Company's stock options plan been determined in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been:

                          For the year ended    For the year ended
                          December 31, 2002     December 31, 2001
                         --------------------  --------------------
Net loss:
  As reported            $          (559,056)  $          (352,783)
  Pro forma              $          (677,122)  $          (352,783)
Diluted loss per share:
    As reported          $             (0.05)  $             (0.03)
    Pro forma            $             (0.06)  $             (0.03)


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

The Company had net operating losses of approximately $1,620,000 related to US federal, foreign and state jurisdictions through December 31, 2002. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of December 31:

                                    2002                 2001
                             -------------------  -------------------
Net operating loss           $          332,000   $          183,000
Basis of investments                  2,430,000            2,431,000
Basis of intangibles                    428,000              428,000
Accumulated amortization                (80,000)             (51,000)
Accumulated depreciation                 (8,000)                   -
State taxes                            (126,000)            (121,000)
                             -------------------  -------------------
  Total deferred tax assets           2,976,000            2,870,000
Valuation allowance                  (2,976,000)          (2,870,000)
                             -------------------  -------------------
  Net deferred tax assets    $                -   $                -
                             ===================  ===================

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 13 - SEGMENT REPORTING

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating loss by geographic area. Operating expenses are primarily prorated based on the relationship between domestic and international sales.

Information with respect to the Company's operating loss by geographic area is as follows:



                             For the year ended December 31, 2002             For the year ended December 31, 2001
                             ------------------------------------             ------------------------------------
                           Domestic     International       Totals         Domestic      International       Totals
                         ------------  ---------------  --------------  --------------  ---------------  --------------
Net sales                $    57,748   $    1,569,113   $   1,626,861   $       6,357   $    1,233,328   $   1,239,685
Cost of sales                 22,465          755,629         778,094           4,655          926,332         930,987
                         ------------  ---------------  --------------  --------------  ---------------  --------------
Gross profit                  35,283          813,484         848,767           1,702          306,996         308,698
                         ------------  ---------------  --------------  --------------  ---------------  --------------

Operating expenses:
  Depreciation                   571           15,507          16,078              17            3,372           3,389
  Research and
    development                5,941          161,428         167,369              16            3,251           3,267
  Acquisition costs                -                -               -             150           29,858          30,008
  General and
    administrative            26,676          724,842         751,518           1,959          389,830         391,789
  Selling and
    marketing                  7,176          194,979         202,155             532          105,847         106,379
  Royalties                    5,605          152,294         157,899             207           41,139          41,346
  Rent                        38,603                -          38,603           6,712                -           6,712
                         ------------  ---------------  --------------  --------------  ---------------  --------------
Total operating expense       84,572        1,249,050       1,333,622           9,593          573,297         582,890
                         ------------  ---------------  --------------  --------------  ---------------  --------------

Operating loss           $   (49,289)  $     (435,566)  $    (484,855)  $      (7,891)  $     (266,301)  $    (274,192)
                         ============  ===============  ==============  ==============  ===============  ==============

NOTE 14 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the years ended December 31, 2002 and 2001. In addition, the Company has a working capital deficiency of approximately $460,000 and an accumulated deficit of approximately $1,100,000 as of December 31, 2002. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.


NOTE  15  -  SUBSEQUENT  EVENT

Subsequent to year-end, 170,000 option shares that were granted on September 28, 2001 were cancelled. 20,000 of these option shares had an exercise price of $.50 and 150,000 options shares had an exercise price of $2.00.

On February 11, 2003, Strategic Media Marketing Corp ("SM(2)") was incorporated in the Province of British Columbia. SM(2) is a 100% wholly owned subsidiary of the Company.