Form 10QSB
period 2003-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2003-05-15
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF  1934

          For  the  quarterly  period  ended  March  31,  2003
                                              ----------------


[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

             For the transition period from__________ to __________

                        Commission file number: 0-49638
                                                -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                  76-0621102
    -------------------------------          ---------------------------------
    State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization


         110 S.E. Fourth Avenue, Suite 102, Delray Beach, Florida 33483
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 330-3199
                                 --------------
                           (Issuer's telephone number)

              ____________________________________________________
         (Former name or former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2003, the Issuer had 10,618,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]

                                TABLE OF CONTENTS


PART I -    FINANCIAL INFORMATION
---------------------------------

ITEM 1.    FINANCIAL STATEMENTS                                                1

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       22

ITEM 3.    CONTROLS AND PROCEDURES                                            25


PART II - OTHER INFORMATION
--------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    26

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.   FINANCIAL STATEMENTS

          Report of Independent Certified Public Accountants                   2

          Consolidated Balance Sheets as of March 31, 2003
             (unaudited) and December 31, 2002                                 3

          Consolidated Statements of Operations for the three
             months ended March 31, 2003 and 2002 (unaudited)                  4

          Consolidated Statements of Shareholders' Deficit for the
             three months ended March 31, 2003 (unaudited) and year
             ended December 31, 2002                                           5

          Consolidated Statements of Cash Flows for the three
             months ended March 31, 2003 and 2002 (unaudited)                  6

          Notes to the Consolidated Financial Statements                    7-21

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

The  Board  of  Directors
International  Commercial  Television  Inc.  and  Subsidiaries
Delray  Beach,  Florida


We have reviewed the accompanying consolidated balance sheet of International Commercial Television Inc. and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations, cash flows and shareholders' deficit for the three-month periods ended March 31, 2003 and 2002. All information included in these financial statements is the representation of the management of International Commercial Television Inc. and Subsidiaries.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Note 14 of the Company's audited financial statements as of December 31, 2002 and for the year then ended discloses that the Company experienced recurring losses from operations, had negative working capital, and negative equity as of December 31, 2002. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 14 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 12 of the Company's unaudited interim consolidated financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to experience recurring losses from operations, has negative working capital, and negative equity as of March 31, 2003. The accompanying interim consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of International Commercial Television Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2003, we included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Moore Stephens Worth Frazer and Torbet, LLP


May 13, 2003
City of Industry, California

            INTERNATIONAL COMMERCIAL TELEVISION INC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                  (See Independent Accountants' Review Report)
                  ---------------------------------------------


                                                            March 31,     December 31,
                                                           ------------  --------------
                                                               2003           2002
                                                           ------------  --------------
                                                            (unaudited)
                                                           ------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                     $    11,361   $      21,008
  Accounts receivable                                           26,016          21,750
  Inventory, net                                                    50              50
  Prepaid expenses                                              51,718          52,110
                                                           ------------  --------------
    Total current assets                                        89,145          94,918
                                                           ------------  --------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                                      118,236         116,279
  Less accumulated depreciation                                 29,036          21,239
                                                           ------------  --------------
    Property and equipment, net                                 89,200          95,040
                                                           ------------  --------------

      Total assets                                         $   178,345   $     189,958
                                                           ============  ==============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     --------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                 $   237,242   $     198,335
  Due to related parties                                       309,210         359,830
                                                           ------------  --------------
    Total current liabilities                                  546,452         558,165
                                                           ------------  --------------

NOTE PAYABLE AND ACCRUED INTEREST TO
  SHAREHOLDER:                                                 739,206         729,588
                                                           ------------  --------------

SHAREHOLDERS' DEFICIT:
  Common stock                                                     515             490
  Common stock committed                                             -          37,500
  Additional paid-in-capital                                   342,606         325,131
  Accumulated deficit                                       (1,276,434)     (1,266,916)
  Unearned compensation                                       (174,000)       (194,000)
                                                           ------------  --------------
    Total shareholders' deficit                            (1,107,313)     (1,097,795)
                                                           ------------  --------------

      Total liabilities and shareholders' deficit         $   178,345   $     189,958
                                                           ============  ==============

The  accompanying  notes  are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                  (See Independent Accountants' Review Report)
                  ---------------------------------------------


                                                            March 31,     March 31,
                                                           ------------  -----------
                                                               2003         2002
                                                           ------------  -----------
                                                           (unaudited)   (unaudited)
                                                           ------------  -----------

NET SALES                                                  $   517,689   $  368,070
COST OF SALES                                                  178,090      196,473
                                                           ------------  -----------
GROSS PROFIT                                                   339,599      171,597
                                                           ------------  -----------

OPERATING EXPENSES:
  Depreciation                                                   7,797          901
  General and administrative                                   176,183      154,007
  Selling and marketing                                         47,829       28,720
  Royalties                                                     80,529       35,594
  Rent                                                          16,742        2,817
                                                           ------------  -----------
    Total operating expenses                                   329,080      222,039
                                                           ------------  -----------

OPERATING INCOME (LOSS)                                         10,519      (50,442)

OTHER EXPENSES:
  Interest expense                                              10,419       10,093
  Interest expense, shareholder                                  9,618       11,448
                                                           ------------  -----------
    Total other expenses                                        20,037       21,541
                                                           ------------  -----------

LOSS BEFORE INCOME TAXES                                        (9,518)     (71,983)

INCOME TAXES                                                         -            -
                                                           ------------  -----------

NET LOSS                                                   $    (9,518)  $  (71,983)
                                                           ============  ===========


BASIC LOSS PER SHARE                                       $     (0.00)  $    (0.01)
                                                           ============  ===========

FULLY DILUTED LOSS PER SHARE                               $     (0.00)  $    (0.01)
                                                           ============  ===========

The  accompanying  notes  are an integral part of these consolidated statements.

                                     INTERNATIONAL COMMERCIAL TELEVISION INC AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                           (See Independent Accountants' Review Report)
                                            -------------------------------------------


                                            Common Stock         Common     Additional
                                      -----------------------  -----------  ----------
                                          $0.001 par value        Stock      Paid-In     Accumulated    Unearned
                                      -----------------------  -----------  ----------  ------------  --------------
                                        Shares      Amount      Committed    Capital      Deficit      Compensation      Totals
                                      ----------  -----------  -----------  ----------  ------------  --------------  ------------
Balances, January 1, 2002             10,249,500  $       150  $        -   $ (11,873)  $  (707,860)  $    (280,000)  $  (999,583)

Issuance of common stock                  23,333           23           -      34,977             -               -        35,000

Deferred issuance costs
applied                                        -            -           -      (1,944)            -               -        (1,944)

Net loss                                       -            -           -           -       (71,983)              -       (71,983)
                                      --------------------------------------------------------------------------------------------

Balances, March 31, 2002
(unaudited)                           10,272,833          173           -      21,160      (779,843)       (280,000)   (1,038,510)

Issuance of common stock                 316,355          317           -     474,223             -               -       474,540

Deferred issuance costs applied                -            -           -    (123,052)            -               -      (123,052)

Stock options cancelled                        -            -           -     (47,200)            -          47,200             -

Common stock committed for services            -            -      37,500           -             -               -        37,500

Amortization of deferred
compensation under
nonqualified stock option
plan                                           -            -           -           -             -          38,800        38,800

Net loss                                       -            -           -           -      (487,073)              -      (487,073)
                                      --------------------------------------------------------------------------------------------
Balances, December 31,
2002                                  10,589,188          490      37,500     325,131    (1,266,916)       (194,000)   (1,097,795)

Issuance of common stock                  25,000           25     (37,500)     37,475             -               -             -

Stock options cancelled                        -            -           -     (20,000)            -          20,000             -

Net loss                                       -            -           -           -        (9,518)              -        (9,518)
                                      --------------------------------------------------------------------------------------------

                                      10,614,188  $       515  $        -   $ 342,606   $(1,276,434)  $    (174,000)  $(1,107,313)
                                      ============================================================================================

The  accompanying  notes  are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                  (See Independent Accountants' Review Report)
                  ---------------------------------------------


                                                               March 31,     March 31,
                                                              ------------  -----------
                                                                  2003         2002
                                                              ------------  -----------
                                                              (unaudited)   (unaudited)
                                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $    (9,518)  $  (71,983)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation                                                  7,797          901
      Increase in accounts receivable                              (4,266)     (66,924)
      Decrease in related party receivable                              -       21,063
      Decrease in inventory                                             -          350
      Decrease in prepaid expenses                                    392       13,875
      Decrease in deferred charges                                      -        1,944
      Increase in accounts payable and accrued liabilities         38,907       41,026
      Increase in accrued interest on note payable                  9,618       10,094
                                                              ------------  -----------
        Net cash provided by (used in) operating activities        42,930      (49,654)
                                                              ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                              (1,957)           -
                                                              ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                                            -        7,230
  Advances from related parties                                    13,078       53,715
  Payments to related parties                                     (63,698)     (44,347)
  Proceeds from issuance of common stock                                -       33,056
                                                              ------------  -----------
    Net cash (used in) provided by financing activities           (50,620)      49,654
                                                              ------------  -----------

NET DECREASE IN CASH                                               (9,647)           -

CASH, beginning of the period                                      21,008            -
                                                              ------------  -----------

CASH, end of period                                           $    11,361   $        -
                                                              ============  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Interest expense paid                                       $    10,419   $   11,448
                                                              ============  ===========

  Income taxes paid                                           $         -   $        -
                                                              ============  ===========

The  accompanying  notes  are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

International Commercial Television Inc., (the "Company" or "ICTV") was organized under the laws of the state of Nevada on June 25, 1998.

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

Strategic Media Marketing Corp. ("SMM") was incorporated in the Province of British Columbia on February 11, 2003 and has a December 31 fiscal year-end.

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999 and has a fiscal year-end of March 31. During the period, steps were taken to remove WSL from the New Zealand Registrar of Companies at the direction of management. All assets and commitments of WSL have been transferred or assigned directly to ICTV.

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year end of March 31. Subsequent to period-end, steps were taken to remove RJML from the New Zealand Registrar of Companies at the direction of management. All assets and commitments of RJML have been transferred or assigned directly to ICTV.

Nature  of  operations
----------------------

The Company sells various consumer products. The products are primarily marketed and sold through infomercials. The products are sold throughout the United States and internationally via the infomercials. Although the companies are incorporated in Nevada, New Zealand and British Columbia, operations are currently run from Florida.

Principles  of  consolidation
-----------------------------

The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, WSL, RJML and SMM. All significant inter-company transactions and accounts have been eliminated.

Accounting  method
------------------

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

In April 2002, the FASB issued SFAS Statement No. 145 ("SFAS 145"), "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers".

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


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

In June 2002, the FASB issued SFAS Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issued Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  accounting  pronouncements  (continued)
--------------------------------------------

The Company adopted the provisions of FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
25)". FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of the previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2003, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2003 and December 31, 2002, all of the Company's trade receivables were due from two customers.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Property  and  equipment
------------------------

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years. Depreciation is computed using the straight-line method.

The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2003, management expects these assets to be fully recoverable.

Depreciation expense amounted to $7,797 and $901 for the three months ended March 31, 2003 and 2002, respectively.

Shipping  and  handling
-----------------------

Shipping and handling costs are included in cost of sales. Amounts paid to us by customers for shipping and handling charges are included in net sales.

Research  and  development
--------------------------

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Advertising  costs
------------------

Advertising costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options
--------------

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

SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model.

The following is a summary of stock options granted under the existing stock option plan for the three months ended March 31, 2003 and year ended December 31, 2002:

                                          Number of Shares
                                 --------------------------------
                                              Non-                Exercise
                                           ----------             --------
                                 Employee   Employee     Totals    Price
                                 --------  ----------  ----------  ------

Balance, January 1, 2002          350,000  1,125,000   1,475,000
   Granted on December 31, 2002         -    685,000     685,000   $ 1.50
   Cancelled during the year            -    (86,000)    (86,000)  $ 0.50
   Cancelled during the year            -   (435,000)   (435,000)  $ 2.00
                                 --------  ----------  ----------

Balance, December 31, 2002        350,000  1,289,000   1,639,000
   Cancelled during the period          -    (20,000)    (20,000)  $ 0.50
   Cancelled during the period          -   (150,000)   (150,000)  $ 2.00
                                 --------  ----------  ----------

Balance, March 31, 2003           350,000  1,119,000   1,469,000
                                 ========  ==========  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Following are the weighted average assumptions used for the three months ended March 31:

                                      2003           2002
                                    --------       --------

  Risk-free interest rate             4.00%          5.88%
  Expected dividend yield               -              -
  Expected lives                     5 years        5 years
  Expected volatility                 64.2%          50.0%

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months ended March 31:

                                                                   2003       2002
                                                                ----------  ---------
Net loss as reported                                            $  (9,518)  $(71,983)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects          -          -
                                                                ----------  ---------

  Pro forma net loss                                            $  (9,518)  $(71,983)
                                                                ==========  =========

Earnings per share:
  Basic - as reported                                           $       -   $  (0.01)
                                                                ==========  =========
  Basic - pro forma                                             $       -   $  (0.01)
                                                                ==========  =========

  Diluted - as reported                                         $       -   $  (0.01)
                                                                ==========  =========
  Diluted - pro forma                                           $       -   $  (0.01)
                                                                ==========  =========

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  2  -  BUSINESS  ACQUISITION  (CONTINUED)

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks
-------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks. Smart Stacks is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote, market, sell and distribute Smart Stacks worldwide through all means. In consideration of the grants received, RJML shall pay a royalty based on net sales depending on various scenarios as defined in the agreement. The initial term of the agreement is five years starting May 18, 1998. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the inventor intends to terminate the agreement.

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

Derma  Wand
-----------

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand. WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement. The initial term of this agreement is until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three-year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term.

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a Derma Wand infomercial. On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The initial term of the agreement is five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

The Company assumed any and all responsibilities associated with the agreements noted above on April 1, 2000, pursuant to the license and reconveyance agreement disclosed in Note 4.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Derma  Wand  (continued)
------------------------

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

Year  one         750,000  units
Year  two       2,000,000  units
Year  three     2,400,000  units
Year  four      2,880,000  units
Year  five      3,456,000  units

Subsequent to period-end, the Company sold certain trademarks, a domain name, copyrights, infomercials and inventory, all relating to Nail Dazzle to a non-related entity (the "Purchaser"). All commitments entered into by the Company in connection with Nail Dazzle have been transferred to and assumed by the Purchaser.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

SprintR
-------

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

Bondzalot
---------

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products ("Products"). The individual has granted the exclusive right to market through all forms of distribution a product to be known as BondzalotTM in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long form infomercial ("Program") and pay a royalty on a per unit basis at a price to be determined. The Company agrees to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted, to retain the exclusive rights, otherwise the license shall revert to a non-exclusive license. The initial term of the agreement is five years starting July 8, 2002. The agreement automatically and continually renews for successive additional five-year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice.

IBIZ
----

On September 6, 2002, the Company entered into an exclusive license agreement with IBIZ, Inc. and its principal (collectively, "IBIZ"). IBIZ has granted the exclusive right, subject to certain conditions, to market certain automotive care and appearance products through almost all forms of distribution on a worldwide basis.

In consideration for the right received, the Company shall pay a royalty at varying rates depending on various scenarios starting at $0.50 per kit. For a certain period of time, IBIZ will also grant to the Company the option to purchase certain assets, including but not limited to, all formulas, specifications, technical drawings, patents, trademarks, copyrights, and trade secrets for the sum of $3 million, payable as to $1 million cash and $2 million by way of the issuance of a promissory note with interest at Chase Manhattan's prime plus 2% per annum, principal and interest payable in quarterly installments over three years and prepayable in full without penalty or premium. The initial term of the agreement is five years starting September 6, 2002 and shall continue in full force and effect unless terminated by mutual agreement. Upon expiration of the initial five-year term, the agreement automatically and continually renews for successive additional five-year terms, unless the Company notifies IBIZ at least 30 days before the end of the then current term.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  products
---------------

On June 6, 2002, the Company entered into a sales representative agreements with six unrelated entities. Pursuant to the agreements, these entities shall serve as the exclusive independent sales representatives for the sale of various products within a specified territory. In consideration for the services given, the Company shall pay a commission at a rate ranging from 3% to 20% of the net sales price. The initial term of the agreements range from one to two years starting June 6, 2002. The agreements shall automatically and continually renew for successive additional one to two year terms unless either party notifies the other, at least thirty days before the end of the then current agreement. During the period, the Company terminated all six sales representative agreements.

Other  matters
--------------

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


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $211,652 and $288,656 as of March 31, 2003 and December 31, 2002, respectively. Interest rates charged during these periods ranged from 5.25% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $97,558 and $71,174 as of March 31, 2003 and December 31, 2002, respectively. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The  Company  has a note payable to a shareholder in the amount of $590,723. The note is unsecured and bears interest at an annual rate of prime rate plus 1.0%. The prime rate was 4.25% as of March 31, 2003 and December 31, 2002. Interest is compounded monthly, principal and interest are due November 1, 2004. Principal and accrued interest amounted to $739,206 and $729,588 as of March 31, 2003 and December 31, 2002, respectively.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $61,600 and $44,700 for the three months ended March 31, 2003 and 2002, respectively.

The Company has made purchases from an entity with a common director and shareholder. Purchases from this entity amounted to approximately $33,000 for the three months ended March 31, 2002. There were no such purchases for the three months ended March 31, 2003. In addition, as of March 31, 2003, the Company has a receivable from this entity, amounting to $14,766 related to commission income earned on certain sales. No such receivable existed as of December 31, 2002.


NOTE  8  -  CAPITAL  TRANSACTIONS

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

In December 2002, the Company committed 25,000 shares of its common stock at $1.50 per share for consulting services totaling $37,500. These shares were issued on January 9, 2003.


NOTE  9  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE

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

                                                Loss         Shares       Per Share
                                            ------------  -------------  -----------
For the three months ended March 31, 2003:  (Numerator)   (Denominator)    Amount
------------------------------------------  ------------  -------------  -----------

Basic and fully diluted loss per share
------------------------------------------

Loss available to common shareholders       $    (9,518)     10,611,688  $    (0.00)
                                            ============  =============  ===========

                                                Loss         Shares       Per Share
                                            ------------  -------------  -----------
For the three months ended March 31, 2002:   (Numerator)  (Denominator)     Amount
------------------------------------------  ------------  -------------  -----------

Basic and fully diluted loss per share
------------------------------------------

Loss available to common shareholders       $   (71,983)     10,257,278  $    (0.01)
                                            ============  =============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  10  -  INCOME  TAXES

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

The Company had net operating losses of approximately $1,620,000 related to US federal, foreign and state jurisdictions through March 31, 2003. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of March 31:

                                         2003                    2002
                                    ------------            -------------

Net operating loss                   $   341,000             $   199,000
Basis of investments                   2,430,000               2,430,000
Basis of intangibles                     428,000                 428,000
Accumulated amortization                 (87,000)                (58,000)
Accumulated depreciation                  (8,000)                      -
State taxes                             (126,000)               (122,000)
                                    ------------            -------------
Total deferred tax assets              2,978,000               2,877,000
Valuation allowance                   (2,978,000)             (2,877,000)
                                    ------------            -------------
Net deferred tax assets              $         -             $         -
                                    ============            =============


NOTE  11  -  SEGMENT  REPORTING

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   --------------------------------------------


NOTE  11  -  SEGMENT  REPORTING  (CONTINUED)

Information with respect to the Company's operating loss by geographic area is as follows:

                                       For the three                         For the three
                               months ended March 31, 2003            months ended March 31, 2002
                           -----------------------------------  --------------------------------------
                           Domestic   International    Totals    Domestic    International    Totals
                           ---------  --------------  --------  ----------  ---------------  ---------

Net sales                  $  52,559  $      465,130  $517,689  $       -   $      368,070   $368,070
Cost of sales                  3,500         174,590   178,090          -          196,473    196,473
                           ---------  --------------  --------  ----------  ---------------  ---------
Gross profit                  49,059         290,540   339,599          -          171,597    171,597
                           ---------  --------------  --------  ----------  ---------------  ---------

Operating expenses:
   Depreciation                1,126           6,671     7,797          -              901        901
   General and
      administrative          25,452         150,732   176,183          -          154,007    154,007
   Selling and marketing       6,909          40,919    47,829          -           28,720     28,720
   Royalties                  11,633          68,896    80,529          -           35,594     35,594
   Rent                        2,419          14,323    16,742      2,817                -      2,817
                           ---------  --------------  --------  ----------  ---------------  ---------
Total operating expense       47,539         281,541   329,080      2,817          219,222    222,039
                           ---------  --------------  --------  ----------  ---------------  ---------

Operating income (loss)    $   1,520  $        8,999  $ 10,519  $  (2,817)  $      (47,625)  $(50,442)
                           =========  ==============  ========  ==========  ===============  =========


NOTE  12  -  LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flow from operating activities for the three-month period ended March 31, 2003, the Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the three-month period ended March 31, 2002. In addition, the Company has a working capital deficiency of approximately $457,000 and an accumulated deficit of approximately $1,276,000 as of March 31, 2003. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended March 31, 2003, with the quarter ended March 31, 2002.

Revenues

Our revenues increased to approximately $518,000 for the quarter ended March 31, 2003, from approximately $368,000 for the quarter ended March 31, 2002, up 41%. In 2003, as was the case in 2002, we focused on the international markets, with almost 90% of our revenue coming from international sales in comparison to 100% in 2002. The products that provided most of our revenue in the quarter ended March 31, 2003, were our own products Derma Wand and BetterBlocks, and third-party product Cybersonic. Unlike 2002, sales of our own products made up the majority of our revenues for the three months ended March 31, 2003, increasing to approximately $474,000 (92% of total revenue) from approximately $209,000 (57% of total revenues) for the same period in 2002. During the quarter ended March 31, 2003, our product Derma Wand generated $429,000 in sales, or roughly 83% of our total sales for the quarter in comparison to approximately $205,000 (56% of total sales) for the same period in 2002. The products that provided most of our revenue in the quarter ended March 31, 2002, were our Dermawand and third-party products Fight the Fat and Cybersonic.

Management reviewed the results of the sales representative agreements entered into on June 6, 2002 with six unrelated entities and determined that there was no benefit to continue on with these arrangements and thus terminated the agreements.

Gross  Margin

Gross margin percentage increased to approximately 66% in the quarter ended March 31, 2003, from approximately 47% in the quarter ended March 31, 2002. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the quarter ended March 31, 2003, from the sales of our own products whereas in the quarter ended March 31, 2002, although we received more revenue from sales of our products in relation to third-party products, the percentage split between our products and third-party products (where we generally have a higher cost of sales than we do for our own products) was 57%-43%, versus 92%-8% in 2003. In the quarter ended March 31, 2003, we received gross margins of approximately $278,000 for Derma Wand, $36,000 for Cybersonic and $13,000 for Nail Dazzle, whereas in the quarter ended March 31, 2002, we received gross margins of approximately $137,000 for Derma Wand, $28,000 for Cybersonic and $6,000 for Fight the Fat.

Operating  Expenses

Total operating expenses increased to approximately $329,000 in the quarter ended March 31, 2003, from approximately $222,000 in the quarter ended March 31, 2002, up approximately 107,000, or 48%. The majority of the increase can be attributed to increases in royalties ($44,935), general and administrative expenses ($22,176) and selling and marketing expenses ($19,109). Higher revenues for the quarter ended March 31, 2003 versus the same period in 2002 result in higher royalties and selling and marketing expenses.

Net  Losses

To date, we have not achieved profitability. Our net loss decreased to approximately $10,000 in the quarter ended March 31, 2003, from approximately $72,000 in the quarter ended March 31, 2002. The substantial improvement in our gross margin was offset somewhat by our increased operating expenses. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, we had approximately $11,000 in the bank, compared to approximately $21,000 at December 31, 2002. We generated positive cash flow from operations of approximately $43,000 in the first quarter of 2003, most of which was used to pay down advances from related parties. We used approximately $50,000 for our operating activities in the first quarter of 2002. We relied on shareholder advances and sale of stock in the offering completed in 2002 to fund operations.

We have a note payable to The Better Blocks Trust in the amount of approximately $591,000, with interest, which is due on November 1, 2004. The note bears interest at the prime rate plus 1%. At March 31, 2003, the total principal and accrued interest on the note amounted to approximately $739,000.

To date, we have granted 1,469,000 stock options, 174,000 with a $0.50 exercise price, 610,000 with a $2.00 exercise price and 685,000 with a $1.50 exercise price. If the optionees exercise these options over the next five years as they vest, we will receive approximately $2,300,000 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $174,000 that we will recognize over the next five years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $1,054,000 over the next four years in accordance with the fair value based method prescribed in SFAS 123.

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2002 and 2001. In addition, the Company has a working capital deficiency of approximately $457,000 and an accumulated deficit of approximately $1,280,000 as of March 31, 2003. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next nine months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

No exhibits on Form 8-K were filed during the quarter ended March 31, 2003.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL COMMERCIAL TELEVISION INC.


Date: May 13, 2003                    By:   /s/ Kelvin Claney
                                         -------------------------
                                      Name: Kelvin Claney
                                      Title: Chief Executive Officer


Date: May 13, 2003                    By:   /s/ Patrick Lavin
                                         -------------------------
                                      Name: Patrick Lavin
                                      Title: Chief Financial Officer

                                 Certifications

I,  Kelvin  Claney,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of International Commercial Television Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

               Date: May 13, 2003


                               Signed:     /s/ Kelvin Claney
                                        -------------------------------------
                                        President and Chief Executive Officer

                                 Certifications

I,  Patrick  Lavin,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of International Commercial Television Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

               Date: May 13, 2003


                               Signed:     /s/ Patrick Lavin
                                        -----------------------
                                        Chief Financial Officer