Form 10QSB
period 2003-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2003-08-14
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  June  30,  2003
                                              ---------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from__________  to  __________

     Commission  file  number:     0-49638
                                   -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                               76-0621102
       -----------------------------         --------------------------------
       State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (206) 842-3729
                                 --------------
                           (Issuer's telephone number)

          110 SE Fourth Avenue, Suite 102, Delray Beach, Florida  33483
          -------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2003, the Issuer had 10,633,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION
----------------------------------
ITEM 1.  FINANCIAL  STATEMENTS                                                     1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF  OPERATIONS                                                   23

ITEM 3.  CONTROLS  AND  PROCEDURES                                                27


PART  II  -  OTHER  INFORMATION
--------------------------------

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                                    28

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL  STATEMENTS
         Review  Report  of  Independent  Certified  Public  Accountants           2

         Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
           December  31,  2002                                                     3

         Consolidated Statements of Operations for the three months ended June
           30, 2003 and 2002 (unaudited) and for the six months ended June 30,
           2003  and  2002  (unaudited)                                            4

         Consolidated Statements of Shareholders' Deficit for the six months
           ended June 30, 2003 (unaudited) and year ended December 31, 2002        5

         Consolidated Statements of Cash Flows for the six months ended June
           30, 2003 and 2002 (unaudited)                                           6

         Notes to the Consolidated Financial Statements                         7-22

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

The  Board  of  Directors
International  Commercial  Television  Inc.  and  Subsidiaries
Bainbridge Island, Washington


We have reviewed the accompanying consolidated balance sheet of International Commercial Television Inc. and Subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the related consolidated statements of shareholders' deficit and cash flows for the six months ended June 30, 2003 and 2002. All information included in these financial statements is the representation of the management of International Commercial Television Inc. and Subsidiaries.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Note 14 of the Company's audited financial statements as of December 31, 2002 and for the year then ended discloses that the Company experienced recurring losses from operations, had negative working capital, and negative equity as of December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 14 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 12 of the Company's unaudited interim consolidated financial statements as of June 30, 2003, and for the six months then ended, the Company has continued to experience recurring losses from operations, has negative working capital, and negative equity as of June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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



August  12,  2003
City  of  Industry,  California

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

                  (See Independent Accountants' Review Report)
                   ------------------------------------------

                                                     June 30,    December 31,
                                                   ------------  ------------
                                                       2003          2002
                                                   ------------  ------------
                                                   (unaudited)
                                                   ------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                             $         -   $    21,008
  Accounts receivable                                   44,492        21,750
  Inventory, net                                            50            50
  Prepaid expenses and deposits                         18,542        52,110
                                                   ------------  ------------
    Total current assets                                63,084        94,918
                                                   ------------  ------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                              110,869       116,279
  Less accumulated depreciation                         34,776        21,239
                                                   ------------  ------------
    Property and equipment, net                         76,093        95,040
                                                   ------------  ------------

      Total assets                                 $   139,177   $   189,958
                                                   ============  ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
  Bank overdraft                                   $     1,730   $         -
  Accounts payable and accrued liabilities             241,277       198,335
  Due to related parties                               325,545       359,830
                                                   ------------  ------------
    Total current liabilities                          568,552       558,165
                                                   ------------  ------------

NOTE PAYABLE AND ACCRUED INTEREST TO
  SHAREHOLDER:                                         590,723       729,588
                                                   ------------  ------------

SHAREHOLDERS' DEFICIT:
  Common stock                                             514           490
  Common stock committed                                     -        37,500
  Additional paid-in-capital                           283,107       325,131
  Accumulated deficit                               (1,219,719)   (1,266,916)
  Unearned compensation                                (84,000)     (194,000)
                                                   ------------  ------------
    Total shareholders' deficit                     (1,020,098)   (1,097,795)
                                                   ------------  ------------

      Total liabilities and shareholders' deficit  $   139,177   $   189,958
                                                   ============  ============


The  accompanying  notes  are an integral part of these consolidated statements.

                            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                  (See Independent Accountants' Review Report)
                                   ------------------------------------------


                                                 For the three months ended          For the six months ended
                                              --------------------------------  --------------------------------
                                               June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                              ---------------  ---------------  ---------------  ---------------
                                                (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                              ---------------  ---------------  ---------------  ---------------


NET SALES                                     $      421,002   $       739,150  $      938,691   $    1,107,220
COST OF SALES                                        254,062           315,417         432,152          511,890
                                              ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                         166,940           423,733         506,539          595,330
                                              ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                                         7,183               930          14,980            1,831
  General and administrative                         181,193           197,545         357,376          351,552
  Selling and marketing                               34,592            57,449          82,421           86,169
  Royalties                                           22,577            78,493         103,106          114,087
  Rent                                                13,163            17,866          29,905           20,683
                                              ---------------  ---------------  ---------------  ---------------
    Total operating expenses                         258,708           352,283         587,788          574,322
                                              ---------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                              (91,768)           71,450         (81,249)          21,008

OTHER EXPENSES:
  Interest expense                                         -            10,095          10,419           20,188
  Interest expense, shareholder                            -             6,062           9,618           17,510
                                              ---------------  ---------------  ---------------  ---------------
    Total other expenses                                   -            16,157          20,037           37,698
                                              ---------------  ---------------  ---------------  ---------------

OTHER INCOME:
  Income from forgiveness of accrued
  interest on related party note payable             148,483                 -         148,483                -


INCOME (LOSS) BEFORE INCOME TAXES                     56,715            55,293          47,197          (16,690)

INCOME TAXES                                               -                 -               -                -
                                              ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                             $       56,715   $        55,293  $       47,197   $      (16,690)
                                              ===============  ===============  ===============  ===============


BASIC INCOME (LOSS) PER SHARE                 $         0.01   $          0.01  $         0.00   $        (0.00)
                                              ===============  ===============  ===============  ===============

FULLY DILUTED INCOME (LOSS) PER SHARE         $         0.01   $          0.01  $         0.00   $        (0.00)
                                              ===============  ===============  ===============  ===============


The  accompanying  notes  are an integral part of these consolidated statements.

                                     INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                           (See Independent Accountants' Review Report)
                                            ------------------------------------------


                                             Common Stock         Common    Additional
                                        ---------------------  -----------  ----------
                                           $0.001 par value       Stock      Paid-In     Accumulated     Unearned
                                        ---------------------  -----------  ----------  ------------  --------------
                                          Shares      Amount    Committed    Capital      Deficit      Compensation      Totals
                                        -----------  --------  -----------  ----------  ------------  --------------  ------------
Balances, January 1, 2002               10,249,500   $   150   $        -   $ (11,873)  $  (707,860)  $    (280,000)  $  (999,583)

Issuance of common stock                   234,688       235            -     351,805             -               -       352,040

Deferred issuance costs applied                  -         -            -    (124,996)            -               -      (124,996)

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                           -         -            -           -             -          28,000        28,000


Net loss                                         -         -            -           -       (16,690)              -       (16,690)
                                        ------------------------------------------------------------------------------------------

Balances, June 30, 2002 (unaudited)     10,484,188       385            -     214,936      (724,550)       (252,000)     (761,229)

Issuance of common stock                   105,000       105            -     157,395             -               -       157,500

Stock options cancelled                          -         -            -     (47,200)            -          47,200             -

Common stock committed for services              -         -       37,500           -             -               -        37,500

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                           -         -            -           -             -          10,800        10,800

Net loss                                         -         -            -           -      (542,366)              -      (542,366)
                                        ------------------------------------------------------------------------------------------

Balances, December 31, 2002             10,589,188       490       37,500     325,131    (1,266,916)       (194,000)   (1,097,795)

Issuance of common stock                    29,000        29      (37,500)     39,471             -               -         2,000

Common stock returned to
  treasury and cancelled                    (5,000)       (5)           -      (7,495)            -               -        (7,500)

Stock options cancelled                          -         -            -     (74,000)            -          74,000             -

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                           -         -            -           -             -          36,000        36,000

Net income                                       -         -            -           -        47,197               -        47,197
                                        ------------------------------------------------------------------------------------------

Balances, June 30, 2003
  (unaudited)                           10,613,188   $   514   $        -   $ 283,107   $(1,219,719)  $     (84,000)  $(1,020,098)
                                        ==========================================================================================


The accompanying notes are an integral part of these consolidated statements.

                  INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                        (See Independent Accountants' Review Report)
                         ------------------------------------------


                                                                     June 30,     June 30,
                                                                  ------------  ------------
                                                                      2003          2002
                                                                  ------------  ------------
                                                                  (unaudited)   (unaudited)
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    47,197   $   (16,690)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                     14,980         1,831
      Gain on disposition of property and equipment                    (1,442)            -
      Income from forgiveness of accrued interest on related
        party note payable                                           (138,865)            -
      Amortization of deferred compensation under nonqualified
        stock option plan                                              36,000        28,000
      Increase in accounts receivable                                 (22,742)       (3,805)
      Decrease in inventory                                                 -           350
      Decrease in prepaid expenses                                     33,568         7,139
      Increase in accounts payable and accrued liabilities             42,941        59,694
      Increase in accrued interest on note payable                          -        20,188
                                                                  ------------  ------------
        Net cash provided by operating activities                      11,637        96,707
                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property and equipment                   2,867             -
  Additions to property and equipment                                  (1,957)         (571)
                                                                  ------------  ------------
        Net cash provided by (used in) investing activities               910          (571)
                                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank overdraft                                 1,730        (1,792)
  Advances from related parties                                       111,582        54,286
  Payments to related parties                                        (145,867)     (170,819)
  Common stock cancelled and returned to treasury                      (3,000)            -
  Proceeds from issuance of common stock                                2,000       352,041
                                                                  ------------  ------------
      Net cash (used in) provided by financing activities             (33,555)      233,716
                                                                  ------------  ------------

NET (DECREASE) INCREASE IN CASH                                       (21,008)      329,852

CASH, beginning of the period                                          21,008             -
                                                                  ------------  ------------

CASH, end of period                                               $         -   $   329,852
                                                                  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Interest expense paid                                           $    10,419   $    11,448
                                                                  ============  ============

  Income taxes paid                                               $         -   $         -
                                                                  ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INFORMATION:
  Forgiveness of accrued interest on related party note payable   $   148,483   $         -
                                                                  ============  ============
  Common stock cancelled and returned to treasury                 $     4,500   $         -
                                                                  ============  ============


The  accompanying  notes  are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

International Commercial Television Inc., (the "Company" or "ICTV") was organized under the laws of the state of Nevada on June 25, 1998.

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of The Better Block Trust ("BBT"), which owned or controlled all of the equity interest in Windowshoppc.com Limited ("WSL"), R.J.M. Ventures Limited ("RJML") and Better Blocks International Limited ("BBIL"). Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL. The purchase price under the agreement was 8,000,000 shares of the Company's common stock and a $590,723 promissory note. The option exercise price is the issuance of an additional 500,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as an acquisition of ICTV by WSL and RJML and as a recapitalization of WSL and RJML.

Strategic Media Marketing Corp. ("SMM") was incorporated in the Province of British Columbia on February 11, 2003 and has a December 31 fiscal year-end.

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999 and has a fiscal year-end of March 31. During the period, at the direction of management, WSL was removed from the New Zealand Registrar of Companies. All assets and commitments of WSL have been transferred or assigned directly to ICTV.

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year-end of March 31. During the period, at the direction of management, RJML was removed from the New Zealand Registrar of Companies. All assets and commitments of RJML have been transferred or assigned directly to ICTV.

Nature  of  operations
----------------------

The Company sells various consumer products. The products are primarily marketed and sold through infomercials. The products are sold throughout the United States and internationally via the infomercials. Although the companies are incorporated in Nevada, New Zealand and British Columbia, operations are currently run from Washington State and British Columbia.

Principles  of  consolidation
-----------------------------

The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiary SMM. All significant inter-company transactions and accounts have been eliminated.

Accounting  method
------------------

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2003, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2003 and December 31, 2002, all of the Company's trade receivables were due from four and two customers, respectively.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2003, management expects these assets to be fully recoverable.

Depreciation expense amounted to $7,183 and $930 for the three months ended June 30, 2003 and 2002, respectively, and $14,980 and $1,831 for the six months ended June 30, 2003 and 2002, respectively.

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

Income tax benefits have not been recorded during the current period on United States losses. These benefits will be recorded when realized or at such time it is determined that these benefits are likely to be realized.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options
--------------

The Company adopted a stock option plan ("Plan"). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities. It is intended that options issued under this Plan constitute nonqualified stock options.

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

The following is a summary of stock options granted under the existing stock option plan for the six months ended June 30, 2003 and year ended December 31, 2002:

                                       Number  of  Shares
                                ---------------------------------
                                              Non-                 Exercise
                                              ----                 --------
                                Employee    Employee     Totals    Price
                                ---------  ----------  ----------  ------
Balance, January 1, 2002         350,000   1,125,000   1,475,000
  Granted on December 31, 2002         -     685,000     685,000   $ 1.50
  Cancelled during the year            -     (86,000)    (86,000)  $ 0.50
  Cancelled during the year            -    (435,000)   (435,000)  $ 2.00
                                ---------  ----------  ----------

Balance, December 31, 2002       350,000   1,289,000   1,639,000
  Cancelled during the period    (50,000)    (24,000)    (74,000)  $ 0.50
  Cancelled during the period   (300,000)   (150,000)   (450,000)  $ 2.00
                                ---------  ----------  ----------

Balance, June 30, 2003                  -   1,115,000   1,115,000
                                =========  ==========  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Following are the weighted average assumptions used for the six months ended June 30:

                                   2003      2002
                                 --------  --------
Risk-free interest rate             4.00%     5.88%
Expected dividend yield                -         -
Expected lives                   5 years   5 years
Expected volatility                 58.3%     50.0%

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months and six months ended June 30:

                                                 For the three months ended       For the six months ended
                                               -------------------------------  -------------------------------
                                               June 30, 2003    June 30, 2002   June 30, 2003    June 30, 2002
                                               --------------   --------------  --------------  ---------------
Net income (loss) as reported                  $       56,715  $       55,293   $        47,197  $        (16,690)
Deduct:
  Total stock based employee compensation
  determined under fair value method for all
  awards, net of related tax effects                   87,705               -            87,705                 -
                                               --------------  --------------   ----------------   ---------------

  Pro forma net income (loss)                  $      (30,990)  $       55,293   $      (40,508)   $      (16,690)
                                               ===============  ===============  ===============   ===============

Earnings per share:
  Basic - as reported                          $         0.01   $         0.01   $         0.00   $         (0.00)
                                               ===============  ===============  ===============   ===============
  Basic - pro forma                            $        (0.00)  $         0.01   $        (0.00)  $         (0.00)
                                               ===============  ===============  ===============   ===============

  Diluted - as reported                        $         0.01   $         0.01   $         0.00   $         (0.00)
                                               ===============  ===============  ===============   ===============
  Diluted - pro forma                          $        (0.00)  $        (0.01)  $        (0.00)  $         (0.01)
                                               ===============  ===============  ===============  ================

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

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of BBT, which owned or controlled all of the equity interest in WSL, RJML and BBIL. Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  2  -  BUSINESS  ACQUISITION  (CONTINUED)

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

For accounting purposes, the acquisition has been treated as an acquisition of ICTV by WSL and RJML and as a recapitalization of WSL and RJML. As of April 1, 2000 (date of acquisition), WSL, RJML and BBIL were valued at approximately
$15,000,000 in an independent appraisal performed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. The Company believes the value of the assets it acquired was $13,900,000, because it currently has only license rights related to BBIL, and not ownership of BBIL.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


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

Year  one             750,000  units
Year  two           2,000,000  units
Year  three         2,400,000  units
Year  four          2,880,000  units
Year  five          3,456,000  units

During the period, the Company sold certain trademarks, a domain name, copyrights, infomercials and inventory, all relating to Nail Dazzle to a shareholder (the "Purchaser"). All commitments entered into by the Company in connection with Nail Dazzle have been transferred to and assumed by the Purchaser.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


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

Bondzalot
---------

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products ("Products"). The individual has granted the exclusive right to market through all forms of distribution a product to be known as BondzalotTM in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long form infomercial ("Program") and pay a royalty on a per unit basis at a price to be determined. The Company agrees to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted (December 15, 2002), to retain the exclusive rights, otherwise the license shall revert to a non-exclusive license. The initial term of the agreement is five years starting July 8, 2002. The agreement automatically and continually renews for successive additional five-year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice.

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

During  the  period,  the  Company  cancelled  its  agreement  with  IBIZ,  Inc.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Twin  Tech
----------

In January, 2003, the Company entered into an exclusive agreement with Chevron Oronite Company LLC ("COC") whereby the parties acknowledge that ICTV intends to market, sell and distribute various automobile fuel and oil additive products, developed by COC, in the United States and elsewhere in the world via various means and media, including, without limitation, one or more direct response television programs of 30 minutes or less. The initial term of the agreement is three years from the date of first airing of the infomercial and automatically renews for three years unless the Company is in default.

On February 20, 2003, the Company entered into a Supply Agreement with Calidad Auto Tech, Inc. ("CAT") whereby CAT will sell to the Company and the Company will purchase from CAT certain automobile fuel and oil additive products developed by COC. The initial term of the agreement is three years from the date of first airing of the infomercial and automatically renews for three years unless the Company is in default.

On  April  28,  2003,  the  Company  entered  into  a Broadcast Video Production
Agreement with Real to Reel Productions ("Real to Reel") whereby Real to Reel will render various services related to the production of an infomercial designed to sell the Chevron/Texaco Automotive Engine Treatment Additive. In addition to the production fee, the Company shall pay a royalty based on gross sales generated from the infomercial. The term of the agreement is five years and Real to Reel retains the right of first refusal for subsequent new shows to further promote the product.

On April 28, 2003, the Company entered into a funding agreement with a shareholder, whereby the shareholder agrees to pay Real to Reel's production fee, and in return, the Company has agreed to pay a per kit royalty to the shareholder based on various scenarios, until such time as the total royalty payments reach $2,000,000.

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

Other  matters
--------------

For the period from April 1, 2000 through June 30, 2003, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

On September 28, 2002, the Company entered into an operating lease agreement for office facilities from an unrelated party for approximately $2,100 per month. The lease is scheduled to expire on October 1, 2003. The future minimum rental commitment is $18,900 for the year ending December 31, 2003.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  matters  (continued)
---------------------------

On October 15, 2002, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $3,600 per month for the first 12 months and approximately $4,000 per month for the subsequent 24 months. The term of the lease is three years commencing January 1, 2003 and ending December 31, 2005.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $285,298 and $288,656 as of June 30, 2003 and December 31, 2002, respectively. Interest rates charged during these periods ranged from 5.25% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $40,247 and $71,174 as of June 30, 2003 and December 31, 2002, respectively. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During the period, the shareholder agreed to forego all interest owed in connection with this note and is in the process of re-writing the note. A gain of $148,483 ($0.01 per share) has been recorded in connection with the amount of accrued interest forgiven on the note. The note is unsecured.

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $117,000 and $24,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $179,000 and $54,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, as of June 30, 2003, the Company has a receivable from one of the entities controlled by a director, amounting to $4,500 for product sales. No such receivable existed as of December 31, 2002.

The Company has made purchases from entities controlled by a common director and a shareholder. Purchases from these entities amounted to approximately $182,000 and $33,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $182,000 and $56,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, as of June 30, 2003, the Company has a receivable from the shareholder, amounting to $31,628 related to the Nail Dazzle sale. No such receivable existed as of December 31, 2002.


NOTE  8  -  CAPITAL  TRANSACTIONS

Between the periods February 12, 2002 to June 21, 2002, the Company issued 234,688 shares of its common stock at $1.50 per share for $352,041.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  8  -  CAPITAL  TRANSACTIONS  (CONTINUED)

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

On June 13, 2003, 5,000 shares at $1.50 per share, totaling $7,500, were returned to treasury and cancelled. 55,000 shares were originally issued on September 6, 2002 in consideration for certain property and equipment. As part of another transaction, it was agreed to reduce the original consideration by 5,000 shares.

During the period, 4,000 options were exercised at $0.50 per share, for a total of $2,000.


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

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                               Income               Shares             Per Share
                                          -----------------  --------------------  ------------------
For the six months ended June 30, 2003:      (Numerator)        (Denominator)            Amount
----------------------------------------  -----------------  --------------------  ------------------
Basic and fully diluted income per share
----------------------------------------

Income available to common shareholders   $         47,197             10,613,624  $            0.00
                                          =================  ====================  ==================

                                                 Loss               Shares              Per Share
For the six months ended June 30, 2002:      (Numerator)         (Denominator)           Amount
----------------------------------------  -----------------  --------------------  ------------------

Basic and fully diluted loss per share
----------------------------------------

Loss available to common shareholders     $        (16,690)            10,310,116  $           (0.00)
                                          =================  ====================  ==================

                     INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  9  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE  (CONTINUED)

                                                 Income                Shares             Per Share
                                           -------------------  --------------------  -----------------
For the three months ended June 30, 2003:      (Numerator)         (Denominator)           Amount
-----------------------------------------  -------------------  --------------------  -----------------
Basic and fully diluted income per share
-----------------------------------------

Income available to common shareholders    $            56,715            10,615,565  $            0.01
                                           ===================  ====================  =================

                                                   Income               Shares             Per Share
-----------------------------------------  -------------------  --------------------  -----------------
For the three months ended June 30, 2002:       (Numerator)         (Denominator)           Amount
-----------------------------------------  -------------------  --------------------  -----------------

Basic and fully diluted income per share
-----------------------------------------

Income available to common shareholders    $            55,293            10,378,511  $            0.01
                                           ===================  ====================  =================

NOTE  10  -  INCOME  TAXES

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

The Company had net operating losses of approximately $1,640,000 related to US federal, foreign and state jurisdictions through June 30, 2003. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of June 30:

                                 2003          2002
                             ------------  ------------

Net operating loss           $   336,000   $   194,000
Basis of investments           2,327,000     2,430,000
Basis of intangibles             428,000       428,000
Basis of stock options           103,000             -
Accumulated amortization         (94,000)      (65,000)
Accumulated depreciation          (8,000)            -
State taxes                     (125,000)     (121,000)
                             ------------  ------------
  Total deferred tax assets    2,967,000     2,866,000
Valuation allowance           (2,967,000)   (2,866,000)
                             ------------  ------------
  Net deferred tax assets    $         -   $         -
                             ============  ============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


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

Information with respect to the Company's operating loss by geographic area is as follows:


                                  For the six months ended June 30, 2003  For the six months ended June 30, 2002
                                   -------------------------------------  --------------------------------------
                                   Domestic    International    Totals     Domestic   International     Totals
                                   ---------  ---------------  ---------  ----------  --------------  ----------
Net sales                          $ 166,575  $      772,116   $938,691   $       -   $    1,107,220  $1,107,220
Cost of sales                         23,200         408,952    432,152           -          511,890     511,890
                                   ---------  ---------------  ---------  ----------  --------------  ----------
Gross profit                         143,375         363,164    506,539           -          595,330     595,330
                                   ---------  ---------------  ---------  ----------  --------------  ----------

Operating expenses:
  Depreciation                         2,658          12,322     14,980           -            1,831       1,831
  General and administrative          63,418         293,958    357,376           -          351,552     351,552
  Selling and marketing               14,626          67,795     82,421           -           86,169      86,169
  Royalties                           18,297          84,809    103,106           -          114,087     114,087
  Rent                                 5,307          24,598     29,905      20,683                -      20,683
                                   ---------  ---------------  ---------  ----------  --------------  ----------
Total operating expense              104,306         483,482    587,788      20,683          553,639     574,322
                                   ---------  ---------------  ---------  ----------  --------------  ----------

Operating income (loss)            $  39,069  $     (120,318)  $(81,249)  $ (20,683)  $       41,691  $   21,008
                                   =========  ===============  =========  ==========  ==============  ==========

                                For the three months ended June 30, 2003  For the three months ended June 30, 2002
                                   -------------------------------------  ------------------------------------
                                   Domestic    International    Totals     Domestic   International    Totals
                                   ---------  ---------------  ---------  ----------  --------------  --------
Net sales                          $ 114,016  $      306,986   $421,002   $       -   $      739,150  $739,150
Cost of sales                         19,700         234,362    254,062           -          315,417   315,417
                                   ---------  ---------------  ---------  ----------  --------------  --------
Gross profit                          94,316          72,624    166,940           -          423,733   423,733
                                   ---------  ---------------  ---------  ----------  --------------  --------

Operating expenses:
  Depreciation                         1,945           5,238      7,183           -              930       930
  General and administrative          49,071         132,122    181,193           -          197,545   197,545
  Selling and marketing                9,368          25,224     34,592           -           57,449    57,449
  Royalties                            6,114          16,463     22,577           -           78,493    78,493
  Rent                                 3,565           9,598     13,163      17,866                -    17,866
                                   ---------  ---------------  ---------  ----------  --------------  --------
Total operating expense               70,063         188,645    258,708      17,866          334,417   352,283
                                   ---------  ---------------  ---------  ----------  --------------  --------

Operating income (loss)            $  24,253  $     (116,021)  $(91,768)  $ (17,866)  $       89,316  $ 71,450
                                   =========  ===============  =========  ==========  ==============  ========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)
                   -------------------------------------------


NOTE  12  -  LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flows from operating activities for the six month periods ended June 30, 2003 and 2002, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $505,000 and an accumulated deficit of approximately $1,220,000 as of June 30, 2003. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended June 30, 2003, with the quarter ended June 30, 2002.

Revenues

Our revenues decreased to approximately $421,000 for the quarter ended June 30, 2003, from approximately $739,000 for the quarter ended June 30, 2002, down 43%. In 2003, as was the case in 2002, we focused on the international markets, with almost 73% of our revenue coming from international sales in comparison to almost 100% in 2002. The products that provided most of our revenue in the quarter ended June 30, 2003, were our own products Nail Dazzle and Smart Stacks, and third-party product Ab Away. Sales of our own products made up just less than half of our revenues for the three months ended June 30, 2003, decreasing to approximately $201,000 (48% of total revenue) from approximately $449,000 (61% of total revenues) for the same period in 2002. During the quarter ended June 30, 2003, our product Smart Stacks generated approximately $63,000 in sales, or roughly 15% of our total sales for the quarter in comparison to approximately $9,000 (1% of total sales) for the same period in 2002. The products that provided most of our revenue in the quarter ended June 30, 2002, were our Dermawand and third-party products Aussie Nads, Cybersonic and Pack Max.

Gross  Margin

Gross margin percentage decreased to approximately 40% in the quarter ended June 30, 2003, from approximately 57% in the quarter ended June 30, 2002. The decrease in gross margin percentage was primarily due to the fact that we received more of our total revenues in the quarter ended June 30, 2003 from the sale of third-party products whereas in the quarter ended June 30, 2002 we received more revenue from sales of our own products, where our cost of sales are much lower. In the quarter ended June 30, 2003, we received gross margins of approximately $84,000 for Nail Dazzle, $24,000 for Smart Stacks and $18,000 for Derma Wand, whereas in the quarter ended June 30, 2002, we received gross margins of approximately $296,000 for Derma Wand, $26,000 for Pack Max and royalties of approximately $71,000 and $26,000 for Aussie Nads and Cybersonic.

Operating  Expenses

Total operating expenses decreased to approximately $259,000 in the quarter ended June 30, 2003, from approximately $352,000 in the quarter ended June 30, 2002, down approximately 93,000, or 26%. The majority of the decrease can be attributed to decreases in royalties ($55,916), selling and marketing expenses ($22,857) and general and administrative expenses ($16,352). Lower revenues for the quarter ended June 30, 2003 versus the same period in 2002 resulted in lower royalties and selling and marketing expenses.

Net  Income

To date, we have not achieved profitability on a consistent basis. Our net income this quarter is almost identical to our net income for the same period in 2002, however this year's income is attributed to a gain realized from the forgiveness of interest expense previously accrued on the note payable to shareholder. Our operating loss for the quarter ended June 30, 2003 increased to approximately $92,000 from an operating income of approximately $71,000 for the quarter ended June 30, 2002, for a swing of $163,000. The substantial increase in our operating loss is attributed to the 43% drop in revenues. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

Comparison  of  Year-to-Date  Results

The following discussion compares our results of operations for the six months ended June 30, 2003, with the six months ended June 30, 2002.

Revenues

Our revenues decreased to approximately $939,000 for the six months ended June 30, 2003, from approximately $1,107,000 for the six months ended June 30, 2002, down 15%. The products that provided most of our revenue in the six months ended June 30, 2003, were our own products Derma Wand, Nail Dazzle, and Smart Stacks and third-party product Ab Away. Sales of our own products made up almost 72% of our revenues for the six months ended June 30, 2003, increasing to approximately $676,000 from approximately $653,000 (59% of total revenues) for the same period in 2002. During the six months ended June 30, 2003, our product Derma Wand generated approximately $455,000 in sales, or roughly 48% of our total sales for the period in comparison to approximately $645,000 (58% of total sales) for the same period in 2002. The products that provided most of our revenue in the quarter ended June 30, 2002, were our Derma Wand and third-party products Aussie Nads, Cybersonic and Pack Max.

Gross  Margin

Gross margin percentage remained steady at approximately 54% for the six months ended June 30, 2003. Although revenues were down from the comparative period, gross margin was identical due to the fact that we received more of our total revenues in the six months ended June 30, 2003 from the sales of our own products as compared to the same period in 2002. For the six months ended June 30, 2003, we received gross margins of approximately $295,000 for Derma Wand, $96,000 for Nail Dazzle and $45,000 for Cybersonic, compared to the six months ended June 30, 2002, where we received gross margins of approximately $443,000 for Derma Wand, $26,000 for Pack Max and royalties of approximately $74,000 and $52,000 for Aussie Nads and Cybersonic, respectively.

Operating  Expenses

Total operating expenses increased to approximately $588,000 for the six months ended June 30, 2003, from approximately $574,000 for the six months ended June 30, 2002, up approximately 14,000, or 2%. The majority of the increase can be attributed to increases in depreciation ($13,149) and rent ($9,222).

Net  Income

As discussed in the quarterly analysis this year's income is attributed to a gain realized from the forgiveness of interest expense previously accrued on the note payable to shareholder. Our operating loss for the six months ended June 30, 2003 increased to approximately $81,000 from an operating income of approximately $21,000 for the same period in 2002, for a swing of $102,000. The substantial increase in our operating loss is attributed to the 15% drop in revenue.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003, we had no cash, compared to approximately $21,000 at December 31, 2002. We generated positive cash flow from operations of approximately $12,000 for the six months ended June 30, 2003, most of which was used to pay down advances from related parties, compared to positive cash flow from operations of approximately $97,000 for the six months ended June 30, 2002.

The Company has a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000. During the period, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust are in the process of re-writing the note. A gain of $148,483 has been recorded in connection with the amount of accrued interest forgiven on the note.

Currently, we have granted 1,115,000 stock options, 120,000 with a $0.50 exercise price, 310,000 with a $2.00 exercise price and 685,000 with a $1.50 exercise price. To date, a total of 24,000 stock options have been exercised at $0.50 for $12,000. If the optionees exercise the remainder of these options over the next four years as they vest, we will receive approximately $1,700,000 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $84,000 that we will recognize over the next four years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $1,054,000 over the next four years in accordance with the fair value based method prescribed in SFAS 123.

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2002 and 2001. In addition, the Company has a working capital deficiency of approximately $505,000 and an accumulated deficit of approximately $1,220,000 as of June 30, 2003. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next nine months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32     Certifications  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K

No  reports  on  Form  8-K  were  filed  during the quarter ended June 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INTERNATIONAL  COMMERCIAL  TELEVISION  INC.


Date:  August  11,  2003     By:  /s/  Kelvin  Claney
                                -------------------------
                             Name:  Kelvin  Claney
                             Title:  Chief  Executive  Officer


Date:  August  11,  2003     By:  /s/  Patrick  Lavin
                                -------------------------
                             Name:  Patrick  Lavin
                             Title:  Chief  Financial  Officer