Form 10QSB
period 2003-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2003-11-14
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the quarterly period ended September 30, 2003
                                         ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the transition period from__________ to __________

     Commission file number:     0-49638
                                 -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                           76-0621102
       -----------------------------     ---------------------------------
       State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2003, the Issuer had 10,633,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     FINANCIAL STATEMENTS                                               1

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                           22

ITEM 3.     CONTROLS AND PROCEDURES                                           26


PART II - OTHER INFORMATION
----------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  27

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 2003
               (unaudited) and December 31, 2002                               2

            Consolidated Statements of Operations for the three
               months ended September 30, 2003 and 2002 (unaudited)
               and for the nine months ended September 30, 2003 and
               2002 (unaudited)                                                3

            Consolidated Statements of Shareholders' Deficit for
               the nine months ended September 30, 2003 (unaudited)
               and year ended December 31, 2002                                4

            Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2003 and 2002 (unaudited)            5

            Notes to the Consolidated Financial Statements                  6-21

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                      (Unaudited - Prepared by Management)
                       ----------------------------------



                                                  September 30,  December 31,
                                                      2003           2002
                                                   (unaudited)
                                                   ------------  ------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                             $    25,268   $    21,008
  Accounts receivable                                   24,754        21,750
  Inventory, net                                            50            50
  Prepaid expenses and deposits                         18,542        52,110
                                                   ------------  ------------
    Total current assets                                68,614        94,918
                                                   ------------  ------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                              110,869       116,279
  Less accumulated depreciation                         41,959        21,239
                                                   ------------  ------------
    Property and equipment, net                         68,910        95,040
                                                   ------------  ------------

      Total assets                                 $   137,524   $   189,958
                                                   ============  ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities         $   368,270   $   198,335
  Due to related parties                               340,741       359,830
                                                   ------------  ------------
    Total current liabilities                          709,011       558,165
                                                   ------------  ------------

NOTE PAYABLE AND ACCRUED INTEREST TO
  SHAREHOLDER:                                         590,723       729,588
                                                   ------------  ------------

SHAREHOLDERS' DEFICIT:
  Common stock                                             534           490
  Common stock committed                                     -        37,500
  Additional paid-in-capital                           293,087       325,131
  Accumulated deficit                               (1,371,831)   (1,266,916)
  Unearned compensation                                (84,000)     (194,000)
                                                   ------------  ------------
    Total shareholders' deficit                     (1,162,210)   (1,097,795)
                                                   ------------  ------------

      Total liabilities and shareholders' deficit  $   137,524   $   189,958
                                                   ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (Unaudited - Prepared by Management)
                               ----------------------------------


                                          For the three months ended  For the nine months ended
                                          --------------------------  --------------------------
                                          September 30, September 30, September 30, September 30,
                                              2003          2002          2003          2002
                                          (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                          ------------  ------------  ------------  ------------

NET SALES                                 $    78,695   $   245,154   $ 1,017,387   $ 1,352,374
COST OF SALES                                  47,632       165,168       479,784       677,057
                                          ------------  ------------  ------------  ------------
GROSS PROFIT                                   31,063        79,986       537,603       675,317
                                          ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Depreciation                                  7,183         8,855        22,163        10,686
  General and administrative                  125,982       201,112       483,359       552,664
  Selling and marketing                        33,168       155,139       115,589       241,308
  Royalties                                     5,750        16,125       108,856       130,212
  Rent                                          8,362         7,486        38,267        28,169
                                          ------------  ------------  ------------  ------------
    Total operating expenses                  180,445       388,717       768,234       963,039
                                          ------------  ------------  ------------  ------------

OPERATING LOSS                               (149,382)     (308,731)     (230,631)     (287,722)

OTHER EXPENSES:
  Interest expense                              2,730         9,143        13,149        26,653
  Interest expense, shareholder                     -        10,240         9,618        30,428
                                          ------------  ------------  ------------  ------------
    Total other expenses                        2,730        19,383        22,767        57,081
                                          ------------  ------------  ------------  ------------

OTHER INCOME:
  Income from forgiveness of accrued
  Interest on related party note payable            -             -       148,483             -
                                          ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                     (152,112)     (328,114)     (104,915)     (344,803)

INCOME TAXES                                        -             -             -             -
                                          ------------  ------------  ------------  ------------

NET LOSS                                  $  (152,112)  $  (328,114)  $  (104,915)  $  (344,803)
                                          ============  ============  ============  ============


BASIC LOSS PER SHARE                      $     (0.01)  $     (0.03)  $     (0.01)  $     (0.03)
                                          ============  ============  ============  ============

FULLY DILUTED LOSS PER SHARE              $     (0.01)  $     (0.03)  $     (0.01)  $     (0.03)
                                          ============  ============  ============  ============

The  accompanying  notes  are an integral part of these consolidated statements.

                                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                          (Unaudited - Prepared by Management)
                                           ----------------------------------


                                   Common Stock         Common   Additional
                                 $0.001 par value       Stock      Paid-In    Accumulated     Unearned
                                Shares      Amount    Committed    Capital      Deficit      Compensation      Totals
                              -----------  --------  -----------  ----------  ------------  --------------  ------------
Balances, January 1, 2002     10,249,500   $   150   $        -   $ (11,873)  $  (707,860)  $    (280,000)  $  (999,583)

Issuance of common stock         339,688       340            -     509,200             -               -       509,540

Deferred issuance costs
  applied                              -         -            -    (124,996)            -               -      (124,996)

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                 -         -            -           -             -          28,000        28,000


Net loss                               -         -            -           -      (344,803)              -      (344,803)
                              ------------------------------------------------------------------------------------------

Balances, September 30,
  2002 (unaudited)            10,589,188       490            -     372,331    (1,052,663)       (252,000)     (931,842)

Stock options cancelled                -         -            -     (47,200)            -          47,200             -

Common stock committed
  for services                         -         -       37,500           -             -               -        37,500

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                 -         -            -           -             -          10,800        10,800

Net loss                               -         -            -           -      (214,253)              -      (214,253)
                              ------------------------------------------------------------------------------------------

Balances, December 31,
  2002                        10,589,188       490       37,500     325,131    (1,266,916)       (194,000)   (1,097,795)

Issuance of common stock          49,000        49      (37,500)     49,451             -               -        12,000

Common stock returned to
  treasury and cancelled          (5,000)       (5)           -      (7,495)            -               -        (7,500)

Stock options cancelled                -         -            -     (74,000)            -          74,000             -

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                 -         -            -           -             -          36,000        36,000

Net loss                               -         -            -           -      (104,915)              -      (104,915)
                              ------------------------------------------------------------------------------------------

Balances, September 30,
  2003 (unaudited)            10,633,188   $   534   $        -   $ 293,087   $(1,371,831)  $     (84,000)  $(1,162,210)
                              ==========================================================================================

The  accompanying  notes  are an integral part of these consolidated statements.

                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (Unaudited - Prepared by Management)
                             ----------------------------------


                                                                 September 30, September 30,
                                                                     2003          2002
                                                                 (unaudited)   (unaudited)
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (104,915)  $  (344,803)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                    22,163        10,686
      Common stock issuance for consulting services                        -        75,000
      Gain on disposition of property and equipment                   (1,443)            -
      Income from forgiveness of accrued interest on related
        party note payable                                          (138,865)            -
      Amortization of deferred compensation under nonqualified
        stock option plan                                             36,000        28,000
      (Increase) decrease in accounts receivable                      (3,004)       12,828
      Decrease in inventory                                                -           350
      Decrease (increase) in prepaid expenses                         33,568       (11,825)
      Increase in accounts payable and accrued liabilities           169,935        40,106
      Increase in accrued interest on note payable                         -        30,428
                                                                 ------------  ------------
        Net cash provided by (used in) operating activities           13,439      (159,230)
                                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property and equipment                  2,867             -
  Additions to property and equipment                                 (1,957)       (6,054)
                                                                 ------------  ------------
        Net cash provided by (used in) investing activities              910        (6,054)
                                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                                               -        (1,792)
  Advances from related parties                                      167,492       116,856
  Payments to related parties                                       (186,581)     (258,645)
  Common stock cancelled and returned to treasury                     (3,000)            -
  Proceeds from issuance of common stock                              12,000       352,041
                                                                 ------------  ------------
        Net cash (used in) provided by financing activities          (10,089)      208,460
                                                                 ------------  ------------

NET INCREASE IN CASH                                                   4,260        43,176

CASH, beginning of the period                                         21,008             -
                                                                 ------------  ------------

CASH, end of period                                              $    25,268   $    43,176
                                                                 ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest expense paid                                          $    13,149   $    11,448
                                                                 ============  ============
  Income taxes paid                                              $         -   $         -
                                                                 ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
  Forgiveness of accrued interest on related party note payable  $   148,483   $         -
                                                                 ============  ============
  Common stock cancelled and returned to treasury                $     4,500   $         -
                                                                 ============  ============

The  accompanying  notes  are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

Nature  of  operations
----------------------

The Company sells various consumer products. The products are primarily marketed and sold through infomercials. The products are sold throughout the United States and internationally via the infomercials. Although the companies are incorporated in Nevada and British Columbia, operations are currently run from Washington State and British Columbia.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New accounting pronouncements
-----------------------------

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2003, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2003 and December 31, 2002, all of the Company's trade receivables were due from three and two customers, respectively.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2003, management expects these assets to be fully recoverable.

Depreciation expense amounted to $7,183 and $8,855 for the three months ended September 30, 2003 and 2002, respectively, and $22,163 and $10,686 for the nine months ended September 30, 2003 and 2002, respectively.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

The following is a summary of stock options granted under the existing stock option plan for the nine months ended September 30, 2003 and year ended December 31, 2002:

                                         Number of Shares
                                ---------------------------------
                                              Non-                 Exercise
                                Employee    Employee     Totals     Price
                                ---------  ----------  ----------  --------
Balance, January 1, 2002         350,000   1,125,000   1,475,000
  Granted on December 31, 2002         -     685,000     685,000   $   1.50
  Cancelled during the year            -     (86,000)    (86,000)  $   0.50
  Cancelled during the year            -    (435,000)   (435,000)  $   2.00
                                ---------  ----------  ----------

Balance, December 31, 2002       350,000   1,289,000   1,639,000
  Cancelled during the period    (50,000)    (24,000)    (74,000)  $   0.50
  Cancelled during the period   (300,000)   (150,000)   (450,000)  $   2.00
                                ---------  ----------  ----------

Balance, September 30, 2003            -   1,115,000   1,115,000
                                =========  ==========  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Following are the weighted average assumptions used for the nine months ended September 30:

                             2003      2002
                           --------  --------
  Risk-free interest rate     4.00%     5.88%
  Expected dividend yield        -         -
  Expected lives            5 years   5 years
  Expected volatility         58.3%     50.0%

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months and nine months ended September 30:

                                                 For the three months ended         For the nine months ended
                                              --------------------------------  --------------------------------
                                               September 30,    September 30,    September 30,    September 30,
                                                   2003             2002             2003             2002
                                              ---------------  ---------------  ---------------  ---------------
Net loss as reported                          $     (152,112)  $     (328,114)  $     (104,915)  $     (344,803)
Deduct:
  Total stock based employee compensation
  determined under fair value method for all
  awards, net of related tax effects                       -                -           87,705          117,800
                                              ---------------  ---------------  ---------------  ---------------

  Pro forma net loss                          $     (152,112)  $     (328,114)  $     (192,620)  $     (462,603)
                                              ===============  ===============  ===============  ===============

Earnings per share:
  Basic - as reported                         $        (0.01)  $        (0.03)  $        (0.01)  $        (0.03)
                                              ===============  ===============  ===============  ===============
  Basic - pro forma                           $        (0.01)  $        (0.03)  $        (0.02)  $        (0.03)
                                              ===============  ===============  ===============  ===============

  Diluted - as reported                       $        (0.01)  $        (0.03)  $        (0.01)  $        (0.03)
                                              ===============  ===============  ===============  ===============
  Diluted - pro forma                         $        (0.01)  $        (0.03)  $        (0.02)  $        (0.03)
                                              ===============  ===============  ===============  ===============

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

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of BBT, which owned or controlled all of the equity interest in WSL, RJML and BBIL. Under the agreement,

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  2  -  BUSINESS  ACQUISITION  (CONTINUED)

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

Bondzalot
---------

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products ("Products"). The individual has granted the exclusive right to market through all forms of distribution a product to be known as BondzalotTM in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long-form infomercial ("Program") and pay a royalty on a per unit basis at a price to be determined. The Company agrees to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted (December 15, 2002), to retain the exclusive rights, otherwise the license shall revert to a non-exclusive license. The initial term of the agreement is five years starting July 8, 2002. The agreement automatically and continually renews for successive additional five-year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

TwinTech(TM)
------------

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

On  April  28,  2003,  the  Company  entered  into  a Broadcast Video Production
Agreement with Real to Reel Productions ("Real to Reel") whereby Real to Reel will render various services related to the production of an infomercial designed to sell the TwinTechTM Automotive Engine Treatment Additive. In addition to the production fee, the Company shall pay a royalty based on gross sales generated from the infomercial. The term of the agreement is five years and Real to Reel retains the right of first refusal for subsequent new shows to further promote the product.

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

Other  matters
--------------

For the period from April 1, 2000 through September 30, 2003, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

On September 28, 2002, the Company entered into an operating lease agreement for office facilities from an unrelated party for approximately $2,100 per month. The lease expired on October 1, 2003.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $322,130 and $288,656 as of September 30, 2003 and December 31, 2002, respectively. Interest rates charged during these periods ranged from 5.25% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $18,611 and $71,174 as of September 30, 2003 and December 31, 2002, respectively. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During the period, the shareholder agreed to forego all interest owed in connection with this note and is in the process of re-writing the note. A gain of $148,483 ($0.01 per share) has been recorded in connection with the amount of accrued interest forgiven on the note. The note is unsecured.

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $15,000 and $31,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $194,000 and $118,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, as of September 30, 2003, the Company has a receivable from one of the entities controlled by a director, amounting to $15,000 for product sales. No such receivable existed as of December 31, 2002.

The Company has made purchases from entities controlled by a common director and a shareholder. Although no such purchases were made from these entities for the three months ended September 30, 2003 and 2002, respectively, purchases from these entities amounted to approximately $182,000 and $56,000 for the nine months ended September 30, 2003 and 2002, respectively.


NOTE  8  -  CAPITAL  TRANSACTIONS

Between the periods February 12, 2002 to June 21, 2002, the Company issued 234,688 shares of its common stock at $1.50 per share for $352,041.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

During the period, 24,000 options were exercised at $0.50 per share, for a total of $12,000.


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

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                                  Income        Shares       Per Share
For the nine months ended September 30, 2003:  (Numerator)   (Denominator)    Amount
---------------------------------------------  ------------  -------------  -----------
Basic and fully diluted income per share
----------------------------------------

Income available to common shareholders        $  (104,915)     10,617,492  $    (0.01)
                                               ============  =============  ===========

                                                  Income        Shares       Per Share
For the nine months ended September 30, 2002:   (Numerator)  (Denominator)    Amount
---------------------------------------------  ------------  -------------  -----------

Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders          $  (344,803)     10,450,053  $    (0.03)
                                               ============  =============  ===========

                     INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  9  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE  (CONTINUED)

                                                   Income        Shares       Per Share
For the three months ended September 30, 2003:  (Numerator)   (Denominator)    Amount
----------------------------------------------  ------------  -------------  -----------
Basic and fully diluted income per share
----------------------------------------

Income available to common shareholders         $  (152,112)     10,625,101  $    (0.01)
                                                ============  =============  ===========

                                                   Income        Shares      Per Share
For the three months ended September 30, 2002:   (Numerator)  (Denominator)    Amount
----------------------------------------------  ------------  -------------  -----------

Basic and fully diluted income per share
----------------------------------------

Income available to common shareholders         $  (328,114)     10,555,855  $    (0.03)
                                                ============  =============  ===========

NOTE  10  -  INCOME  TAXES

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

The Company had net operating losses of approximately $1,640,000 related to US federal, foreign and state jurisdictions through September 30, 2003. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of September 30:

                                 2003          2002
                             ------------  ------------

Net operating loss           $   336,000   $   250,000
Basis of investments           2,327,000     2,430,000
Basis of intangibles             428,000       428,000
Basis of stock options           103,000             -
Accumulated amortization         (94,000)      (72,000)
Accumulated depreciation          (8,000)       12,000
State taxes                     (125,000)     (124,000)
                             ------------  ------------
  Total deferred tax assets    2,967,000     2,924,000
Valuation allowance           (2,967,000)   (2,924,000)
                             ------------  ------------
  Net deferred tax assets    $         -   $         -
                             ============  ============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


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

Information with respect to the Company's operating loss by geographic area is as follows:


                               For the nine months ended                  For the nine months ended
                                  September  30,  2003                       September 30, 2002
                          ---------------------------------------  ----------------------------------------
                          Domestic    International     Totals      Domestic    International     Totals
                          ---------  ---------------  -----------  ----------  ---------------  -----------
Net sales                 $ 166,575  $      850,812   $1,017,387   $   7,893   $    1,344,481   $1,352,374
Cost of sales                23,200         456,584      479,784      11,478          665,579      677,057
                          ---------  ---------------  -----------  ----------  ---------------  -----------
Gross profit                143,375         394,228      537,603      (3,585)         678,902      675,317
                          ---------  ---------------  -----------  ----------  ---------------  -----------

Operating expenses:
  Depreciation                3,629          18,534       22,163           -           10,686       10,686
  General and
    administrative           79,140         404,219      483,359           -          552,664      552,664
  Selling and marketing      18,925          96,664      115,589           -          241,308      241,308
  Royalties                  17,823          91,033      108,856           -          130,212      130,212
  Rent                        6,265          32,002       38,267      28,169                -       28,169
                          ---------  ---------------  -----------  ----------  ---------------  -----------
Total operating expense     125,782         642,452      768,234      28,169          934,870      963,039
                          ---------  ---------------  -----------  ----------  ---------------  -----------

Operating income (loss)   $  17,593  $     (248,224)  $ (230,631)  $ (31,754)  $     (255,968)  $ (287,722)
                          =========  ===============  ===========  ==========  ===============  ===========



                             For the three months ended               For the three months ended
                                 September 30, 2003                        September 30, 2002
                         --------------------------------------  ---------------------------------------
                         Domestic    International     Totals     Domestic    International     Totals
                         ---------  ---------------  ----------  ----------  ---------------  ----------
Net sales                $       -  $       78,695   $  78,695   $   7,893   $      237,261   $ 245,154
Cost of sales                    -          47,632      47,632      11,478          153,690     165,168
                         ---------  ---------------  ----------  ----------  ---------------  ----------
Gross profit                     -          31,063      31,063      (3,585)          83,571      79,986
                         ---------  ---------------  ----------  ----------  ---------------  ----------
Operating expenses:
  Depreciation                   -           7,183       7,183           -            8,855       8,855
  General and
    administrative               -         125,982     125,982           -          201,112     201,112
  Selling and marketing          -          33,168      33,168           -          155,139     155,139
  Royalties                      -           5,750       5,750           -           16,125      16,125
  Rent                           -           8,362       8,362       7,486                -       7,486
                         ---------  ---------------  ----------  ----------  ---------------  ----------
Total operating expense          -         180,445     180,445       7,486          381,231     388,717
                         ---------  ---------------  ----------  ----------  ---------------  ----------

Operating loss           $       -  $     (149,382)  $(149,382)  $ (11,071)  $     (297,660)  $(308,731)
                         =========  ===============  ==========  ==========  ===============  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE 12 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flows from operating activities for the nine-month periods ended September 30, 2003, the Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the nine month period ended September 30, 2002. In addition, the Company has a working capital deficiency of approximately $640,000 and an accumulated deficit of approximately $1,370,000 as of September 30, 2003. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended September 30, 2003, with the quarter ended September 30, 2002.

Revenues

Our revenues decreased to approximately $79,000 for the quarter ended September 30, 2003, from approximately $245,000 for the quarter ended September 30, 2002, down 68%. In 2003, as was the case in 2002, we focused on the international markets, with all of our revenue coming from international sales in comparison to almost all in 2002. The products that provided all of our revenue in the quarter ended September 30, 2003, were our own products Derma Wand, BetterBlocks and Smart Stacks. In comparison, the products that provided most of our revenue in the quarter ended September 30, 2002 were our own SprintR and Derma Wand and third-party product Fight the Fat. Sales of our own products made up less than half of our total revenues for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, our product Derma Wand generated approximately $50,000 in sales, or roughly 63% of our total sales for the quarter in comparison to approximately $36,000 (15% of total sales) for the same period in 2002.

Gross  Margin

Gross margin percentage increased to approximately 40% in the quarter ended September 30, 2003, from approximately 33% in the quarter ended September 30, 2002. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the quarter ended September 30, 2003 from the sale of our products whereas in the quarter ended September 30, 2002 we received more revenue from sales of third-party products, where our cost of sales are much higher. In the quarter ended September 30, 2003, we received gross margins of approximately $28,000 for Derma Wand and $7,000 for BetterBlocks, whereas in the quarter ended September 30, 2002, we received gross margins of approximately $22,000 for Derma Wand, $26,000 for Pack Max and royalties of approximately $17,000 and $24,000 for Aussie Nads and Cybersonic.

Operating  Expenses

Total operating expenses decreased to approximately $180,000 in the quarter ended September 30, 2003, from approximately $388,000 in the quarter ended September 30, 2002, down approximately 208,000, or 54%. The majority of the decrease can be attributed to decreases in selling and marketing expenses ($121,971) and general and administrative expenses ($75,130). Management's efforts over the past six months to streamline operations is the main reason for the decrease in operating expenses. Lower revenues for the quarter ended September 30, 2003 versus the same period in 2002 had a minimal influence on the lower expenses.

Net  Income

To date, we have not achieved profitability on a consistent basis. Although our sales are down 68% and our gross profit is down 61% in comparison to the same period in 2002, our net loss this quarter is down almost 52%, again due to the dramatic decrease in operating expenses. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

Comparison  of  Year-to-Date  Results

The following discussion compares our results of operations for the nine months ended September 30, 2003, with the nine months ended September 30, 2002.

Revenues

Our revenues decreased to approximately $1,017,000 for the nine months ended September 30, 2003, from approximately $1,352,000 for the nine months ended September 30, 2002, down 25%. The products that provided most of our revenue in the nine months ended September 30, 2003, were our own products Derma Wand, Nail Dazzle and Smart Stacks, and third-party product Ab Away. Sales of our own products of approximately $754,000 made up almost 74% of our revenues for the nine months ended September 30, 2003, just slightly down from approximately $756,000 (56% of total revenues) for the same period in 2002. During the nine months ended September 30, 2003, our product Derma Wand generated approximately $505,000 in sales, or roughly 50% of our total sales for the period in comparison to approximately $681,000 (50% of total sales) for the same period in 2002. The products that provided most of our revenue in the quarter ended September 30, 2002, were our Derma Wand and third-party products Aussie Nads, Cybersonic and Pack Max.

Gross  Margin

Gross margin percentage increased slightly to approximately 53% for the nine months ended September 30, 2003 in comparison to approximately 50% for same period in 2002. Although revenues were down from the comparative period, gross margin was slightly higher due to the fact that we received more of our total revenues in the nine months ended September 30, 2003 from the sales of our own products as compared to the same period in 2002. For the nine months ended September 30, 2003, we received gross margins of approximately $324,000 for Derma Wand, $96,000 for Nail Dazzle and $45,000 for Cybersonic, compared to the nine months ended September 30, 2002, where we received gross margins of approximately $439,000 for Derma Wand, $52,000 for Pack Max and royalties of approximately $90,000 and $75,000 for Aussie Nads and Cybersonic, respectively.

Operating  Expenses

Total operating expenses decreased to approximately $768,000 for the nine months ended September 30, 2003, down from approximately $963,000 for the nine months ended September 30, 2002, down approximately $195,000, or 20%. The majority of the decrease can be attributed to reductions in selling and marketing expenses ($125,719) and general and administrative expenses ($69,305).

Net  Income

Our net loss for the nine months ended September 30, 2003 decreased to approximately $105,000 from approximately $345,000 for the same period in 2002, down almost $240,000. The substantial decrease in our operating loss is attributed to the dramatic reduction in operating expenses.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2003, we had approximately $25,000 in the bank compared to approximately $21,000 at December 31, 2002. We generated positive cash flow from operations of approximately $13,000 for the nine months ended September 30, 2003, compared to a negative cash flow from operations of approximately $160,000 for the nine months ended September 30, 2002.

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

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2002 and 2001. In addition, the Company has a working capital deficiency of approximately $640,000 and an accumulated deficit of approximately $1,370,000 as of September 30, 2003. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next nine months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

REPORTS  ON  FORM  8-K

No  reports  on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL COMMERCIAL TELEVISION INC.


Date: November 12, 2003             By:  /s/ Kelvin Claney
                                         -------------------------
                                    Name:  Kelvin Claney
                                    Title: Chief Executive Officer


Date: November 12, 2003             By:  /s/ Patrick Lavin
                                         -------------------------
                                    Name:  Patrick Lavin
                                    Title: Chief Financial Officer