Form 10KSB
period 2003-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2004-04-14
CIK 1076522

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   __________________________________________

                                   FORM 10-KSB
(Mark  one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange
     Act of 1934
                 For the fiscal year ended   December 31, 2003
                                           ---------------------
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition Period from           to
                                                ----------   ----------

                         Commission file number: 0-49638
                                                 -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
              ---------------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                    76-0621102
     ----------------------------                  -----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

        10245 Sunrise Place NE
         Bainbridge Island, WA                              98110
 (Address of principal executive offices)                 (Zip Code)

                   Issuer's telephone number:  (206) 842-3729
                                              ---------------

Securities registered under Section 12(b)
       of the Exchange Act:
        (Title  of  Class)                  Name of exchange on which registered

             None                                          OTCBB
-------------------------------------        -----------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:$1,086,353
                                                             ----------

The aggregate market value of the common stock held by non-affiliates of the registrant on March 30, 2004, based on the average bid and asked price on that date, being $0.75, was approximately $2,400,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2004, the registrant had 10,635,188 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents  Incorporated  by  Reference:  None

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ]   No [X]

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

PART  I                                                                     PAGE
Item  1.     Description  of  Business . . . . . . . . . . . . . . . . . . . . 1
Item  2.     Description  of  Property . . . . . . . . . . . . . . . . . . . .13
Item  3.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . .13
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders . . .13

PART  II
Item  5.     Market  for  Common  Equity  and Related Stockholder Matters. . .13
Item  6.     Management's  Discussion  and  Analysis  of Financial Condition
             And Results  of  Operations . . . . . . . . . . . . . . . . . . .15
Item  7.     Financial  Statements . . . . . . . . . . . . . . . . . . . . . .21
Item  8.     Changes  In  and  Disagreements  With Accountants on Accounting
             and Financial  Disclosure . . . . . . . . . . . . . . . . . . . .21
Item  8A.    Controls and Procedures . . . . . . . . . . . . . . . . . . . . .21

PART  III
Item  9.     Directors,  Executive  Officers,  Promoters  and  Control
             Persons; Compliance With Section 16(a) of the Exchange Act,
             Audit Committee and Code of Ethics. . . . . . . . . . . . . . . .21
Item  10.    Executive  Compensation . . . . . . . . . . . . . . . . . . . . .23
Item  11.    Security  Ownership  of  Certain  Beneficial Owners
             and Management. . . . . . . . . . . . . . . . . . . . . . . . . .24
Item  12.    Certain  Relationships  and  Related  Transactions. . . . . . . .25
Item  13.    Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . .26
Item  14.    Principal Accountant Fees and Services. . . . . . . . . . . . . .27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-1

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

We currently produce short-form and long-form infomercials. A short-form infomercial is a 30-second, 60-second, or 120-second spot, while a long-form
infomercial  is  a  28  1/2-minute  direct  response  commercial.   Short-form
infomercials generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less. Long-form infomercials generally feature products with a selling price of $30 - $300 and are generally unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

Our international division has been our primary revenue source for the fiscal years ended December 31, 2003 and 2002. Over 82% of our sales for the year ended December 31, 2003, were generated from products sold internationally, as compared to over 95% for the same period in 2002. In 2001 our focus shifted to the international market for several reasons. First, we perceived a high demand for infomercial products in the international market. Second, our management has relationships with several international infomercial operators, and we believed we could use those relationships to our advantage, especially when marketing our own products. Finally, many of our infomercials for our primary products are awaiting editing for either rollout or testing, and the funds required for production will come from additional financing or cash flow.
Although we plan to continue to devote attention to and to expand our international operations, we expect the vast majority of our revenue in the future to come from domestic sales.

In addition to products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), we act as the international distributor for products owned by third parties (which we refer to as "third-party products"). For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. In most instances, there are previously existing infomercials for the third-party products. We generated approximately 25% and 39% of our total revenue for the years ended December 31, 2003 and 2002, respectively, from the sale of third-party products.

We are a Nevada corporation, and our headquarters are located at 10245 Sunrise Place NE, Bainbridge Island, WA 98110.

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

In April 2000, Moran Dome entered into and closed a share and option purchase agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust, which owned or controlled all of the equity interest in Windowshoppc.com Limited ("WSL"), R.J.M. Ventures Limited ("RJML") and Better Blocks International Limited. Under the agreement, Moran Dome purchased all of the equity interest in Windowshoppc.com Limited and R.J.M. Ventures Limited and an option to purchase all of the equity in Better Blocks International Limited, as well as a license to all of the assets owned by Better Blocks International Limited. The purchase price under the agreement was 8,000,000 shares of Moran Dome's common stock and a $590,723 promissory note. The option exercise price is the issuance of another 500,000 shares of our common stock.

Following the transaction with The Better Blocks Trust, our objective has been to acquire products by either licensing arrangement or acquisition that are suitable for profitable direct response television advertising.

In March 2001, we amended and restated our articles of incorporation and changed our name from Moran Dome Exploration, Inc. to International Commercial Television Inc. ("ICTV").

Strategic Media Marketing Corp. ("SMM") was incorporated in the Province of British Columbia on February 11, 2003. SMM is 100% wholly-owned by ICTV. SMM will purchase media time for ICTV.

During the year, we transferred all assets and commitments of WSL and RJML directly to ICTV. We concurrently had WSL and RJML removed from the New Zealand Registrar of Companies.

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

MARKET  OPPORTUNITY

Direct  Response  Industry
--------------------------

Direct  response  marketing has enjoyed dramatic growth in the last five years.

The most comprehensive and current review of the direct response market is the Economic Impact analysis published by the Direct Marketing Association ('DMA') [October 2003 Economic Impact: U.S. Direct & Interactive Marketing Today, Direct Marketing Association].

Evidence of growing consumer acceptance of direct response is readily apparent from the DMA study of the US market:

     - 2003 direct response sales are estimated at $635 billion, a 6.6 percent increase over 2002. Direct-order sales are projected to compound 7.3 percent annually, exceeding $900 billion in 2008.

     - The Internet has emerged as the newest and most rapidly growing sector of the direct marketing industry. American direct marketers are forecast to generate $41 billion in Internet sales for 2003, an increase of 22 percent over 2002. Over the next five years, web-driven sales are estimated to compound 21 percent annually to reach $104 billion.

Direct Response Television ("DRTV") has been a leading element in the direct response surge, growing by 10.7 percent yearly from 1997 to 2002.

Traditional  US  Retail  Market
-------------------------------

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

When we evaluate a product for its suitability for an infomercial, we consider how appropriate it is for television demonstration and explanation and how consumers will perceive the value of the product. Part of our selection criteria for new products is as follows:

     - Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace. Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

     - Must support a 4 - 5 times mark-up from landed cost while still representing good perceived value to the consumer;

     - Must have a unique "hook" to be able to catch the attention of the viewer - infomercials simply portray the consumer's problem and the solution provided by the product and usually present a significant before and after state - the bigger the problem solved by the product, the greater the sales potential;

     -    Easily and effectively promoted through sustained television branding;

     - Supports a margin sufficiently high enough to maintain profitability to us when sold through conventional retailers;

     -    Has  high  volume  sales  potential,  to  ensure  retailer  interest;

     - Exhibits potential for "back-end" sales either through traditional retail or by company-run "auto ship" continuity programs - the more related products that are available for upsell/back-end campaigns, the wider the advantage in the infomercial marketplace;

     - Should have the potential to be turned into a long-term retail plannogram item - a product can drive retail sales by capitalizing on awareness advertising that is created with a successful infomercial; and

     -    Must  be  relatively  easy  to  ship.

Our primary product categories are Health and Beauty, Automotive Aftermarket, and Diet and Fitness. These categories have performed well in DRTV campaigns and they move smoothly to retail sales channels. Retail buyers seek out new and better products in these categories, especially branded products that have gained a high profile through television.

Our  corporate  e-commerce  website  is  located  at  www.ictvonline.com.

The following is a list of products we own or have certain rights to and that we are currently marketing or plan to market over the next twelve months.

Automotive  Products
--------------------

Infomercials in the automotive products market have traditionally done very well (e.g. Dura Lube, Z-Max, etc.) and the brand awareness of automotive infomercial products has translated to strong retail sales through chain stores. The automotive products category will be anchored by our newest product, TwinTech(TM).

TwinTech(TM)
------------

TwinTech(TM) is a two-in-one engine treatment that combines the benefits of both an oil additive and a fuel additive in one product, delivered via the gas tank. We recently secured an exclusive international distribution agreement with the developer of the product chemistry to market and distribute TwinTech(TM), and began infomercial production in June 2003.

Other
-----

We have also obtained and developed two other products in this category, and for business and competitive reasons we cannot disclose more details.

Health  and  Beauty  Products
-----------------------------

The Health and Beauty category is a strong and proven DRTV category as products in this category demonstrate well on television with before and after clinicals, possess high profit margins, and are aimed at the highly motivated "Fountain of Youth" markets.

Derma  Wand
-----------

We have a worldwide license to sell the Derma Wand, a skin care appliance that reduces fine lines and wrinkles and improves overall skin appearance. We own a long-form infomercial which to date has been placed in weekly media schedules in the Philippines, South Africa, Finland, Sweden, Denmark, Holland and the UK.

We have concluded a distribution agreement with Creative Nations International to supply the Derma Wand to international operators in the previously untested areas of South Korea, Japan, Southeast Asia, Australia, New Zealand, Central and South America where an initial test in Ecuador has proved extremely strong. Full rollout in the South American market will take place in the second quarter of 2004.

For the years ended December 31, 2003 and 2002, we generated approximately $529,000 and $838,000 in revenue from international sales of Derma Wand(TM). The price consumers pay for Derma Wand(TM) varies from country to country, however, it generally ranges from approximately $100-$120.

The Derma Wand and associated DermaVital skin care products are long-term continuity products. Once the show begins to air in the U.S. market, corresponding Internet sales will also increase.

DermaVital  Hydra  Infusion  Treatment
--------------------------------------

DermaVital is a product that allows water to penetrate the skin's surface, thus re-hydrating the deeper layers. Medical experts, including dermatologists, agree -- dehydration or lack of water, is a major cause of skin problems. The problem is that the skin by itself is virtually waterproof and water cannot penetrate its resilient surface. This moisturizing formula has been granted a U.S. Government patent for its ability to send water into the deeper layers of the skin where it is most needed. The result is a deeper moisturization that softens, cleanses and hydrates the skin in a way that enhances and supports your skin's own natural functions.

Diet  Shows
-----------

We have exclusive agreements with two individuals and plan to produce infomercials featuring both of these personalities with strong emphasis on vitamin supplement continuity programs.

Additional  Products  -  Various  Categories
--------------------------------------------

Air-O-Space  5-in-1  SofaBed
----------------------------

AIR-O-SPACE Bed is a inflatable bed system that has five different furniture configurations. It is a sofa, lounger, recliner, bed, and a children's high-rise sleeper all-in-one product. Made to exacting standards, this quality inflatable product comes with its own turbo action inflatable/deflatable pump, an emergency repair kit and a travel bag for easy portability.

BetterBlocks(TM)
----------------

In April 2000 we acquired the exclusive, royalty-free worldwide license to manufacture, market and distribute BetterBlocks(TM), a patented plastic toy building system, under the Share and Option Purchase Agreement with The Better Blocks Trust. Prior to our acquisition of BetterBlocks(TM) sales of BetterBlocks(TM) had been impressive, more than 5 billion individual blocks having been sold since the first short-form infomercial ran on Nickelodeon. BetterBlocks(TM) has been sold mainly through DRTV, mail order catalogues, retail and the television shopping channel QVC. In one 24-hour period on QVC $1.3 million worth of BetterBlocks(TM) were sold.

We also own a long-form infomercial. This infomercial was recently edited and tested successfully late 2003 in Europe. As a result of this test there is now strong interest in international infomercial operators to run BetterBlocks(TM) in their various markets including Japan. Japan is second only to the US market in the sales of children's building blocks and our associate there is particularly strong in the toy market.

For the years ended December 31, 2003 and 2002, BetterBlocks(TM) generated approximately 6% and .25% of our total revenue, respectively.

Smart Stacks(TM)
----------------

We acquired the rights to exclusively manufacture and market an innovative storage system known as "Smart Stacks(TM)". Since the long-form infomercial was first aired in October 1998, one million Smart Stacks(TM) storage systems have been sold worldwide, of which 400,000 of those were sold on QVC in triple pack form.

A new range of larger size Smart Stacks(TM) has just been completed and prototypes were shown to a large US home shopping channel who has indicated a willingness to sell them on their network subject to their approval of the final product. We intend to edit the Smart Stacks(TM) infomercial to feature this new range and test air the modified infomercial in the third quarter of 2004.

Our marketing efforts to date with regard to Smart Stacks(TM) have focused on the international market. Smart Stacks(TM) generated approximately 8% and 1% of our total revenues in each of the fiscal years ended December 31, 2003 and 2002, respectively.

Other
-----

We are currently developing two house ware products which we plan to produce infomercials for, the first is in the kitchenware category and the second is in the home domestic area.

We are also currently developing infomercials around two unique in-home fitness equipment pieces.

THIRD-PARTY  PRODUCTS

During the last two fiscal years, we sold the following third-party products, both domestically and internationally market: Ab Away, Aussie Nads, Cybersonic(TM), Fight The Fat, Mojave Sunglasses, Packmax, Perfect Pancake, Sofabed and X3D. Our rights to these third-party products are in the form of informal licenses from the owners of the products to act as the international distributor. As the international distributor, we locate international infomercial operators to air the infomercials, and we receive either royalties from the sales of the products or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. Approximately 25% of our total revenue for the year ended December 31, 2003 came from the sale of third-party products, as compared to 39% for the year ended December 31, 2002.

MARKETING,  SALES,  PRODUCTION  AND  DISTRIBUTION

We  use  infomercials  to  build  brand  awareness  and  identity.

Infomercials are designed to motivate the viewer to purchase the product immediately (or in the case of lead-generation DRTV, to inquire about the product). As a result, where brand TV spots generally focus on one key benefit, infomercials give the viewer all the information they need to make a purchasing decision, including presenting multiple features and benefits, and providing price and quality comparisons. Most infomercials also include a special time-sensitive offer designed to induce immediate response.

Infomercials  are  long-form  (28  minutes)  and  short-form  (1-2  minutes).
Infomercials are characterized by benefit-driven copy, captivating demonstrations and attractive offers. A typical infomercial consists of two or three "pods" that each last from 6 -12 minutes. Each pod contains product and benefit information for consumers to make a decision on whether or not to purchase. The pod concludes with a call-to-action (CTA) during which the seller asks for the order.

More importantly, we feel that infomercials build brand awareness. Viewers of a long-form infomercial are exposed to the name and features of a particular brand and product for nearly thirty minutes. We think that this brand recognition will make it easier to market the featured product in the retail environment, because consumers who have seen our infomercials will already have been exposed to the brand. We expect other products within the featured product's family to benefit from brand association in the retail environment. We believe this introduction of product family brands through infomercials will save much time, money and effort that we would otherwise have to spend on marketing if we were to introduce our products to traditional retail without airing the infomercials first.

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

MEDIA  TESTING

Once the infomercial is produced, we build up or acquire a small amount of inventory and purchase $10,000-$20,000 worth of media time through one of our preferred direct response television specialist media agencies to test the infomercial in select target markets. The agencies generally have comprehensive records of the markets and time slots in which certain product categories have historically sold well. The agencies also have comprehensive tracking and analyzing programs to test and track the sales response in the markets where we air our infomercials. The agencies will provide us with a report showing the amount of revenue generated from the infomercial as a ratio to media dollars spent. For example, a 2.5:1 ratio means that for every $1.00 spent on media, $2.50 was generated in sales. We take this information, along with other things such as cost of goods, fulfillment charges, telemarketing costs, insurance, returns, credit card commissions and shipping costs and generate our own reports to assess the success of the infomercial in our target markets.

PRODUCT  ROLLOUT

If a positive result is achieved during media testing, we will begin to build up inventory of the product and "roll out" the infomercial on a wider scale by increasing media spending on a weekly basis until a point just before returns diminish. When we roll out infomercials, we generally begin with a media spend of $75,000-$100,000 per week for media time for a long-form infomercial and a minimum of $50,000 per week for a short-form infomercial or spot. We monitor results, payoffs and profitability of our infomercials on a daily basis and aim to be very cautious as to when and how we go about rolling out our infomercials.

In our experience, a "good average" infomercial, which we define as having a media ratio of 2.5:1, will have a life span of 8 to 12 months and will, at its peak, sustain $150,000-$200,000 in media spending per week. A "hit" infomercial, which we define as having a media ratio of 4:1 or greater, will have a life span of 12 to 24 months, and at its peak, will sustain $600,000-$700,000 in media spending per week.

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

For the year ended December 31, 2003, international sales contributed to over 82% of our revenue as compared to almost 96% for the previous year. Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world. We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

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

Television advertising will continue during the transition from DRTV marketing to full retail placement. Television promotion at this point usually takes the form of 30-second and 15-second "brand-burster" commercials. From these messages, consumers learn that the product already introduced to them through infomercials is now available in retail stores. A "super special" dial-800 offer will be featured to strengthen the message.

These "brand-burster" advertisements are placed on cable channels, selected because of their reach or because the nature of the product coincides with the known interests of a particular audience [e.g. an automotive product infomercial appears on Speedvision, a cable channel drawing car buffs].

The objective of the DRTV strategy is to build brands that are attractive to our main target market - national retailers.

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

CUSTOMER  SERVICE

We aim to provide our customers with quality customer service. We generally offer an unconditional 30-day money back return policy to purchasers of our products. Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product's profitability. We have not performed any such investigations because our return ratios have been acceptable, in the range of three to five percent.

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

     -    TRADEMARKS

We have several registered trademarks for BetterBlocks(TM) in countries throughout the world. We have also registered trademarks in the United States for Derma Wand(TM), Smart Stacks(TM) and TwinTech(TM).

     -    PATENTS

We have patents for the toy building elements of BetterBlocks(TM) in several countries throughout the world. We also have the nonexclusive right to the use of the United States patent for Derma Wand(TM), as is necessary to manufacture, market and distribute Derma Wand(TM) and a United States patent for a unique cooking device.

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

Smart Stacks(TM)
----------------
     - Under a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks(TM), we are obligated to pay her royalties based on a certain percentage of the net sales of Smart Stacks(TM). The current term of the agreement terminates in May 2008. The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default, and are notified in writing of her intent to terminate the agreement.

     - Under a production agreement with the Broadcast Arts Group ("BAG"), we are obligated to pay BAG royalties based on a certain percentage of adjusted gross revenues from the sale of Smart Stacks(TM). We may terminate the contract with written notice if we elect not to air the infomercial and market the product.

Derma  Wand(TM)
---------------
     - Under a marketing and royalty agreement with the developer of Derma Wand(TM), we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

     - Under a production agreement with BAG, we are obligated to pay royalties to BAG based on adjusted revenues or units sold depending on various scenarios as defined in the agreement. The current term of the agreement terminates on August 31, 2005. The agreement will thereafter automatically and continually renew for successive additional 3-year terms unless either party is in material breach and the non-breaching party notifies the breaching party of its intent to terminate the agreement.

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

During the past two years we entered into the following agreements in connection with Nail Dazzle(TM), SprintR, Bondzalot(TM) and IBIZ with the obligation to pay royalties as follows:

Nail  Dazzle(TM)
----------------
     - In April 2003, we sold certain trademarks, a domain name, copyrights, infomercials and inventory, all relating to Nail Dazzle(TM) to a retail distribution company (the "Purchaser"). All commitments entered into by us in connection with Nail Dazzle(TM) have been transferred to and assumed by the Purchaser. In consideration for the sale, SHP has agreed to pay us a fixed percentage of royalty payments received from the Purchaser.

SprintR
---------
     - Under an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. ("LSSC"), we are obligated to pay LSSC a royalty per unit sold depending on various scenarios. The initial term of the agreement terminates in June 2007. The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default.

Bondzalot(TM)
-------------
     - Under an non-exclusive marketing and distribution agreement with an individual, we are obligated to pay him a royalty per unit sold at a price to be determined. The initial term of the agreement terminates in July 2007. The agreement automatically and continually renews for successive additional five years unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice.

IBIZ
----
     - Under an exclusive license agreement with IBIZ and its principal (collectively, "IBIZ"), we are obligated to pay a royalty at varying rates depending on various scenarios starting at $0.50 per kit. The initial term of the agreement terminates in September 2007 and shall continue in full force and effect unless terminated by mutual agreement. Upon expiration of the initial five-year term, the agreement automatically and continually renews for successive additional five years unless we notify IBIZ at least 30 days before the end of the then current term. On May 12, 2003 we terminated this agreement.

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

We are also subject to the Federal Mail/Telephone Order Rule. Under the Mail/Telephone Order Rule, it is an unfair or deceptive act or practice for a seller to solicit any order for the sale of merchandise to be ordered by the buyer through the mail or by telephone unless, at the time of the solicitation, the seller has a reasonable basis to expect that it will be able to ship the ordered merchandise to the buyer within 30 days after the seller's receipt of a properly completed order from the buyer. If the buyer uses credit to pay for the merchandise, the time period within which the seller must ship the merchandise to the buyer is extended to 50 days. Under the Mail/Telephone Order Rule, the seller, among other things, must provide the buyer with any revised shipping date. If the seller is unable to fulfill an order within 30 or 50 days, as the case may be, then the seller must provide the buyer an option either to consent to a delay in shipping or to cancel their order and receive a prompt refund.

There can be no assurance that new laws, rules, regulations or policies that may have an adverse effect on our operations will not be enacted or promulgated at a future date.

EMPLOYEES

We currently employ a total of three employees, all of whom are full-time. We consider our labor relations to be good. None of our employees are covered by a collective bargaining agreement. If our business grows as we project, we anticipate hiring another two employees in the next fiscal year.

RESEARCH  AND  DEVELOPMENT

Our research and development expenses were approximately $30,000 for the year ended December 31, 2003, and approximately $167,000 for the year-ended December 31, 2002. Our research and development costs have consisted of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. In 2003 we started production on our TwinTech(TM) infomercial. Under an arrangement made with a shareholder, the shareholder agreed to pay the entire infomercial production fee in return for a per kit royalty. This arrangement provides immediate benefit to us by reducing our up-front costs thus explaining the large decrease in research and development expense when comparing 2003 to 2002.

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


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

PROPERTIES

Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at no charge by Kelvin Claney, President of the Company. In addition, we rent an office in Vancouver, British Columbia for our international operations, where we have entered into a three-year lease commencing January 1, 2003 for approximately $3,600 per month for the first 12 months and approximately $4,000 per month for the subsequent 24 months.

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

No matters were submitted to the Company's shareholders during the year ended December 31, 2003.

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

Quarter ended       High    Low     Quarter ended     High    Low
------------------  -----  -----  ------------------  -----  -----
                      $      $                          $      $
December 31, 2003    1.60   0.45  December 31, 2002    3.75   1.10
September 30, 2003   1.65   0.65  September 30, 2002   3.81   1.81
June 30, 2003        2.45   1.25  June 30, 2002        n/a    n/a
March 31, 2003       2.35   1.30  March 31, 2002       n/a    n/a

HOLDERS

As of March 30, 2004, there were 10,635,188 shares of common stock outstanding, held by approximately 300 shareholders of record.

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

During the year ended December 31, 2003, 24,000 options were exercised at $0.50 per share, for a total of $12,000.


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

Many of our expenses for our own products are incurred up-front. Some of our up-front expenditures include infomercial production costs and purchases of media time. If our infomercials are successful, these up-front expenditures produce revenue as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our third-party products, because we merely act as the distributor for pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

RESULTS  OF  OPERATIONS

The following discussion compares operations for the fiscal year ended December 31, 2003 with the fiscal year ended December 31, 2002.

Revenues

Our revenues decreased to approximately $1,100,000 in 2003 from approximately $1,600,000 in 2002, down 33%. In 2003, as was the case for 2002, we focused on the international market, with almost 83% of our revenue coming from international sales. The products that provided most of our revenue in 2003 were our own products, Derma Wand(TM) and Nail Dazzle and third-party product, Ab Away. Down from 2002, sales of our own products made up the majority of our revenue in 2003, decreasing to approximately $816,000 (75% of total revenue) in 2003, compared to approximately $998,000 (61% of total revenue) in 2002.

In 2002, approximately $1,600,000 (96%) of our revenue came from international sales, which consisted primarily of sales of our own products, Derma Wand(TM) and SprintR and third-party products, Packmax, Cybersonic(TM) and Fight the Fat.

Derma Wand(TM) sales alone generated approximately 50% of our total sales for both 2003 and 2002, down from a high of $838,000, or 51% of our total revenue in 2002 to approximately $531,000, or 49% in 2003 due to slower demand internationally.

Gross  Margin

Gross margin percentage increased to approximately 65% in 2003 from approximately 52% in 2002. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in 2003 from the sales of our own products Derma Wand(TM) and Nail Dazzle, and less from the sales of third-party products like Ab Away, where we generally have a higher cost of sales than we do for our own products. In 2003, we received gross margins of approximately $341,000 for Derma Wand(TM), $110,000 for Nail Dazzle and $45,000 for Cybersonic(TM), whereas in 2002 we received gross margins of approximately $550,000 for Derma Wand(TM), $91,000 for Aussie Nads and $79,000 for Cybersonic(TM).

Operating  Expenses

Total operating expenses decreased to approximately $888,000 in 2003, down from approximately $1,334,000 in 2002, down approximately $446,000, or 33%. Lower revenues for the year ended December 31, 2003 versus 2002 had a minimal influence on the lower expenses. Management's efforts over the past nine months to streamline operations is the main reason for the decrease in operating expenses. The majority of the decrease can be attributed to decreases in selling and marketing ($267,328) and general and administrative expenses ($156,887). Selling and marketing expenses decreased 72% to approximately $102,000 in 2003 from approximately $370,000 in 2002. Most of the decrease is due to lower production/product development fees. In an effort to reduce production costs management entered into a funding agreement with a shareholder, whereby the shareholder agreed to pay the entire production fee of the TwinTech(TM) infomercial in return for a per kit royalty. General and administrative expenses decreased 21% to approximately $595,000 in 2003 from approximately $752,000 in 2002 due in most part to lower legal and accounting costs, which accounted for 80% of the decrease.

Net  Losses

To date, we have not achieved profitability. Our net loss decreased to approximately $181,000 in 2003 from approximately $559,000 in 2002 due in part to the gain from forgiveness of accrued interest on related party note payable. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003, we had approximately $31,000 on the books, compared to approximately $21,000 at December 31, 2002. We have relied on advances from related parties to fund operations in 2003 and to a lesser degree in 2002. We generated positive cash flow from operations of approximately $64,000 in 2003, compared to a negative cash flow from operations of approximately $446,000 in 2002. This use of cash was funded by our registered share offering in 2002.

The Company has a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000. During the year, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this. A gain of $148,483 has been recorded in connection with the amount of accrued interest forgiven on the note.

On September 28, 2001, we granted 1,475,000 stock options to our directors and officers: 280,000 with a $0.50 exercise price and 1,195,000 with a $2.00 exercise price. In connection with certain management changes made during the past two years, 1,235,000 stock options have been cancelled, 200,000 at $0.50 and 1,035,000 at $2.00. Subsequent to year-end, an additional 190,000 stock options were cancelled, 40,000 at $0.50 and 150,000 at $2.00.

On December 31, 2002, we granted 685,000 stock options at $1.50 to an officer and employees.

To date, a total of 24,000 stock options have been exercised at $0.50 for $12,000. If the optionees exercise the remainder of these options as they vest, we will receive approximately $1,375,000 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $48,000 that we will recognize over the next three years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $372,000 over the next three years in accordance with the fair value based method prescribed in SFAS 123.

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2003 and 2002. In addition, the Company has a working capital deficiency of approximately $753,000 and an accumulated deficit of approximately $1,448,000 as of December 31, 2003. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

IF  OUR  INFOMERCIALS  ARE  NOT  SUCCESSFUL,  WE  WILL  NOT  BE  ABLE  TO RECOUP
--------------------------------------------------------------------------------
SIGNIFICANT  ADVANCE  EXPENDITURES  SPENT ON PRODUCTION AND MEDIA TIMES, AND OUR
--------------------------------------------------------------------------------
BUSINESS  PLAN  MAY  FAIL.
--------------------------

Our business involves a number of risks inherent in operating a direct response television business. The production of infomercials and purchase of media time for television involves significant advance expenditures. A short-form infomercial generally costs around $15,000-$18,000 to produce, while production costs for a long-form infomercial are generally around $120,000-$180,000. We are dependent on the success of the infomercials we produce and the public's continued acceptance of infomercials in general. If our infomercials do not generate consumer support and create brand awareness and we cannot recover the initial money we spend on production and media time, we will not be able to recoup the advance expenditures and may go out of business if new products and additional capital are not available.

WE  DEPEND ON KEY MANAGEMENT AND EMPLOYEES, THE LOSS OF WHOM MAY PREVENT US FROM
--------------------------------------------------------------------------------
IMPLEMENTING  OUR  BUSINESS PLAN, LIMIT OUR PROFITABILITY AND DECREASE THE VALUE
--------------------------------------------------------------------------------
OF  YOUR  STOCK.
----------------

We are dependent on the talent and resources of our key executives and employees. In particular, the success of our business depends to a great extent on Kelvin Claney, our President and Chief Executive Officer and a member of our Board of Directors. Mr. Claney has extensive experience in the infomercial industry, and his services are critical to our success. The market for persons with experience in the direct response television industry is very competitive, and there can be no guarantee that we will be able to retain the services of Mr. Claney. We do not have an employment agreement with Mr. Claney, and as a result, there is no assurance that he will continue to stay with our Company in the future. We have not obtained key man insurance with respect to Mr. Claney or any of our executive officers. The loss of Mr. Claney may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock.

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

OUR  SHARES ARE CLASSIFIED AS"PENNY STOCK," WHICH WILL MAKE IT MORE DIFFICULT TO
--------------------------------------------------------------------------------
SELL  THAN  EXCHANGE-TRADED  STOCK.
-----------------------------------

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

OUR  ISSUANCE  OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST
--------------------------------------------------------------------------------
OF  SHAREHOLDERS.
----------------

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of our 100,000,000 authorized common shares, 89,364,812 shares, or approximately 89%, remain unissued. The board of directors has the power to issue such shares without shareholder approval. None of our 20,000,000 authorized preferred shares are issued. We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

CONCENTRATION OF OWNERSHIP OF MANAGEMENT AND DIRECTORS MAY REDUCE THE CONTROL BY
--------------------------------------------------------------------------------
OTHER  SHAREHOLDERS  OVER  ICTV.
--------------------------------

Our executive officers and directors own or exercise full or partial control over approximately 71% of our outstanding common stock. As a result, other investors in our common stock may not have much influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

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

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial statements and supplementary data are set forth on pages F-1 through F-19. The financial statements filed in connection with the September 30, 2003 10-QSB did not include a report of independent certified public accountants. The financial statements and corresponding Form 10-QSB for the period ending
September  30,  2003  have  been  reviewed.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control and objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of ICTV:


NAME              AGE                     POSITION
----------------  ---  -----------------------------------------------
Kelvin Claney      54  Chief Executive Officer, Secretary and Director
Patrick Lavin      38  Chief Financial Officer
William R. Flohr   42  Director

William Flohr was appointed to the Board of Directors on June 3, 2000. Kelvin Claney was appointed to the Board of Directors on January 22, 2001.

Louis J. Basenese resigned from the Board of Directors and as President of the Company on February 14, 2003. At that time, Kelvin Claney assumed the duties of President in addition to his Chief Executive Officer and Secretary duties. On April 2, 2003 Stephen Jarvis resigned from the Board of Directors. Tim Crosby resigned from the Board of Directors on May 2, 2003.

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

KELVIN  CLANEY  -  PRESIDENT  AND  CHIEF  EXECUTIVE OFFICER, SECRETARY, DIRECTOR

Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000(TM), Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express. Since 1992, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects the Company wants to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials. The creation of the Smart Stacks(TM) infomercial, which is now owned by ICTV, was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc. He also created the infomercial for the children's toy product known as BetterBlocks(TM), which was then owned by The Better Blocks Trust. Mr. Claney devotes 100% of his working energy to ICTV.

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

Audit Committee and Code of Ethics
----------------------------------

The Company has not formally appointed an audit committee, and the entire Board of Directors (two persons) currently serves the function of an audit committee. The Company has not made a determination as to whether any of its directors would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

COMPENSATION  OF  NAMED  EXECUTIVE  OFFICERS

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2003, 2002 and 2001, by our chief executive officer and president (the "Named Officers"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for these fiscal years has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

                                        SUMMARY COMPENSATION TABLE

                                                                    LONG  TERM  COMPENSATION
                                                              ---------------------------------
                                ANNUAL  COMPENSATION                  AWARDS            PAYOUTS
                           ---------------------------------  ------------------------  -------
NAME                                              OTHER       RESTRICTED   SECURITIES             ALL OTHER
AND                                               ANNUAL      STOCK        UNDERLYING   LTIP      COMP-
PRINCIPAL                                         COMPEN-     AWARD(S)     OPTIONS/     PAYOUTS   ENSATION
POSITION             YEAR  SALARY ($)  BONUS ($)  SATION ($)  ($)          SARS (#)     ($)       ($)
-------------------  ----  ----------  ---------  ----------  -----------  -----------  --------  ----------

Kelvin Claney        2003      77,000       nil        nil         nil          nil        nil        nil
(President and       2002      12,000       nil        nil         nil          nil        nil        nil
CEO) (1)             2001         nil       nil        nil         nil          nil        nil        nil
-------------------  ----  ----------  ---------  ----------  -----------  -----------  --------  ----------
Louis Basenese       2003       7,000       nil        nil         nil          nil        Nil        nil
(former President)   2002       7,000       nil        nil         nil      170,000(4)     nil        nil
(2)                  2001         nil       nil        nil         nil          nil        nil        nil
-------------------  ----  ----------  ---------  ----------  -----------  -----------  --------  ----------
Thomas Woolsey       2003         nil       nil        nil         nil          nil        nil        nil
(former President)   2002      37,500       nil        nil         nil          nil        nil        nil
(3)                  2001       1,000       nil        nil         nil       60,000(5)     nil        nil

(1) Mr. Claney was appointed Chief Executive Officer of ICTV on January 22, 2001 and on February 14, 2003, Mr. Claney was appointed President of the Company.
(2) Mr. Basenese was appointed President of ICTV on October 18, 2002. On February 14, 2003, Mr. Basenese resigned as President and from the Board of Directors of ICTV.
(3) Mr. Woolsey was appointed President of ICTV on June 3, 2000. On October 18, 2002, Mr. Woolsey resigned as President and from the Board of Directors of ICTV.
(4) Includes 20,000 options granted under the 2001 Stock Option Plan at $0.50 per share and 150,000 options granted at $2.00 per share. In connection with Mr. Basenese's departure from ICTV on February 14, 2003, these options were cancelled.
(5) Includes 20,000 options granted under the 2001 Stock Option Plan at $0.50 per share and 40,000 options granted at $2.00 per share. The original grant to Mr. Woolsey comprised of 20,000 options at $0.50 per share and 150,000 options at $2.00 per share, which were subsequently reduced to 20,000 and 40,000 options, respectively, in connection with Mr. Woolsey's departure from ICTV on October 18, 2002.

                          OPTION / SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------
                             NUMBER OF      % OF TOTAL
                             SECURITIES    OPTIONS /SARS
                             UNDERLYING     GRANTED TO
                           OPTIONS / SARS  EMPLOYEES IN   EXERCISE OR BASE
NAME                          GRANTED       FISCAL YEAR     PRICE ($/SH)     EXPIRATION DATE
-------------------------  --------------  -------------  -----------------  ---------------

Kelvin Claney (President
and CEO)                        nil             nil              n/a              n/a
-------------------------  --------------  -------------  -----------------  ---------------
Louis Basenese (former
President)                      nil             nil              n/a              n/a
-------------------------  --------------  -------------  -----------------  ---------------
Thomas Woolsey (former
President)                      nil             nil              n/a              n/a
-------------------------  --------------  -------------  -----------------  ---------------


        AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------
                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                              SHARES                  OPTIONS/SARS AT FISCAL      THE-MONEY OPTIONS/SARS
                             ACQUIRED      VALUE           YEAR-END (#)           AT FISCAL YEAR-END ($)
                           ON EXERCISE   REALIZED
NAME                           (#)          ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-------------------------  ------------  ---------  --------------------------  --------------------------

Kelvin Claney (President
and CEO)                       n/a           n/a               n/a                         n/a
-------------------------  ------------  ---------  --------------------------  --------------------------
Louis Basenese (former
President)                     n/a           n/a               n/a                         n/a
-------------------------  ------------  ---------  --------------------------  --------------------------
Thomas Woolsey (former
President)                     n/a           n/a           27,000/25,000                nil/10,800
-------------------------  ------------  ---------  --------------------------  --------------------------

COMPENSATION  OF  DIRECTORS

Directors receive no compensation for their service as directors, although they do receive reimbursement for expenses.

EMPLOYMENT  CONTRACTS

We  have  no  employment  agreements  with  our  executive  officer.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth, as of March 30, 2004, our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of March 30, 2004, we had 10,635,188 shares of common stock issued and outstanding.

                                                                NUMBER OF    PERCENTAGE OF
NAME                                                           SHARES OWNED   SHARES OWNED
-------------------------------------------------------------  ------------  --------------

Kelvin Claney, President and Chief Executive Officer, Member
 of the Board of Directors (1)                                    7,416,510           66.6%
-------------------------------------------------------------  ------------  --------------
The Better Blocks Trust, declared January 1, 1994 (2)             7,396,510           66.4%
-------------------------------------------------------------  ------------  --------------
William Flohr, Member of the Board of Directors (3)                  80,000            0.8%
-------------------------------------------------------------  ------------  --------------
Patrick Lavin, Chief Financial Officer (4)                          403,014            3.8%
-------------------------------------------------------------  ------------  --------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
GROUP - 3 INDIVIDUALS (5)                                         7,899,524           71.2%
-------------------------------------------------------------  ------------  --------------

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1) Includes 6,896,510 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee and 500,000 options that are currently exercisable by The Better Blocks Trust. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better
     Blocks Trust beyond the extent of his pecuniary interest. Mr. Claney's business address is 10245 Sunrise Place NE, Bainbridge Island, Washington 98110.
(2) Includes 500,000 options that are currently exercisable by The Better Blocks Trust. The address for The Better Blocks Trust is Level 4, 9 High Street, Auckland New Zealand, c/o William Ainslee Reece, Trustee, Reece & Co.

(3) Mr. Flohr's business address is 355 22nd Street, Santa Monica, California 90402.
(4) Mr. Lavin's business address is 1201-700 W. Pender Street, Vancouver, BC V6C 1G8.
(5) Includes 500,000 options that are currently exercisable by The Better Blocks Trust.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2003:

                                        (a)                        (b)                          (c)
                            ---------------------------  -----------------------  -------------------------------
                                                                                  NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE
                              ISSUED UPON EXERCISE OF       EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                 WARRANTS AND RIGHTS(2)     WARRANTS AND RIGHTS(2)      REFLECTED IN COLUMN (a))
--------------------------  ---------------------------  -----------------------  -------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY                          1,115,000  $                  1.53                        1,885,000
HOLDERS(1)
--------------------------  ---------------------------  -----------------------  -------------------------------
EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY                           n/a                      n/a                              n/a
HOLDERS
--------------------------  ---------------------------  -----------------------  -------------------------------
TOTAL                                         1,115,000  $                  1.53                        1,885,000
--------------------------  ---------------------------  -----------------------  -------------------------------

(1) The 2001 Stock Option Plan was approved by the shareholders on February 26, 2001.
(2) Includes 40,000 options granted under the 2001 Stock Option Plan at $0.50 per share and 150,000 options granted at $2.00 per share. In connection with Mr. Solley's departure from ICTV effective January 18, 2004, these options were cancelled. As at March 30, 2004, the number of securities to be issued upon exercise of outstanding options is 925,000 shares, with a weighted average of $1.50 per share.

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

We have received short-term advances from Kelvin Claney. The outstanding balance of the advances received from Mr. Claney was approximately $422,000 as of December 31, 2003, and approximately $289,000 as of December 31, 2002. Interest rates charged during these periods ranged from 5.75% to 15.5%.

We have an ongoing third-party arrangement with Positive Response Vision, Inc., of which our former director Stephen Jarvis is president. Under the agreement, Positive Response Vision, Inc. acts as a third-party distributor for certain of our products, including Smart Stacks(TM) and Derma Wand(TM). In some instances, the third-party agreement we have with Positive Response Vision, Inc. has been based on a per unit royalty, but in most cases Positive Response Vision, Inc. purchases units from us at an agreed price. We received approximately $61,000 of our total revenues from sales to Positive Response Vision, Inc. during the fiscal year ended December 31, 2003, and approximately $57,000 of our total revenues during the fiscal year ended December 31, 2002.

On April 28, 2003, we entered into a funding agreement with Mr. Jarvis, whereby he agreed to pay Real to Reel's production fee, and in return, we have agreed to pay a per kit royalty to Mr. Jarvis based on various scenarios, until such time as the total royalty payments reach $2,000,000.

Our director William Flohr is a director and greater than 10% beneficial owner of Amden Corp., which owns Cybersonic(TM). We periodically purchased units of Cybersonic(TM) from Amden Corp. and acted as the international distributor for them up until May 9, 2003, at which time our relationship with Amden Corp. was terminated. During the year ended December 31, 2003, we recognized approximately $37,000 in revenue from sales of Cybersonic(TM). During the fiscal year ended December 31, 2002, we recognized approximately $75,000 of revenue from sales of Cybersonic(TM), and we paid Amden Corp. approximately $56,000.

The Company's executive offices in Bainbridge Island, Washington are provided to the Company at no charge by Kelvin Claney, President of the Company.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

Exhibit
Number     Description
------     --------------------------------------------------------

*31.1     Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*31.2     Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32       Section 1350 Certifications

*    Filed  herewith

REPORTS  ON  FORM  8-K

n/a

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

Audit  Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $71,251 in 2002 and approximately $52,000 in 2003.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:  April  14,  2004        By:  /s/  Kelvin  Claney
       ----------------             -------------------------------------------
                                    Name:  Kelvin  Claney
                                    Title: President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        By:  /s/  Kelvin Claney                 Date:  April  14,  2004
             -------------------------------           ----------------
             Name:  Kelvin Claney
             Title: President and CEO,
             Secretary and Director


       By:   /s/  Patrick Lavin                 Date:  April  14,  2004
             -------------------------------           ----------------
             Name:  Patrick Lavin
             Title: Chief Financial Officer


        By:  /s/  William R. Flohr              Date:  April  14,  2004
             -------------------------------           ----------------
             Name:  William R. Flohr
             Title: Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

Independent  Auditor's  Report,  dated  April  13,  2004  . . . . . . . . . .F-1

Consolidated  Balance Sheets as of December 31, 2003 and 2002 (audited) . . .F-2

Consolidated  Statements of Operations for the years ended
December 31, 2003 and 2002  (audited) . . . . . . . . . . . . . . . . . . . .F-3

Consolidated  Statements  of  Shareholders'  Deficit as at
December 31, 2003 and 2002  (audited) . . . . . . . . . . . . . . . . . . . .F-4

Consolidated  Statements of Cash Flows for the years ended
December 31, 2003 and 2002  (audited) . . . . . . . . . . . . . . . . . . . .F-5

Notes  to  the  Consolidated  Financial  Statements . . . . . . . . . . . . .F-6

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 2003 AND 2002

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To the Board of Directors and Shareholders of International Commercial Television Inc. and Subsidiaries
Bainbridge  Island,  Washington


We have audited the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Commercial Television Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has experienced recurring losses from operations, has negative working capital, and negative equity as of December 31, 2003 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/  Moore  Stephens  Wurth  Frazer  and  Torbet,  LLP
City  of  Industry,  California
April  13,  2004

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31, 2003 AND 2002
                         --------------------------------

                                                           2003          2002
                                                       ------------  ------------
                          ASSETS
                          ------

CURRENT ASSETS:
    Cash                                               $    31,065   $    21,008
    Accounts receivable                                     17,926        21,750
    Inventory, net                                          24,523            50
    Prepaid expenses and deposits                           18,542        52,110
                                                       ------------  ------------
        Total current assets                                92,056        94,918
                                                       ------------  ------------

PROPERTY AND EQUIPMENT:
    Furniture and equipment                                110,869       116,279
    Less accumulated depreciation                           48,528        21,239
                                                       ------------  ------------
        Property and equipment, net                         62,341        95,040
                                                       ------------  ------------

          Total assets                                 $   154,397   $   189,958
                                                       ============  ============


             LIABILITIES AND SHAREHOLDERS' DEFICIT
             -------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities           $   409,981   $   198,335
    Due to related parties                                 434,699       359,830
                                                       ------------  ------------
        Total current liabilities                          844,680       558,165
                                                       ------------  ------------

NOTE PAYABLE AND ACCRUED INTEREST TO
    SHAREHOLDER                                            590,723       729,588
                                                       ------------  ------------

SHAREHOLDERS' DEFICIT:
    Common stock                                               534           490
    Common stock committed                                       -        37,500
    Additional paid-in-capital                             254,287       325,131
    Accumulated deficit                                 (1,447,827)   (1,266,916)
    Unearned compensation                                  (88,000)     (194,000)
                                                       ------------  ------------
        Total shareholders' deficit                     (1,281,006)   (1,097,795)
                                                       ------------  ------------

          Total liabilities and shareholders' deficit  $   154,397   $   189,958
                                                       ============  ============

The  accompanying  notes  are  an  integral  part  of  this  statement.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

                                                   2003         2002
                                                -----------  -----------


NET SALES                                       $1,086,353   $1,626,861
COST OF SALES                                      503,046      778,094
                                                -----------  -----------
GROSS PROFIT                                       583,307      848,767
                                                -----------  -----------

OPERATING EXPENSES:
  Depreciation                                      28,732       16,078
  General and administrative                       594,631      751,518
  Selling and marketing                            102,196      369,524
  Royalties                                        120,707      157,899
  Rent                                              41,787       38,603
                                                -----------  -----------
        Total operating expenses                   888,053    1,333,622
                                                -----------  -----------

OPERATING LOSS                                    (304,746)    (484,855)

OTHER EXPENSES:
  Interest expense                                  15,030       40,816
  Interest expense, shareholder                      9,618       33,385
                                                -----------  -----------
        Total other expenses                        24,648       74,201
                                                -----------  -----------

OTHER INCOME:
  Gain on forgiveness of note payable interest     148,483            -
                                                -----------  -----------

LOSS BEFORE INCOME TAXES                          (180,911)    (559,056)

INCOME TAXES                                             -            -
                                                -----------  -----------

NET LOSS                                        $ (180,911)  $ (559,056)
                                                ===========  ===========

BASIC LOSS PER SHARE                            $    (0.02)  $    (0.05)
                                                ===========  ===========

FULLY DILUTED LOSS PER SHARE                    $    (0.02)  $    (0.05)
                                                ===========  ===========

The  accompanying  notes  are  an  integral  part  of  this  statement.

                                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                       ----------------------------------------------


                                   Common Stock          Common     Additional
                             ------------------------  -----------  ----------
                                 $0.001 par value        Stock       Paid-In     Accumulated      Unearned
                             ------------------------  -----------  ----------  -------------  --------------
                                Shares       Amount     Committed    Capital       Deficit      Compensation      Totals
                             ------------  ----------  -----------  ----------  -------------  --------------  ------------
Balances, January 1, 2002     10,249,500   $     150   $        -   $ (11,873)  $   (707,860)  $    (280,000)  $  (999,583)

Issuance of common stock         339,688         340            -     509,200              -               -       509,540

Deferred issuance costs
  applied                              -           -            -    (124,996)             -               -      (124,996)

Stock options cancelled                -           -            -     (47,200)             -          47,200             -

Common stock committed
  for services                         -           -       37,500           -              -               -        37,500

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                 -           -            -           -              -          38,800        38,800

Net loss                               -           -            -           -       (559,056)              -      (559,056)
                             ----------------------------------------------------------------------------------------------
Balances, December 31,
  2002                        10,589,188         490       37,500     325,131     (1,266,916)       (194,000)   (1,097,795)

Issuance of common stock          49,000          49      (37,500)     49,451              -               -        12,000

Common stock returned to
  treasury and cancelled          (5,000)         (5)           -      (7,495)             -               -        (7,500)

Stock options cancelled                -           -            -    (112,800)             -         112,800             -

Amortization of deferred
  compensation under non-
  qualified stock option plan          -           -            -           -              -          (6,800)       (6,800)

Net loss                               -           -            -           -       (180,911)              -      (180,911)
                             ----------------------------------------------------------------------------------------------

Balances, December 31,
  2003                        10,633,188   $     534   $        -   $ 254,287   $ (1,447,827)  $     (88,000)  $(1,281,006)
                             ==============================================================================================

The  accompanying  notes  are  an  integral  part  of  this  statement.

                   INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                           2003        2002
                                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(180,911)  $(559,056)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                           28,732      16,078
    Gain on disposition of property and equipment                          (1,443)          -
    Amortization of deferred compensation under nonqualified
      stock option plan                                                    (6,800)     38,800
    Decrease (increase) in accounts receivable                              3,824     (21,750)
    Decrease in related party receivable                                        -      21,063
    (Increase) decrease in inventory                                      (24,473)        350
    Decrease (increase) in prepaid expenses                                33,568     (33,235)
    Increase in accounts payable and accrued liabilities                  211,646      91,947
                                                                        ----------  ----------
      Net cash provided by (used in) operating activities                  64,143    (445,803)
                                                                        ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property and equipment                       2,867           -
  Additions to property and equipment                                      (1,957)    (19,222)
                                                                        ----------  ----------
      Net cash provided by (used in) investing activities                     910     (19,222)
                                                                        ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                                                    -      (1,792)
  Advances from related parties                                           279,783     256,976
  Payments to related parties                                            (204,914)   (274,508)
  Accrued interest on note payable to shareholder                        (138,865)     40,816
  Common stock issuance for consulting services                                 -      75,000
  Common stock committed for consulting services                                -      37,500
  Common stock cancelled and returned to treasury                          (3,000)          -
  Proceeds from issuance of common stock                                   12,000     352,041
                                                                        ----------  ----------
    Net cash(used in)  provided by financing activities                   (54,996)    486,033
                                                                        ----------  ----------

NET INCREASE IN CASH                                                       10,057      21,008

CASH, beginning of the period                                              21,008           -
                                                                        ----------  ----------

CASH, end of period                                                     $  31,065   $  21,008
                                                                        ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                                 $  13,149   $  33,394
                                                                        ==========  ==========
  Income taxes paid                                                     $       -   $       -
                                                                        ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
  Forgiveness of accrued interest on related party note payable         $ 148,483   $       -
                                                                        ==========  ==========
  Common stock cancelled and returned to treasury                       $   4,500   $       -
                                                                        ==========  ==========
  Deferred charges representing stock offering costs                    $       -   $ 124,996
                                                                        ==========  ==========
  Issuance of common stock for the addition of furniture and equipment  $       -   $  82,500
                                                                        ==========  ==========
  Issuance of common stock for consulting services                      $       -   $  75,000
                                                                        ==========  ==========
  Common stock cancelled and returned to treasury                       $       -   $  37,500
                                                                        ==========  ==========

The  accompanying  notes  are  an  integral  part  of  this  statement.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999 and has a fiscal year-end of March 31. During the year, at the direction of management, WSL was removed from the New Zealand Registrar of Companies. All assets and commitments of WSL have been transferred or assigned directly to ICTV.

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year-end of March 31. During the year, at the direction of management, RJML was removed from the New Zealand Registrar of Companies. All assets and commitments of RJML have been transferred or assigned directly to ICTV.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  accounting  pronouncements
-------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective February 1, 2003. Interpretation No. 46 requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the VIE under certain circumstances. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company will comply with this pronouncement beginning in 2004. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities entered into after June 30, 2003, under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has applied the provisions of SFAS No. 149 prospectively upon adoption. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In December 2003, the FASB revised Statement of Financial Accounting Standards No 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post Retirement Benefits," ("SFAS No. 132(R)"). SFAS No. 132(R) amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2003, the Company did not exceed the federally insured

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2003 and December 31, 2002, all of the Company's trade receivables were due from four and two customers, respectively.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, management expects these assets to be fully recoverable.

Depreciation expense amounted to $28,732 and $16,078 for the years ended December 31, 2003 and 2002, respectively.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The following is a summary of stock options granted under the existing stock option plan for the years ended December 31, 2003 and 2002:

                                              Number of Shares
                                  -----------------------------------------
                                                        Non-                 Exercise
                                                     ----------              ---------
                                      Employee        Employee     Totals      Price
                                  -----------------  ----------  ----------  ---------
Balance, January 1, 2002                   350,000   1,125,000   1,475,000
    Granted on December 31, 2002                 -     685,000     685,000   $    1.50
    Cancelled during the year                    -     (86,000)    (86,000)  $    0.50
    Cancelled during the year                    -    (435,000)   (435,000)  $    2.00
                                  -----------------  ----------  ----------

Balance, December 31, 2002                 350,000   1,289,000   1,639,000
    Cancelled during the year              (50,000)    (24,000)    (74,000)  $    0.50
    Cancelled during the year             (300,000)   (150,000)   (450,000)  $    2.00
                                  -----------------  ----------  ----------

Balance, December 31, 2003                       -   1,115,000   1,115,000
                                  =================  ==========  ==========

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

During the year ended December 31, 2003, there were no options granted.

Following are the weighted average assumptions used for the year ended December 31, 2002.

Risk-free interest rate     4.00%
Expected dividend yield        -
Expected lives           5 years
Expected volatility         69.0%

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the years ended December 31:

                                                                  2003        2002
                                                               ----------  ----------
Net loss as reported                                           $(180,911)  $(559,056)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects    (4,821)    118,066
                                                               ----------  ----------

  Pro forma net loss                                           $(176,090)  $(677,122)
                                                               ==========  ==========

Earnings per share:
  Basic - as reported                                          $   (0.02)  $   (0.05)
                                                               ==========  ==========
  Basic - pro forma                                            $   (0.02)  $   (0.06)
                                                               ==========  ==========

  Diluted - as reported                                        $   (0.02)  $   (0.05)
                                                               ==========  ==========
  Diluted - pro forma                                          $   (0.02)  $   (0.06)
                                                               ==========  ==========

The proforma adjustments for the year ended December 31, 2003 includes an adjustment For forfeitures of $166,140.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

Method  of  Presentation
------------------------

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.


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


NOTE  4  -  LICENSE  AND  RECONVEYANCE  AGREEMENTS

Effective April 1, 2000, the Company entered into a License and Reconveyance Agreement with WSL and RJML. These agreements are royalty-free. WSL and RJML own or have rights in certain intellectual properties that they do not presently wish to exploit, but which it may wish to exploit in the future. Accordingly, WSL and RJML granted all production rights, proprietary rights, inventory, development rights, hard assets, licenses and any assets or rights to the Company. The Company has the right to further develop and enhance the intellectual properties as the Company sees fit. At the option of WSL or

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  LICENSE  AND  RECONVEYANCE  AGREEMENTS  (CONTINUED)

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


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

Smart Stacks(TM)
----------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks(TM). Smart Stacks(TM) is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote, market, sell and distribute Smart Stacks(TM) worldwide through all means. In consideration of the grants received, RJML shall pay a royalty based on net sales depending on various scenarios as defined in the agreement. The initial term of the agreement is five years starting May 18, 1998. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the inventor intends to terminate the agreement.

On July 1, 1998, RJML entered into a production agreement with The Broadcast Arts Group, Inc. ("BAG") for the creation of infomercials of Smart Stacks(TM). RJML pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, RJML shall pay a royalty based on RJML's adjusted gross sales depending on various scenarios as defined in the agreement. This agreement has an indefinite term, however, it may be terminated upon thirty days written notice under certain conditions as defined in the agreement.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Derma  Wand  (continued)
------------------------

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

Year  one         750,000  units
Year  two       2,000,000  units
Year  three     2,400,000  units
Year  four      2,880,000  units
Year  five      3,456,000  units

In April 2003, the Company sold certain trademarks, a domain name, copyrights, infomercials and inventory, all relating to Nail Dazzle to a retail distribution company (the "Purchaser"). All commitments entered into by the Company in connection with Nail Dazzle have been transferred to and assumed by

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Nail  Dazzle  (continued)
-------------------------

the Purchaser. In consideration for the sale, SHP has agreed to pay the Company a fixed percentage of royalty payments received from the Purchaser.

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

Bondzalot
---------

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products ("Products"). The individual has granted the exclusive right to market through all forms of distribution a product to be known as Bondzalot(TM) in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long-form infomercial ("Program") and pay a royalty on a per unit basis at a price to be determined. The Company agrees to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted (December 15, 2002), to retain the exclusive rights, otherwise the license shall revert to a non-exclusive license. The initial term of the agreement is five years starting July 8, 2002. The agreement automatically and continually renews for successive additional five-year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice. The Company produced and tested the Program. As the results were poor, the Company did not purchase the minimum commitment to retain exclusive rights. Management plans to edit the Program with the intention of marketing the Products internationally.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

IBIZ  (continued)
-----------------

During  the  year,  the  Company  cancelled  its  agreement  with  IBIZ,  Inc.

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

On  April  28,  2003,  the  Company  entered  into  a Broadcast Video Production
Agreement with Real to Reel Productions ("Real to Reel") whereby Real to Reel will render various services related to the production of an infomercial designed to sell the TwinTech(TM) Automotive Engine Treatment Additive. In addition to the production fee, the Company shall pay a royalty based on gross sales generated from the infomercial. The term of the agreement is five years and Real to Reel retains the right of first refusal for subsequent new shows to further promote the product.

On April 28, 2003, the Company entered into a funding agreement with a shareholder, whereby the shareholder agrees to pay Real to Reel's production fee, and in return, the Company has agreed to pay a per kit royalty to the shareholder based on various scenarios, until such time as the total royalty payments reach $2,000,000.

Other  products
---------------

On June 6, 2002, the Company entered into a sales representative agreements with six unrelated entities. Pursuant to the agreements, these entities shall serve as the exclusive independent sales representatives for the sale of various products within a specified territory. In consideration for the services given, the Company shall pay a commission at a rate ranging from 3% to 20% of the net sales price. The initial term of the agreements range from one to two years starting June 6, 2002. The agreements shall automatically and continually renew for successive additional one to two year terms unless either party notifies the other, at least thirty days before the end of the then current agreement. During the year, the Company terminated all six sales representative agreements.

Other  matters
--------------

For the period from April 1, 2000 through December 31, 2003, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

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


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $422,391 and $288,656 as of December 31, 2003 and December 31, 2002, respectively. Interest rates charged during these periods ranged from 5.25% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $12,308 and $71,174 as of December 31, 2003 and December 31, 2002, respectively. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During the year, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this. A gain of $148,483 ($0.01 per share) has been recorded in connection with the amount of accrued interest forgiven on the note. The note is unsecured.

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $199,000 and $132,000 for the years ended December 31, 2003 and 2002, respectively. In addition, as of December 31, 2003, the Company has a receivable from one of the entities controlled by a director, amounting to $4,500 for product sales. No such receivable existed as of December 31, 2002.

The Company has made purchases from entities controlled by a common director and a shareholder. Purchases from these entities amounted to approximately $182,000 and $56,000 for the years ended December 31, 2003 and 2002, respectively.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  CAPITAL  TRANSACTIONS  (CONTINUED)

On June 13, 2003, 5,000 shares at $1.50 per share, totaling $7,500, were returned to treasury and cancelled. 55,000 shares were originally issued on September 6, 2002 in consideration for certain property and equipment. As part of another transaction, it was agreed to reduce the original consideration by 5,000 shares.

During the year, 24,000 options were exercised at $0.50 per share, for a total of $12,000.


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

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                             Income        Shares       Per Share
                                          ------------  -------------  -----------
For the year ended December 31, 2003:     (Numerator)   (Denominator)    Amount
----------------------------------------  ------------  -------------  -----------
Basic and fully diluted income per share
----------------------------------------

Loss available to common shareholders     $  (180,911)     10,621,448  $    (0.02)
                                          ============  =============  ===========


                                             Income        Shares       Per Share
                                          ------------  -------------  -----------
For the year ended December 31, 2002:      (Numerator)  (Denominator)     Amount
----------------------------------------  ------------  -------------  -----------

Basic and fully diluted income per share
----------------------------------------

Loss available to common shareholders     $  (559,056)     10,445,208  $    (0.05)
                                          ============  =============  ===========

                     INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -  INCOME  TAXES

The Company did not provide any current or deferred US federal, state or foreign tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $1,581,000 related to US federal, foreign and state jurisdictions through December 31, 2003. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of December 31:

                                 2003          2002
                             ------------  ------------

Net operating loss           $   324,000   $   332,000
Basis of investments           2,327,000     2,430,000
Basis of intangibles             428,000       428,000
Basis of stock options           103,000             -
Accumulated amortization         106,000       (80,000)
Accumulated depreciation          (8,000)       (8,000)
State taxes                     (133,000)     (126,000)
---------------------------  ------------  ------------
  Total deferred tax assets    3,147,000     2,976,000
Valuation allowance           (3,147,000)   (2,976,000)
---------------------------  ------------  ------------
  Net deferred tax assets    $         -   $         -
---------------------------  ============  ============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  -  SEGMENT  REPORTING

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

Information with respect to the Company's operating loss by geographic area is as follows:

                               For the year ended December 31, 2003     For the year ended December 31, 2002
                             ---------------------------------------  ----------------------------------------
                             Domestic    International     Totals      Domestic    International     Totals
                             ---------  ---------------  -----------  ----------  ---------------  -----------
Net sales                    $ 189,368  $      896,985   $1,086,353   $  57,748   $    1,569,113   $1,626,861
Cost of sales                   25,784         477,262      503,046      22,465          755,629      778,094
                             ---------  ---------------  -----------  ----------  ---------------  -----------
Gross profit                   163,584         419,723      583,307      35,283          813,484      848,767
                             ---------  ---------------  -----------  ----------  ---------------  -----------

Operating expenses:
  Depreciation                   5,008          23,724       28,732         571           15,507       16,078
  General and
    administrative             103,653         490,978      594,631      26,676          724,842      751,518
  Selling and marketing         17,814          84,382      102,196      13,117          356,407      369,524
  Royalties                     21,041          99,666      120,707       5,605          152,294      157,899
  Rent                           7,284          34,503       41,787      38,603                -       38,603
                             ---------  ---------------  -----------  ----------  ---------------  -----------
Total operating expense        154,800         733,253      888,053      84,572        1,249,050    1,333,622
                             ---------  ---------------  -----------  ----------  ---------------  -----------

Operating income (loss)      $   8,784  $     (313,530)  $ (304,746)  $ (49,289)  $     (435,566)  $ (484,855)
                             =========  ===============  ===========  ==========  ===============  ===========

NOTE  12  -  GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the years ended December 31, 2003 and 2002. In addition, the Company has a working capital deficiency of approximately $750,000 and an accumulated deficit of approximately $1,450,000 as of December 31, 2003. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.


NOTE  13  -  SUBSEQUENT  EVENT

Subsequent to year-end, 190,000 option shares that were granted on September 28, 2001 were cancelled. 40,000 of these option shares had an exercise price of $.50 and 150,000 options shares had an exercise price of $2.00.