Form 10QSB
period 2004-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2004-05-17
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

          For the quarterly period ended March 31, 2004
                                         --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

          For the transition period from__________ to __________

          Commission file number:         0-49638
                                          -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                           76-0621102
       ------------------------------     ---------------------------------
       State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization


           10245 Sunrise Place NE, Bainbridge Island, Washington 98110
           -----------------------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2004, the Issuer had 10,635,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check  one): Yes [ ]   No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                                  1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                             20

ITEM 3.  CONTROLS AND PROCEDURES                                              23



PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     24

SIGNATURES

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS

        Report of Independent Certified Public Accountants                     2

        Consolidated Balance Sheets as of March 31, 2004 (unaudited)
           and December 31, 2003                                               3

        Consolidated Statements of Operations for the three
           months ended March 31, 2004 and 2003 (unaudited)                    4

        Consolidated Statements of Shareholders' Deficit for the
           three months ended March 31, 2004 (unaudited) and year
           ended December 31, 2003                                             5

        Consolidated Statements of Cash Flows for the three
          months ended March 31, 2004 and 2003 (unaudited)                     6

        Notes to the Consolidated Financial Statements                      7-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
International Commercial Television Inc. and Subsidiaries
Bainbridge Island, Washington


We have reviewed the accompanying consolidated balance sheet of International Commercial Television Inc. and Subsidiaries as of March 31, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the periods ended March 31, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of International Commercial Television Inc. and Subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of International Commercial Television Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 13, 2004, we included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
May  13, 2004

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                  (See Independent Accountants' Review Report)
                   ------------------------------------------


                                                    March 31,     December 31,
                                                   ------------  --------------
                                                       2004           2003
                                                   ------------
                                                   (unaudited)
                                                   ------------
                            ASSETS
                            ------

CURRENT ASSETS:
  Cash                                             $    20,807   $      31,065
  Accounts receivable                                   77,075          17,926
  Inventory, net                                        48,219          24,523
  Prepaid expenses and deposits                         18,542          18,542
                                                   ------------  --------------
    Total current assets                               164,643          92,056
                                                   ------------  --------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                              110,869         110,869
  Less accumulated depreciation                         55,531          48,528
                                                   ------------  --------------
    Property and equipment, net                         55,338          62,341
                                                   ------------  --------------

      Total assets                                 $   219,981   $     154,397
                                                   ============  ==============


             LIABILITIES AND SHAREHOLDERS' DEFICIT
             -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities         $   502,331   $     409,981
  Due to related parties                               481,215         434,699
                                                   ------------  --------------
    Total current liabilities                          983,546         844,680
                                                   ------------  --------------

NOTE PAYABLE TO SHAREHOLDER                            590,723         590,723
                                                   ------------  --------------

SHAREHOLDERS' DEFICIT:
  Common stock                                             536             534
  Additional paid-in-capital                           215,285         254,287
  Accumulated deficit                               (1,522,109)     (1,447,827)
  Unearned compensation                                (48,000)        (88,000)
                                                   ------------  --------------
    Total shareholders' deficit                     (1,354,288)     (1,281,006)
                                                   ------------  --------------

      Total liabilities and shareholders' deficit  $   219,981   $     154,397
                                                   ============  ==============

The accompanying notes are an integral part of this statement.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                  (See Independent Accountants' Review Report)
                   ------------------------------------------


                                                          2004          2003
                                                      ------------  ------------
                                                      (unaudited)   (unaudited)
                                                      ------------  ------------

NET SALES                                             $   126,211   $   517,689
COST OF SALES                                              57,757       178,090
                                                      ------------  ------------
GROSS PROFIT                                               68,454       339,599
                                                      ------------  ------------

OPERATING EXPENSES:
  Depreciation                                              7,003         7,797
  General and administrative                               91,862       176,183
  Selling and marketing                                    25,765        47,829
  Royalties                                                 6,937        80,529
  Rent                                                      9,816        16,742
                                                      ------------  ------------
    Total operating expenses                              141,383       329,080
                                                      ------------  ------------

OPERATING (LOSS) INCOME                                   (72,929)       10,519
                                                      ------------  ------------

OTHER EXPENSES:
  Interest expense                                          1,353        10,419
  Interest expense, shareholder                                 -         9,618
                                                      ------------  ------------
    Total other expenses                                    1,353        20,037
                                                      ------------  ------------

LOSS BEFORE INCOME TAXES                                  (74,282)       (9,518)

INCOME TAXES                                                    -             -
                                                      ------------  ------------

NET LOSS                                              $   (74,282)  $    (9,518)
                                                      ============  ============

BASIC LOSS PER SHARE                                  $     (0.01)  $     (0.00)
                                                      ============  ============

FULLY DILUTED LOSS PER SHARE                          $     (0.01)  $     (0.00)
                                                      ============  ============

The accompanying notes are an integral part of this statement.

                             INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                    (See Independent Accountants' Review Report)
                                     ------------------------------------------


                               Common Stock         Common    Additional
                           ---------------------  -----------  ---------
                             $0.001 par value       Stock       Paid-In   Accumulated      Unearned
                           ---------------------  -----------  ---------  ------------  --------------
                             Shares      Amount    Committed    Capital     Deficit      Compensation      Totals
                           -----------  --------  -----------  ---------  ------------  --------------  ------------
Balances, January 1, 2003  10,589,188   $   490   $   37,500   $325,131   $(1,266,916)  $    (194,000)  $(1,097,795)

Issuance of common stock       25,000        25      (37,500)    37,475             -               -             -

Stock options cancelled             -         -            -    (20,000)            -          20,000             -

Net loss                            -         -            -          -        (9,518)              -        (9,518)
                           -----------------------------------------------------------------------------------------

Balances, March 31, 2003   10,614,188       515            -    342,606    (1,276,434)       (174,000)   (1,107,313)

Issuance of common stock       24,000        24            -     11,976             -               -        12,000

Common stock returned to
  treasury and cancelled       (5,000)       (5)           -     (7,495)            -               -        (7,500)

Stock options cancelled             -         -            -    (92,800)            -          92,800             -

Amortization of deferred
  compensation under
  non-qualified stock
  option plan                       -         -            -          -             -          (6,800)       (6,800)

Net loss                            -         -            -          -      (171,393)              -      (171,393)
                           -----------------------------------------------------------------------------------------

Balances,
  December 31, 2003        10,633,188       534                 254,287    (1,447,827)        (88,000)   (1,281,006)

Issuance of common stock        2,000         2            -        998             -               -         1,000

Stock options cancelled             -         -            -    (40,000)            -          40,000             -

Net loss                            -         -            -          -       (74,282)              -       (74,282)
                           -----------------------------------------------------------------------------------------

Balances, March 31, 2004   10,635,188   $   536   $        -   $215,285   $(1,522,109)  $     (48,000)  $(1,354,288)
                           =========================================================================================

The accompanying notes are an integral part of this statement.

                         INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                (See Independent Accountants' Review Report)
                                 ------------------------------------------


                                                                           2004          2003
                                                                       ------------  ------------
                                                                       (unaudited)   (unaudited)
                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $   (74,282)  $    (9,518)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation                                                           7,003         7,797
      Increase in accounts receivable                                      (59,149)       (4,266)
      Increase in inventory                                                (23,696)            -
      Decrease in prepaid expenses                                               -           392
      Increase in accounts payable and accrued liabilities                  92,350        38,907
                                                                       ------------  ------------
        Net cash (used in) provided by operating activities                (57,774)       33,312
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                            -        (1,957)
                                                                       ------------  ------------
      Net cash provided by (used in) investing activities                        -        (1,957)
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                             68,853        13,078
  Payments to related parties                                             (22,337)      (63,698)
  Accrued interest on note payable to shareholder                                -         9,618
  Proceeds from issuance of common stock                                     1,000             -
                                                                       ------------  ------------
      Net cash provided by (used in) financing activities                   47,516       (41,002)
                                                                       ------------  ------------

NET DECREASE IN CASH                                                       (10,258)       (9,647)

CASH, beginning of the period                                               31,065        21,008
                                                                       ------------  ------------

CASH, end of period                                                    $    20,807   $    11,361
                                                                       ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                                $     1,353   $    10,419
                                                                       ============  ============
  Income taxes paid                                                    $         -   $         -
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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2004, the Company did not exceed the federally insured

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2004 and December 31, 2003, all of the Company's trade receivables were due from seven and four customers, respectively.

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

Depreciation expense amounted to $7,003 and $7,797 for the three months ended March 31, 2004 and 2003, respectively.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The following is a summary of stock options granted under the existing stock option plan for the three months ended March 31, 2004 and year ended December 31, 2003:

                                       Number of Shares
                               ---------------------------------
                                             Non-                Exercise
                                          ----------             --------
                               Employee    Employee     Totals    Price
                               ---------  ----------  ----------  ------
Balance, January 1, 2003        350,000   1,289,000   1,639,000
  Cancelled during the year     (50,000)    (24,000)    (74,000)  $ 0.50
  Cancelled during the year    (300,000)   (150,000)   (450,000)  $ 2.00
                               ---------  ----------  ----------

Balance, December 31, 2003            -   1,115,000   1,115,000
  Cancelled during the period         -     (40,000)    (40,000)  $ 0.50
  Cancelled during the period         -    (150,000)   (150,000)  $ 2.00
                               ---------  ----------  ----------

Balance, March 31, 2004               -     925,000     925,000
                               =========  ==========  ==========

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

During  the  period  ended  March  31,  2004,  there  were  no  options granted.

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months ended March 31:

                                                                  2004       2003
                                                                ---------  --------
Net loss as reported                                            $(74,282)  $(9,518)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects         -         -
                                                                ---------  --------

  Pro forma net loss                                            $(74,282)  $(9,518)
                                                                =========  ========

Earnings per share:
  Basic - as reported                                           $  (0.01)  $ (0.00)
                                                                =========  ========
  Basic - pro forma                                             $  (0.01)  $ (0.00)
                                                                =========  ========

  Diluted - as reported                                         $  (0.01)  $ (0.00)
                                                                =========  ========
  Diluted - pro forma                                           $  (0.01)  $ (0.00)
                                                                =========  ========

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

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of BBT, which owned or controlled all of the equity interest in WSL, RJML and BBIL. Under the agreement the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL. The purchase price under the agreement was 8,000,000 shares of the Company's common stock and a $590,723 promissory note.

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


NOTE  3  -  LICENSE  AND  RECONVEYANCE  AGREEMENTS

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)


NOTE  4  -  FINANCIAL  INSTRUMENTS

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature. The carrying amount of note payable debt approximates fair value based on the borrowing rate of prime rate plus 1.0%.


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks TM
-------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventor of Smart StacksTM. Smart StacksTM is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote, market, sell and distribute Smart StacksTM worldwide through all means. In consideration of the grants received, RJML shall pay a royalty based on net sales depending on various scenarios as defined in the agreement. The initial term of the agreement is five years starting May 18, 1998. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the inventor intends to terminate the agreement.

On July 1, 1998, RJML entered into a production agreement with The Broadcast Arts Group, Inc. ("BAG") for the creation of infomercials of Smart StacksTM. RJML pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, RJML shall pay a royalty based on RJML's adjusted gross sales depending on various scenarios as defined in the agreement. This agreement has an indefinite term, however, it may be terminated upon thirty days written notice under certain conditions as defined in the agreement.

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


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Derma Wand (continued)
----------------------

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

Nail Dazzle
-----------

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


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

During  the  year,  the  Company  cancelled  its  agreement  with  IBIZ,  Inc.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

TwinTech(TM)
-----------

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $437,192 and $422,391 as of March 31, 2004 and December 31, 2003, respectively. Interest rates charged during these periods ranged from 5.25% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $44,023 and $12,308 as of March 31, 2004 and December 31, 2003, respectively. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this. The note is unsecured.

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $61,600 for the three months ended March 31, 2003. At March 31, 2003, the Company had a receivable of $14,766 from one of these entities.


NOTE  7  -  CAPITAL  TRANSACTIONS

On June 13, 2003, 5,000 shares at $1.50 per share, totaling $7,500, were returned to treasury and cancelled. 55,000 shares were originally issued on September 6, 2002 in consideration for certain property and equipment. As part of another transaction, it was agreed to reduce the original consideration by 5,000 shares.

During the three months ended March 31, 2004, 2,000 options were exercised at $0.50 per share, for a total of $1,000. During 2003, 24,000 options were exercised at $0.50 per share, for a total of $12,000.


NOTE  8  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)


NOTE  8  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE  (CONTINUED)

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                               Income        Shares       Per Share
                                            ------------  -------------  -----------
For the three months ended March 31, 2004:  (Numerator)   (Denominator)    Amount
------------------------------------------  ------------  -------------  -----------
Basic and fully diluted income per share
----------------------------------------

Loss available to common shareholders       $   (74,282)     10,634,990  $    (0.01)
                                            ============  =============  ===========


                                               Income        Shares       Per Share
                                            ------------  -------------  -----------
For the three months ended March 31, 2003:   (Numerator)  (Denominator)    Amount
------------------------------------------  ------------  -------------  -----------

Basic and fully diluted income per share
----------------------------------------

Loss available to common shareholders       $    (9,518)     10,611,688  $    (0.00)
                                            ============  =============  ===========


NOTE 9 - INCOME TAXES

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

The Company had net operating losses of approximately $2,040,000 related to US federal, foreign and state jurisdictions through December 31, 2003. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of March 31:

                               2004          2003
                           ------------  ------------

Net operating loss         $   420,000   $   341,000
Basis of investments         2,327,000     2,430,000
Basis of intangibles           428,000       428,000
Basis of stock options         103,000             -
Accumulated amortization       113,000       (87,000)
Accumulated depreciation        (8,000)       (8,000)
State taxes                   (137,000)     (126,000)
                           ------------  ------------
  Total deferred tax assets  3,246,000     2,978,000
Valuation allowance         (3,246,000)   (2,978,000)
                           ------------  ------------
  Net deferred tax assets  $         -   $         -
                           ============  ============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (See Independent Accountants' Review Report)


NOTE 10 - SEGMENT REPORTING

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

Information with respect to the Company's operating loss by geographic area is as follows:

                                    For the three months               For the three months
                                    ended March 31, 2004                 ended March 31, 2003
                          --------------------------------------  -----------------------------------
                           Domestic    International    Totals    Domestic   International    Totals
                          ----------  ---------------  ---------  ---------  --------------  --------
Net sales                 $  29,711   $       96,500   $126,211   $  52,559  $      465,130  $517,689
Cost of sales                15,745           42,012     57,757       3,500         174,590   178,090
                          ----------  ---------------  ---------  ---------  --------------  --------
Gross profit                 13,966           54,488     68,454      49,059         290,540   339,599
                          ----------  ---------------  ---------  ---------  --------------  --------

Operating expenses:
  Depreciation                1,648            5,355      7,003       1,126           6,671     7,797
  General and
    administrative           21,625           70,237     91,862      25,451         150,732   176,183
  Selling and marketing       6,065           19,700     25,765       6,910          40,919    47,829
  Royalties                   1,633            5,304      6,937      11,633          68,896    80,529
  Rent                        2,311            7,505      9,816       2,419          14,323    16,742
                          ----------  ---------------  ---------  ---------  --------------  --------
Total operating expense      33,282          108,101    141,383      47,539         281,541   329,080
                          ----------  ---------------  ---------  ---------  --------------  --------

Operating income (loss)   $ (19,316)  $      (53,613)  $(72,929)  $   1,520  $        8,999  $ 10,519
                          ==========  ===============  =========  =========  ==============  ========


NOTE  11  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the three month period ended March 31, 2004. In addition, the Company has a working capital deficiency of approximately $819,000 and an accumulated deficit of approximately $1,522,000 as of March 31, 2004. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended March 31, 2004, with the quarter ended March 31, 2003.

Revenues

Our revenues decreased to approximately $126,000 for the quarter ended March 31, 2004, from approximately $518,000 for the quarter ended March 31, 2003, down 76%. In 2004, as was the case in 2003, we focused on the international markets, with over 76% of our revenue coming from international sales in comparison to almost 90% in 2003. The products that provided most of our revenue in the quarter ended March 31, 2004, were our own products Derma Wand and Smart Stacks, and new third-party product Sofabed. Sales of our own products made up the majority of our revenues for the three months ended March 31, 2004, decreasing to approximately $97,000 (76% of total revenue) from approximately $474,000 (92% of total revenues) for the same period in 2003. During the quarter ended March 31, 2004, our Derma Wand product generated $84,000 in sales, or roughly 67% of our total sales for the quarter in comparison to approximately $429,000 (83% of total sales) for the same period in 2003. The products that provided most of our revenue in the quarter ended March 31, 2003, were our Derma Wand and BetterBlocks products and third-party product Cybersonic.

Gross  Margin

Gross margin percentage decreased to approximately 54% in the quarter ended March 31, 2004, from approximately 66% in the quarter ended March 31, 2003. The decrease in gross margin percentage was primarily due to the proportionately lower sales of our Derma Wand product in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. In the quarter ended March 31, 2004, we received gross margins of approximately $52,000 for Derma Wand and $14,000 for Sofabed, whereas in the quarter ended March 31, 2003, we received gross margins of approximately $278,000 for Derma Wand, $36,000 for Cybersonic and $13,000 for Nail Dazzle.

Operating  Expenses

Total operating expenses decreased to approximately $141,000 in the quarter ended March 31, 2004, from approximately $329,000 in the quarter ended March 31, 2003, down approximately $188,000, or 57%. The majority of the decrease can be attributed to decreases in general and administrative expenses ($84,321), royalties ($73,592) and selling and marketing expenses ($22,064). Lower revenues for the quarter ended March 31, 2004 versus the same period in 2003 result in lower royalties and selling and marketing expenses.

Net  Losses

To date, we have not achieved profitability. Our net loss increased to approximately $74,000 in the quarter ended March 31, 2004, from approximately $10,000 in the quarter ended March 31, 2003. The substantial decline in our gross margin was offset somewhat by our decreased operating expenses. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, we had approximately $21,000 in cash on the books, compared to approximately $31,000 at December 31, 2003. We generated negative cash flow from operations of approximately $58,000 in the first quarter of 2004 compared to a positive cash flow from operations of approximately $33,000 for the same period in 2003. We relied on shareholder advances in 2004 to fund operations.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000, which is due on November 1, 2004. During 2003, the BB Trust agreed to forego all interest owed in connection with this note.

To date, we have granted 925,000 stock options, 80,000 with a $0.50 exercise price, 160,000 with a $2.00 exercise price and 685,000 with a $1.50 exercise price. If the optionees exercise these options over the next five years as they vest, we will receive approximately $1,375,000 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $48,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share. We also estimate that we will disclose in the notes to our financial statements pro forma compensation expense of approximately $372,000 over the next two years in accordance with the fair value based method prescribed in SFAS 123.

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2003 and 2002. In addition, the Company has a working capital deficiency of approximately $819,000 and an accumulated deficit of approximately $1,520,000 as of March 31, 2004. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next nine months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

Exhibit
Number      Description

*31.1       Rule  13a-14(a)/15d-14(a)  Certification  -  Chief Executive Officer

*31.2       Rule  13a-14(a)/15d-14(a)  Certification  -  Chief Financial Officer

*32         Section 1350 Certifications

* Filed herewith

REPORTS ON FORM 8-K

No reports of Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL COMMERCIAL TELEVISION INC.


Date: May 14, 2004                      By:    /s/ Kelvin Claney
                                           ----------------------------------
                                        Name:  Kelvin Claney
                                        Title: Chief Executive Officer


Date: May 14, 2004                      By:    /s/ Patrick Lavin
                                           ----------------------------------
                                        Name:  Patrick Lavin
                                        Title: Chief Financial Officer