Form 10QSB
period 2004-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2004-08-17
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  June  30,  2004
                                              ---------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from __________  to  __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2004, the Issuer had 10,635,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                                   1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             20

ITEM 3.  CONTROLS AND PROCEDURES                                               24



PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      25

SIGNATURES                                                                     26


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of June 30, 2004 (unaudited)             2

         Consolidated Statements of Operations for the three months ended
           June 30, 2004 and 2003 (unaudited) and for the six months ended
           June 30, 2004 and 2003 (unaudited)      3

         Consolidated Statements of Shareholders' Deficit for the six
           months ended June 30, 2004 (unaudited)                               4

         Consolidated Statements of Cash Flows for the six months ended
           June 30, 2004 and 2003 (unaudited)                                   5

         Notes to the Consolidated Financial Statements                      6-19

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                      (Unaudited - Prepared by Management)
                       ----------------------------------


                                                               June 30,
                                                             ------------
                                                                 2004
                                                             ------------
                              ASSETS
                              ------

CURRENT ASSETS:
  Cash                                                       $    18,902
  Accounts receivable                                            103,521
  Inventory, net                                                  62,113
  Prepaid expenses and deposits                                   16,699
  Deferred tax asset less valuation allowance of $3,262,500            -
                                                             ------------
    Total current assets                                         201,235
                                                             ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                        110,869
  Less accumulated depreciation                                   62,535
                                                             ------------
    Furniture and equipment, net                                  48,334
                                                             ------------

      Total assets                                           $   249,569
                                                             ============


              LIABILITIES AND SHAREHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   $   525,859
  Due to related parties                                         515,133
                                                             ------------
    Total current liabilities                                  1,040,992
                                                             ------------


NOTE PAYABLE TO SHAREHOLDER                                      590,723
                                                             ------------

SHAREHOLDERS' DEFICIT:
  Common stock                                                       536
  Additional paid-in-capital                                     215,285
  Accumulated deficit                                         (1,572,604)
  Unearned compensation                                          (25,363)
                                                             ------------
    Total shareholders' deficit                               (1,382,146)
                                                             ------------

      Total liabilities and shareholders' deficit            $   249,569
                                                             ============


The  accompanying  notes  are an integral part of these consolidated statements.

                           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                     (Unaudited - Prepared by Management)
                                      ----------------------------------


                                               For the three months ended         For the six months ended
                                            --------------------------------  --------------------------------
                                             June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                            ---------------  ---------------  ---------------  ---------------

NET SALES                                   $      289,604   $      421,002   $      415,814   $      938,691
COST OF SALES                                      108,102          254,062          165,859          432,152
                                            ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                       181,502          166,940          249,955          506,539
                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                                       7,004            7,183           14,007           14,980
  General and administrative                       137,601          181,193          229,463          357,376
  Selling and marketing                             41,181           34,592           66,946           82,421
  Royalties                                         34,365           22,577           41,302          103,106
  Rent                                               9,838           13,163           19,654           29,905
                                            ---------------  ---------------  ---------------  ---------------
    Total operating expenses                       229,989          258,708          371,372          587,788
                                            ---------------  ---------------  ---------------  ---------------

OPERATING LOSS                                     (48,487)         (91,768)        (121,417)         (81,249)

INTEREST EXPENSE:
  Interest expense                                   2,007                -            3,360           10,419
  Interest expense, shareholder                          -                -                -            9,618
                                            ---------------  ---------------  ---------------  ---------------
    Total interest expense                           2,007                -            3,360           20,037
                                            ---------------  ---------------  ---------------  ---------------

OTHER INCOME:
  Income from forgiveness of accrued
  interest on related party note
  payable                                                -          148,483                -          148,483
                                            ---------------  ---------------  ---------------  ---------------


INCOME (LOSS) BEFORE INCOME TAXES                  (50,494)          56,715         (124,777)          47,197

INCOME TAXES                                             -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                           $      (50,494)  $       56,715   $     (124,777)  $       47,197
                                            ===============  ===============  ===============  ===============


BASIC NET INCOME (LOSS) PER SHARE           $        (0.00)  $         0.01   $        (0.01)  $         0.00
                                            ===============  ===============  ===============  ===============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $        (0.00)  $         0.01   $        (0.01)  $         0.00
                                            ===============  ===============  ===============  ===============

The  accompanying  notes  are an integral part of these consolidated statements.

                              INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                        (Unaudited - Prepared by Management)
                                         ----------------------------------


                                  Common Stock       Common    Additional
                              -------------------  ----------  ----------
                                $0.001 par value     Stock      Paid-In   Accumulated     Unearned
                              -------------------  ----------  ---------  ------------  --------------
                                Shares    Amount   Committed    Capital     Deficit      Compensation      Totals
                              ----------  -------  ----------  ---------  ------------  --------------  ------------
Balances, January 1, 2004     10,633,188      534           -   254,287    (1,447,827)        (88,000)   (1,281,006)

Issuance of common stock           2,000        2                   998             -               -         1,000

Stock options cancelled                -        -           -   (40,000)            -          40,000             -

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                 -        -           -         -             -          22,637        22,637

Net loss                               -        -           -         -      (124,777)              -      (124,777)
                              --------------------------------------------------------------------------------------
Balances, June 30, 2004       10,635,188  $   536  $        -  $215,285   $(1,572,604)  $     (25,363)  $(1,382,146)
                              ======================================================================================


The  accompanying  notes  are an integral part of these consolidated statements.

                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                            (Unaudited - Prepared by Management)
                             ----------------------------------


                                                                   June 30,      June 30,
                                                                 ------------  ------------
                                                                     2004          2003
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                              $  (124,777)  $    47,197
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation                                                      14,007        14,980
    Gain on disposition of property and equipment                          -        (1,442)
    Amortization of deferred compensation under
      nonqualified stock option plan                                  22,637        36,000
    Increase in accounts receivable                                  (85,595)      (22,742)
    Increase in inventory                                            (37,590)            -
    Decrease in prepaid expenses                                       1,843        33,568
    Increase in accounts payable and accrued liabilities             115,878        42,941
                                                                 ------------  ------------
      Net cash (used in) provided by operating activities            (93,597)      150,502
                                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property and equipment                      -         2,867
  Additions to property and equipment                                      -        (1,957)
                                                                 ------------  ------------
      Net cash provided by investing activities                            -           910
                                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                                               -         1,730
  Advances from related parties                                      169,530       111,582
  Payments to related parties                                        (89,096)     (145,867)
  Accrued interest on note payable to shareholder                          -      (138,865)
  Common stock cancelled and returned to treasury                          -        (3,000)
  Proceeds from issuance of common stock                               1,000         2,000
                                                                 ------------  ------------
    Net cash provided by (used in) financing activities               81,434      (172,420)
                                                                 ------------  ------------

NET DECREASE IN CASH                                                 (12,163)      (21,008)

CASH, beginning of the period                                         31,065        21,008
                                                                 ------------  ------------

CASH, end of period                                              $    18,902   $         -
                                                                 ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid                                                  $     3,360   $    10,419
                                                                 ============  ============
  Income taxes paid                                              $         -   $         -
                                                                 ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOWS INFORMATION:
  Forgiveness of accrued interest on related party note payable  $         -   $   148,483
                                                                 ============  ============
  Common stock cancelled and returned to treasury                $         -   $     4,500
                                                                 ============  ============
  Cancellation of stock options                                  $    40,000   $    74,000
                                                                 ============  ============


The  accompanying  notes  are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                      ------------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six month period ended June 30, 2004, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004.

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

Nature  of  operations
----------------------

The Company sells various consumer products. The products are primarily marketed and sold throughout the United States and internationally via infomercials. Although the companies are incorporated in Nevada, New Zealand and British Columbia, operations are currently run from Washington State and British Columbia.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  accounting  pronouncements
-------------------------------

In December 2003, FASB revised Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post Retirement Benefits," ("SFAS 132(R)"). SFAS 132(R) amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132(R) retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") which it replaces. It also requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have a significant impact on the consolidated financial condition or results of operations of the Company.

In January 2003, FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. The adoption of this new pronouncement is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2004, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2004, all of the Company's accounts receivable were due from nine customers.

Cash  equivalents
-----------------

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts  receivable
--------------------

No allowance for uncollectible accounts has been provided. The Company's management has evaluated the accounts and believes they are all collectible.

Inventory
---------

Inventory consists primarily of products held for resale and are stated at the lower of cost (first-in, first-out method) or market.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Furniture and equipment
-----------------------

Furniture and equipment is carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years. Depreciation is computed using the straight-line method.

The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2004, management expects these assets to be fully recoverable.

Depreciation expense amounted to $7,004 and $7,183 for the three months ended June 30, 2004 and 2003, respectively, and $14,007 and $14,980 for the six months ended June 30, 2004 and 2003, respectively.

Shipping  and  handling
-----------------------

Shipping and handling costs are included in cost of sales. Amounts paid by customers for shipping and handling charges are included in net sales.

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

Income tax benefits recorded have been fully offset by a valuation allowance during the current period on United States losses. These benefits will be recorded when realized or at such time it is determined that these benefits are likely to be realized.

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

The Company applies Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148") require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model.

The following is a summary of stock options granted under the existing stock option plan for the six months ended June 30, 2004.


                                      Number  of  Shares
                               --------------------------------
                                            Non-                 Exercise
                                            ----                 --------
                               Employee   Employee     Totals     Price
                               --------  ----------  ----------  --------
Balance, January 1, 2004              -  1,115,000   1,115,000
  Granted on May 31, 2004             -    300,000     300,000   $  0.35
  Cancelled during the period         -    (40,000)    (40,000)  $  0.50
  Cancelled during the period         -   (150,000)   (150,000)  $  2.00
  Cancelled during the period         -   (150,000)   (150,000)  $  1.50
                               --------  ----------  ----------

Balance, June 30, 2004                -  1,075,000   1,075,000
                               ========  ==========  ==========


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

Following are the weighted average assumptions used for the six months ended June 30:

                           2004      2003
                         --------  --------
Risk-free interest rate     3.60%     4.00%
Expected dividend yield        -         -
Expected lives           5 years   5 years
Expected volatility         86.8%     58.3%



Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income
(loss) and net income (loss) per share would have been as follows for the three months and six months ended June 30:

                                                  For the three months ended         For the six months ended
                                               --------------------------------  --------------------------------
                                                June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                               ---------------  ---------------  ---------------  ---------------
Net income (loss) as reported                  $      (50,494)  $       56,715   $     (124,777)  $       47,197
Deduct:
  Total stock based employee compensation
  determined under fair value method for all
  awards, net of related tax effects                        -           87,705                -           87,705
                                               ---------------  ---------------  ---------------  ---------------

  Pro forma net income (loss)                  $      (50,494)  $      (30,990)  $     (124,777)  $      (40,508)
                                               ===============  ===============  ===============  ===============

Net income (loss) per share:
  Basic - as reported                          $        (0.00)  $         0.01   $        (0.01)  $         0.00
                                               ===============  ===============  ===============  ===============
  Basic - pro forma                            $        (0.00)  $        (0.00)  $        (0.01)  $        (0.00)
                                               ===============  ===============  ===============  ===============

  Diluted - as reported                        $        (0.00)  $         0.01   $        (0.01)  $         0.00
                                               ===============  ===============  ===============  ===============
  Diluted - pro forma                          $        (0.00)  $        (0.00)  $        (0.01)  $        (0.00)
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


NOTE  4  -  FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

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


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks(TM)
-------------

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

The Company assumed any and all responsibilities associated with the agreements noted above on April 1, 2000, pursuant to the license and reconveyance agreement disclosed in Note 3.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

In consideration for the right received, the Company shall pay a royalty at varying rates depending on various scenarios starting at $0.50 per kit. For a certain period of time, IBIZ will also grant to the Company the option to purchase certain assets, including but not limited to, all formulas, specifications, technical drawings, patents, trademarks, copyrights, and trade secrets for the sum of $3 million, payable as to $1 million cash and $2 million by way of the issuance of a promissory note with interest at Chase Manhattan's prime plus 2% per annum, principal and interest payable in quarterly installments over three years and pre-payable in full without penalty or premium. The initial term of the agreement is five years starting September 6, 2002 and shall continue in full force and effect unless terminated by mutual agreement. Upon expiration of the initial five-year term, the agreement automatically and continually renews for successive additional five-year terms, unless the Company notifies IBIZ at least 30 days before the end of the then current term.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

IBIZ  (continued)
-----------------

In  2003,  the  Company  cancelled  its  agreement  with  IBIZ,  Inc.

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

Other  products
---------------

On June 6, 2002, the Company entered into a sales representative agreements with six unrelated entities. Pursuant to the agreements, these entities shall serve as the exclusive independent sales representatives for the sale of various products within a specified territory. In consideration for the services given, the Company shall pay a commission at a rate ranging from 3% to 20% of the net sales price. The initial term of the agreements range from one to two years starting June 6, 2002. The agreements shall automatically and continually renew for successive additional one to two year terms unless either party notifies the other, at least thirty days before the end of the then current agreement. In 2003, the Company terminated all six sales representative agreements.

Other  matters
--------------

For the period from April 1, 2000 through June 30, 2004, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $432,521 as of June 30, 2004. Interest rates charged during this period ranged from 5.25% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $82,612 as of June 30, 2004. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this. The note is unsecured.

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $nil and $117,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately $nil and $179,000 for the six months ended June 30, 2004 and 2003, respectively.


NOTE  7  -  CAPITAL  TRANSACTIONS

During the six months ended June 30, 2004, 2,000 options to purchase common stock were exercised at $0.50 per share, for a total of $1,000.


NOTE  8  -  BASIC  AND  FULLY  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") requires presentation of basic earnings per share and dilutive earnings per share.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  8  -  BASIC  AND  FULLY  DILUTED  NET  INCOME (LOSS) PER SHARE (CONTINUED)

The computation of basic net income (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted net income (loss) per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

The  computations  for  basic  and  fully diluted loss per share are as follows:




                                                  Loss         Shares       Per Share
                                              ------------  -------------  -----------
For the six months ended June 30, 2004:       (Numerator)   (Denominator)    Amount
--------------------------------------------  ------------  -------------  -----------
Basic and fully diluted net loss per share
--------------------------------------------

Net loss attributable to common shareholders  $  (124,777)     10,635,089  $    (0.01)
                                              ============  =============  ===========

                                                 Income        Shares       Per Share
                                              ------------  -------------  -----------
For the six months ended June 30, 2003:        (Numerator)  (Denominator)     Amount
--------------------------------------------  ------------  -------------  -----------

Basic and fully diluted net income per share
--------------------------------------------

Net income available to common shareholders   $    47,197      10,613,624  $     0.00
                                              ============  =============  ===========


                                                  Loss          Shares      Per Share
                                              ------------  -------------  -----------
For the three months ended June 30, 2004:      (Numerator)  (Denominator)    Amount
--------------------------------------------  ------------  -------------  -----------

Basic and fully diluted net loss per share
--------------------------------------------

Net loss attributable to common shareholders  $   (50,494)     10,635,188  $    (0.00)
                                              ============  =============  ===========

                                                 Income        Shares       Per Share
                                              ------------  -------------  -----------
For the three months ended June 30, 2003:      (Numerator)  (Denominator)    Amount
--------------------------------------------  ------------  -------------  -----------

Basic and fully diluted net income per share
--------------------------------------------

Net income available to common shareholders   $    56,715      10,615,565  $     0.01
                                              ============  =============  ===========


NOTE  9  -  INCOME  TAXES

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


NOTE  9  -  INCOME  TAXES  (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of June 30:



                                 2004          2003
                             ------------  ------------

Net operating loss           $   431,000   $   336,000
Basis of investments           2,327,000     2,327,000
Basis of intangibles             428,000       428,000
Basis of stock options           103,000       103,000
Accumulated amortization         120,000       (94,000)
Accumulated depreciation          (8,000)       (8,000)
State taxes                     (138,500)     (125,000)
                             ------------  ------------
  Total deferred tax assets    3,262,500     2,967,000
Valuation allowance           (3,262,500)   (2,967,000)
                             ------------  ------------
  Net deferred tax assets    $         -   $         -
                             ============  ============

NOTE  10  -  SEGMENT  REPORTING

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

Information with respect to the Company's operating loss by geographic area is as follows:


                          For the six months ended June 30, 2004   For the six months ended June 30, 2003
                          ---------------------------------------  --------------------------------------
                           Domestic    International     Totals    Domestic    International     Totals
                          ----------  ---------------  ----------  ---------  ---------------  ----------
Net sales                 $  60,154   $      355,660   $ 415,814   $ 166,575  $      772,116   $ 938,691
Cost of sales                21,741          144,118     165,859      23,200         408,952     432,152
                          ----------  ---------------  ----------  ---------  ---------------  ----------
Gross profit                 38,413          211,542     249,955     143,375         363,164     506,539
                          ----------  ---------------  ----------  ---------  ---------------  ----------

Operating expenses:
  Depreciation                2,026           11,981      14,007       2,658          12,322      14,980
  General and
    administrative           33,195          196,268     229,463      63,418         293,958     357,376
  Selling and marketing       9,685           57,261      66,946      14,626          67,795      82,421
  Royalties                   5,975           35,327      41,302      18,297          84,809     103,106
  Rent                        2,843           16,811      19,654       5,307          24,598      29,905
                          ----------  ---------------  ----------  ---------  ---------------  ----------
Total operating expense      53,724          317,648     371,372     104,306         483,482     587,788
                          ----------  ---------------  ----------  ---------  ---------------  ----------

Operating income (loss)   $ (15,311)  $     (106,106)  $(121,417)  $  39,069  $     (120,318)  $( 81,249)
                          ==========  ===============  ==========  =========  ===============  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE  10  -  SEGMENT  REPORTING  (CONTINUED)

                          For the three months ended June 30, 2004  For the three months ended June 30, 2003
                          ----------------------------------------  ----------------------------------------
                          Domestic    International      Totals      Domestic    International     Totals
                          ---------  ---------------  ------------  ---------  ---------------  ------------
Net sales                 $  30,444  $      259,160   $   289,604   $ 114,016  $      306,986   $   421,002
Cost of sales                 5,995         102,107       108,102      19,700         234,362       254,062
                          ---------  ---------------  ------------  ---------  ---------------  ------------
Gross profit                 24,449         157,053       181,502      94,316          72,624       166,940
                          ---------  ---------------  ------------  ---------  ---------------  ------------

Operating expenses:
  Depreciation                  736           6,268         7,004       1,945           5,238         7,183
  General and
    administrative           14,465         123,136       137,601      49,071         132,122       181,193
  Selling and marketing       4,329          36,852        41,181       9,368          25,224        34,592
  Royalties                   3,613          30,752        34,365       6,114          16,463        22,577
  Rent                        1,034           8,804         9,838       3,565           9,598        13,163
                          ---------  ---------------  ------------  ---------  ---------------  ------------
Total operating expense      24,177         205,812       229,989      70,063         188,645       258,708
                          ---------  ---------------  ------------  ---------  ---------------  ------------

Operating income (loss)   $     272  $      (48,759)  $   (48,487)  $  24,253  $     (116,021)  $   (91,768)
                          =========  ===============  ============  =========  ===============  ============

NOTE  11  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the six month period ended June 30, 2004. In addition, the Company has a working capital deficiency of approximately $840,000 and an accumulated deficit of approximately $1,573,000 as of June 30, 2004. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

ITEM  2.     MANAGEMENT  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended June 30, 2004, with the quarter ended June 30, 2003.

Revenues

Our revenues decreased to approximately $290,000 for the quarter ended June 30, 2004, down from approximately $421,000 for the quarter ended June 30, 2003, or 31%. In 2004, as was the case in 2003, we focused on the international markets, with almost 90% of our revenue coming from international sales in comparison to only 73% in 2003. The products that provided most of our revenue in the quarter ended June 30, 2004 were our Derma Wand and Smart Stacks products, and third-party product Sofabed. Sales of our own products made up all but 5% of our revenues for the three months ended June 30, 2004, increasing to approximately $276,000 (95% of total revenue) from approximately $201,000 (48% of total revenues) for the same period in 2003. During the quarter ended June 30, 2004, our product Derma Wand generated approximately $264,000 in sales, or roughly 91% of our total sales for the quarter in comparison to approximately
$26,000 (6% of total sales) for the same period in 2003. The products that provided most of our revenue in the quarter ended June 30, 2003 were our Nail Dazzle and Smart Stacks products and third-party products Ab Away.

Gross  Margin

Gross margin percentage increased to approximately 63% in the quarter ended June 30, 2004, from approximately 40% in the quarter ended June 30, 2003. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the quarter ended June 30, 2004 from the sale of our own products whereas in the quarter ended June 30, 2003 we received more revenue from sales of third-party products, where our cost of sales are much higher. In the quarter ended June 30, 2004, we received gross margins of approximately $171,000 for Derma Wand and $7,500 for Smart Stacks, whereas in the quarter ended June 30, 2003, we received gross margins of approximately $84,000 for Nail Dazzle, $24,000 for Smart Stacks and $18,000 for Derma Wand.

Operating  Expenses

Total operating expenses decreased to approximately $230,000 in the quarter ended June 30, 2004, from approximately $259,000 in the quarter ended June 30, 2003, down approximately $29,000, or 11%. Almost all of the decrease can be attributed to decreases in general and administrative expenses, specifically accounting and legal fees.

Net  Income  (Loss)

To date, we have not achieved profitability on a consistent basis. When you remove the gain of $148,483 recorded in the quarter ended June 30, 2003 (foregiveness of accrued interest on related party note receivable), our net loss for the quarter ended June 30, 2004 decreased by almost $41,000 in comparison, mainly due to lower general and administrative expenses but also due to the different product mix discussed in gross margin above. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

Comparison  of  Year-to-Date  Results

The following discussion compares our results of operations for the six months ended June 30, 2004, with the six months ended June 30, 2003.

Revenues

Our revenues decreased to approximately $416,000 for the six months ended June 30, 2004, from approximately $939,000 for the six months ended June 30, 2003, down almost 56%. The products that provided most of our revenue in the six months ended June 30, 2004 were our own products Derma Wand and Smart Stacks, and third-party product Sofabed. Sales of our own products made up almost 90% ($373,000) of our revenues for the six months ended June 30, 2004, up from 72% (676,000) for the same period in 2003. During the six months ended June 30, 2003, our product Derma Wand generated approximately $348,000 in sales, or roughly 84% of our total sales for the period in comparison to approximately $455,000 (48% of total sales) for the same period in 2003. The products that provided most of our revenue in the quarter ended June 30, 2003 were our Derma Wand, Nail Dazzle and Smart Stacks products and third-party product Ab Away.

Gross  Margin

Gross margin percentage increased to 60% for the six months ended June 30, 2004, compared to 54% for the six months ended June 30, 2003. Although revenues were down from the comparative period, gross margin was higher due to the fact that we received more of our total revenues in the six months ended June 30, 2003 from the sales of our own products as compared to the same period in 2003. For the six months ended June 30, 2004, we received gross margins of approximately $223,000 for Derma Wand and $21,000 for Sofabed, compared to the six months ended June 30, 2003, where we received gross margins of approximately $295,000 for Derma Wand, $96,000 for Nail Dazzle and $45,000 for Cybersonic.

Operating  Expenses

Total operating expenses decreased to approximately $371,000 for the six months ended June 30, 2004, from approximately $588,000 for the six months ended June 30, 2003, down approximately 217,000, or almost 37%. The majority of the decrease can be attributed to decreases in general and administrative expenses ($128,000) and royalty expenses ($61,804). Royalty expenses are down by roughly the same percentage net sales are down. Reduced legal, accounting and consulting fees accounts for much of the decrease in general and administrative expenses.

Net  Income  (Loss)

As discussed in the quarterly analysis, last year's net income was attributed to a gain realized from the forgiveness of interest expense previously accrued on the note payable to shareholder. Our operating loss for the six months ended June 30, 2004 increased to approximately $121,000 from approximately $81,000 for the same period in 2003, up $26,000. The increase in our operating loss is attributed to the 56% drop in revenue.


PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, we had approximately $19,000 in cash on the books, compared to approximately $31,000 at December 31, 2003. We generated a negative cash flow from operations of approximately $94,000 for the six months ended June 30, 2004 compared to a positive cash flow from operations of approximately $151,000 for the six months ended June 30, 2003. Again we relied on related party advances in 2004 to fund operations, whereas most of positive cash flow generated in 2003 was used to pay down advances from related parties.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000, which is due on November 1, 2004. During 2003, the BB Trust agreed to forego all interest owed in connection with this note.

To date, we have granted 1,075,000 stock options, 900,000 with a $0.35 exercise price, 80,000 with a $0.50 exercise price, 35,000 with a $1.50 exercise price and 60,000 with a $2.00 exercise price. If the optionees exercise these options over the next five years as they vest, we will receive approximately $515,000 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $40,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share.

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2003 and 2002. In addition, the Company has a working capital deficiency of approximately $840,000 and an accumulated deficit of approximately $1,573,000 as of June 30, 2004. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next nine months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

EXHIBITS

Exhibit
Number     Description

*31.1     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Executive  Officer

*31.2     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Financial  Officer

*32       Section  1350  Certifications

*  Filed  herewith

REPORTS  ON  FORM  8-K

Form  8-K  filed  on  August  9, 2004 with respect to the change in registrant's
                      ---------------
certifying  accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL  COMMERCIAL  TELEVISION  INC.


Date:  August  13,  2004             By:  /s/  Kelvin  Claney
                                          ----------------------------------
                                     Name:  Kelvin  Claney
                                     Title:  Chief  Executive  Officer


Date:  August  13,  2004             By:  /s/  Patrick  Lavin
                                          ----------------------------------
                                     Name:  Patrick  Lavin
                                     Title:  Chief  Financial  Officer