Form 10QSB
period 2004-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2004-11-15
CIK 1076522

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

          For the quarterly period ended September 30, 2004
                                         ------------------


[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934

          For the transition period from__________ to __________

          Commission file number: 0-49638
                                  -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                     76-0621102
State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (206) 842-3729
                                 --------------
                           (Issuer's telephone number)

               -------------------------------------------------
         (Former name or former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2004, the Issuer had 10,635,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                          1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    20

ITEM 3.  CONTROLS AND PROCEDURES                                      24



PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             25

SIGNATURES                                                            26

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of September 30, 2004 (unaudited)                         2

         Consolidated Statements of Operations for the three months ended September 30,
             2004 and 2003 (unaudited) and for the nine months ended September 30, 2004
             and 2003 (unaudited)                                                                3

         Consolidated Statements of Shareholders' Deficit for the nine months ended September
             30, 2004 (unaudited)                                                                4

         Consolidated Statements of Cash Flows for the nine months ended September 30,
             2004 and 2003 (unaudited)                                                           5

         Notes to the Consolidated Financial Statements                                       6-19

       INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                       AS OF SEPTEMBER 30, 2004
                  (Unaudited - Prepared by Management)
                   ----------------------------------

                                                                 September 30,
                                                                 -------------
                                                                     2004
                                                                     ----

                              ASSETS
                              ------
CURRENT ASSETS:
    Cash                                                        $       22,056
    Accounts receivable                                                120,356
    Inventory, net                                                      73,111
    Prepaid expenses and deposits                                       16,699
    Deferred tax asset less valuation allowance of $3,277,500                -
                                                                ---------------

        Total current assets                                           232,222
                                                                ---------------

FURNITURE AND EQUIPMENT:
    Furniture and equipment                                            110,869
    Less accumulated depreciation                                       69,538
                                                                ---------------

        Furniture and equipment, net                                    41,331
                                                                ---------------

            Total assets                                        $      273,553
                                                                ===============


               LIABILITIES AND SHAREHOLDERS' DEFICIT
               -------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                    $      576,655
    Due to related parties                                             532,875
                                                                ---------------

        Total current liabilities                                    1,109,530
                                                                ---------------


NOTE PAYABLE TO SHAREHOLDER                                            590,723
                                                                ---------------

SHAREHOLDERS' DEFICIT:
    Common stock                                                           536
    Additional paid-in-capital                                         215,285
    Accumulated deficit                                             (1,617,158)
    Unearned compensation                                              (25,363)
                                                                ---------------

        Total shareholders' deficit                                 (1,426,700)
                                                                ---------------

            Total liabilities and shareholders' deficit         $      273,553
                                                                ===============

The accompanying notes are an integral part of these consolidated statements.

                          INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    (Unaudited - Prepared by Management)
                                     ----------------------------------

                                              For the three months ended         For the nine months ended
                                            --------------------------------  --------------------------------
                                             September 30,    September 30,    September 30,    September 30,
                                            ---------------  ---------------  ---------------  ---------------
                                                 2004             2003             2004             2003
                                            ---------------  ---------------  ---------------  ---------------

NET SALES                                   $      230,453   $       78,695   $      646,267   $    1,017,387
COST OF SALES                                       89,360           47,632          255,219          479,784
                                            ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                       141,093           31,063          391,048          537,603
                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
    Depreciation                                     7,003            7,183           21,010           22,163
    General and administrative                     102,016          125,982          331,479          483,359
    Selling and marketing                           16,022           33,168           82,968          115,589
    Royalties                                       49,178            5,750           90,480          108,856
    Rent                                             9,849            8,362           29,503           38,267
                                            ---------------  ---------------  ---------------  ---------------
        Total operating expenses                   184,068          180,445          555,440          768,234
                                            ---------------  ---------------  ---------------  ---------------

OPERATING LOSS                                     (42,975)        (149,382)        (164,392)        (230,631)

INTEREST EXPENSE:
    Interest expense                                 1,580            2,730            4,939           13,149
    Interest expense, shareholder                        -                -                -            9,618
                                            ---------------  ---------------  ---------------  ---------------
        Total interest expense                      (1,580)          (2,730)          (4,939)         (22,767)
                                            ---------------  ---------------  ---------------  ---------------

OTHER INCOME:
    Income from forgiveness of accrued
    interest on related party note payable               -                -                -          148,483
                                            ---------------  ---------------  ---------------  ---------------


LOSS BEFORE INCOME TAXES                           (44,555)        (152,112)        (169,331)        (104,915)

INCOME TAXES                                             -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------

NET LOSS                                    $      (44,555)  $     (152,112)  $     (169,331)  $     (104,915)
                                            ===============  ===============  ===============  ===============


BASIC NET LOSS PER SHARE                    $        (0.00)  $        (0.01)  $        (0.02)  $        (0.01)
                                            ===============  ===============  ===============  ===============

FULLY DILUTED NET LOSS PER SHARE            $        (0.00)  $        (0.01)  $        (0.02)  $        (0.01)
                                            ===============  ---------------  ===============  ===============

The accompanying notes are an integral part of these consolidated statements.

                              INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                       (Unaudited - Prepared by Management)
                                        ----------------------------------

                                 Common Stock          Common     Additional
                             ----------------------  ----------  ------------
                               $0.001 par value        Stock       Paid-In      Accumulated      Unearned
                             ----------------------  ----------  ------------  -------------  -------------
                               Shares      Amount    Committed     Capital        Deficit      Compensation      Totals
                             -----------  ---------  ----------  ------------  -------------  --------------  ------------
Balances, January 1, 2004     10,633,188  $     534  $        -  $   254,287   $ (1,447,827)  $     (88,000)  $(1,281,006)

Issuance of common stock           2,000          2                      998              -               -         1,000

Stock options cancelled                -          -           -      (40,000)             -          40,000             -

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                 -          -           -            -              -          22,637        22,637

Net loss                               -          -           -            -       (169,331)              -      (169,331)
                             -----------  ---------  ----------  ------------  -------------  --------------  ------------

Balances, September 30,
  2004                        10,635,188  $     536  $        -  $   215,285   $ (1,617,158)  $     (25,363)  $(1,426,700)
                             ===========  =========  ==========  ============  =============  ==============  ============

The accompanying notes are an integral part of these consolidated statements.

                   INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                               (Unaudited - Prepared by Management)
                                ----------------------------------

                                                                     September 30,    September 30,
                                                                    ---------------  ---------------
                                                                         2004             2003
                                                                    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $     (169,331)  $     (104,915)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation                                                        21,010           22,163
        Gain on disposition of property and equipment                            -           (1,443)
        Amortization of deferred compensation under nonqualified
          stock option plan                                                 22,637           36,000
        Increase in accounts receivable                                   (102,430)          (3,004)
    Increase in inventory                                                  (48,588)               -
    Decrease in prepaid expenses                                             1,843           33,568
    Increase in accounts payable and accrued liabilities                   166,674          169,935
                                                                    ---------------  ---------------
          Net cash (used in) provided by operating activities             (108,185)         152,304
                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposition of property and equipment                          -            2,867
    Additions to property and equipment                                          -           (1,957)
                                                                    ---------------  ---------------
          Net cash provided by investing activities                              -              910
                                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                                          255,444          167,492
    Payments to related parties                                           (157,268)        (186,581)
    Accrued interest on note payable to shareholder                              -         (138,865)
    Common stock cancelled and returned to treasury                              -           (3,000)
    Proceeds from issuance of common stock                                   1,000           12,000
                                                                    ---------------  ---------------
        Net cash provided by (used in) financing activities                 99,176         (148,954)
                                                                    ---------------  ---------------

NET (DECREASE) INCREASE IN CASH                                             (9,009)           4,260

CASH, beginning of the period                                               31,065           21,008
                                                                    ---------------  ---------------

CASH, end of period                                                 $       22,056   $       25,268
                                                                    ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Interest paid                                                   $        4,939   $       13,149
                                                                    ===============  ===============
    Income taxes paid                                               $            -   $            -
                                                                    ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOWS INFORMATION:
    Forgiveness of accrued interest on related party note payable   $            -   $      148,483
                                                                    ===============  ===============
    Common stock cancelled and returned to treasury                 $            -   $        4,500
                                                                    ===============  ===============
    Cancellation of stock options                                   $       40,000   $            -
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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine month period ended September 30, 2004, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004.

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

New accounting pronouncements
-----------------------------

In December 2003, FASB revised Statement of Financial Accounting Standards ("SFAS") N132 (revised 2003), "Employer's Disclosure about Pensions and Other Post Retirement Benefits," ("SFAS 132(R)"). SFAS 132(R) amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132(R) retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") which it replaces. It also requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have a significant impact on the consolidated financial condition or results of operations of the Company.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2004, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2004, all of the Company's accounts receivable were due from ten customers.

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

Equipment
---------

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2004, management expects these assets to be fully recoverable.

Depreciation expense amounted to $7,003 and $7,183 for the three months ended September 30, 2004 and 2003, respectively, and $21,010 and $22,163 for the nine months ended September 30, 2004 and 2003, respectively.

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

The following is a summary of stock options granted under the existing stock option plan for the nine months ended September 30, 2004:

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock options (continued)
-------------------------

                                                 Number of Shares
                                                 ----------------
                                                       Non-                 Exercise
                                                    ----------              ---------
                                      Employee       Employee     Totals      Price
                                  ----------------  ----------  ----------  ---------
Balance, January 1, 2004                         -  1,115,000   1,115,000
    Granted on May 31, 2004                      -    300,000     300,000   $    0.35
    Cancelled during the period                  -    (40,000)    (40,000)  $    0.50
    Cancelled during the period                  -   (150,000)   (150,000)  $    2.00
    Cancelled during the period                  -   (150,000)   (150,000)  $    1.50
                                  ----------------  ----------  ----------

Balance, September 30, 2004                      -  1,075,000   1,075,000
                                  ================  ==========  ==========

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Following are the weighted average assumptions used for the nine months ended September 30:

                                2004      2003
                              --------  --------
Risk-free interest rate          3.60%     4.00%
Expected dividend yield             -         -
Expected lives                5 years   5 years
Expected volatility              86.8%     58.3%

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and net loss per share would have been as follows for the three months and nine months ended September 30:

                                                   For the three months ended        For the nine months ended
                                                --------------------------------  --------------------------------
                                                 September 30,    September 30,    September 30,    September 30,
                                                ---------------  ---------------  ---------------  ---------------
                                                     2004             2003             2004             2003
                                                ---------------  ---------------  ---------------  ---------------
Net loss as reported                            $      (44,555)  $     (152,112)  $     (169,331)  $     (104,915)
Deduct:
    Total stock based employee compensation
    determined under fair value method for all
    awards, net of related tax effects                       -                -                -           87,705
                                                ---------------  ---------------  ---------------  ---------------

    Pro forma net loss                          $      (44,555)  $     (152,112)  $     (169,331)  $     (192,620)
                                                ===============  ===============  ===============  ===============

Net loss per share:
    Basic - as reported                         $        (0.00)  $        (0.01)  $        (0.02)  $        (0.01)
                                                ===============  ===============  ===============  ===============
    Basic - pro forma                           $        (0.00)  $        (0.01)  $        (0.02)  $        (0.02)
                                                ===============  ===============  ===============  ===============

    Diluted - as reported                       $        (0.00)  $        (0.01)  $        (0.02)  $        (0.01)
                                                ===============  ===============  ===============  ===============
    Diluted - pro forma                         $        (0.00)  $        (0.01)  $        (0.02)  $        (0.02)
                                                ===============  ===============  ===============  ===============

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

Smart  Stacks(TM)
-----------------

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

Nail Dazzle (continued)
-----------------------

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

TwinTech(TM)
------------

In January, 2003, the Company entered into an exclusive agreement with Chevron Oronite Company LLC ("COC") whereby the parties acknowledge that ICTV intends to market, sell and distribute various automobile fuel and oil additive products, developed by COC, in the United States and elsewhere in the world via various means and media, including, without limitation, one or more direct response television programs of 30 minutes or less. The initial term of the agreement is three years from the date of first airing of the infomercial (November 4, 2004) and automatically renews for three years unless the Company is in default.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       -----------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other  products
---------------

On June 6, 2002, the Company entered into sales representative agreements with six unrelated entities. Pursuant to the agreements, these entities shall serve as the exclusive independent sales representatives for the sale of various products within a specified territory. In consideration for the services given, the Company shall pay a commission at a rate ranging from 3% to 20% of the net sales price. The initial term of the agreements range from one to two years starting June 6, 2002. The agreements shall automatically and continually renew for successive additional one to two year terms unless either party notifies the other, at least thirty days before the end of the then current agreement. In 2003, the Company terminated all six sales representative agreements.

Other  matters
--------------

For the period from April 1, 2000 through September 30, 2004, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

On October 15, 2002, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $3,600 per month for the first 12 months and approximately $4,000 per month for the subsequent 24 months. The term of the lease is three years commencing January 1, 2003 and ending December 31, 2005.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $447,803 as of September 30, 2004. Interest rates charged during this period ranged from 5.25% to 15.5%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheet.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $85,072 as of September 30, 2004. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheet.

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this. The note is unsecured.

The Company has made sales to entities controlled by directors and shareholders of the Company. Sales to these entities amounted to approximately $nil and $15,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $nil and $194,000 for the nine months ended September 30, 2004 and 2003, respectively.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       ----------------------------------


NOTE 7 - CAPITAL TRANSACTIONS

During the nine months ended September 30, 2004, 2,000 options to purchase common stock were exercised at $0.50 per share, for a total of $1,000.


NOTE 8 - BASIC AND FULLY DILUTED NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted net loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

The computations for basic and fully diluted loss per share are as follows:

                                                    Loss         Shares       Per Share
                                                ------------  -------------  -----------
For the three months ended September 30, 2004:  (Numerator)   (Denominator)    Amount
----------------------------------------------  ------------  -------------  -----------

Basic and fully diluted net loss per share
------------------------------------------

Net loss attributable to common shareholders    $   (44,555)     10,635,188  $    (0.00)
                                                ============  =============  ===========

                                                    Loss         Shares       Per Share
                                                ------------  -------------  -----------
For the three months ended September 30, 2003:   (Numerator)  (Denominator)    Amount
----------------------------------------------  ------------  -------------  -----------

Basic and fully diluted net loss per share
------------------------------------------

Net loss attributable to common shareholders    $  (152,112)     10,625,101  $    (0.01)
                                                ============  =============  ===========

                                                    Loss         Shares       Per Share
                                                ------------  -------------  -----------
For the nine months ended September 30, 2004:    (Numerator)  (Denominator)    Amount
----------------------------------------------  ------------  -------------  -----------

Basic and fully diluted net loss per share
------------------------------------------

Net loss attributable to common shareholders    $  (169,331)     10,635,122  $    (0.02)
                                                ============  =============  ===========

                                                    Loss         Shares       Per Share
                                                ------------  -------------  -----------
For the nine months ended September 30, 2003:    (Numerator)  (Denominator)    Amount
----------------------------------------------  ------------  -------------  -----------

Basic and fully diluted net loss per share
------------------------------------------

Net loss attributable to common shareholders    $  (104,915)     10,617,492  $    (0.01)
                                                ============  =============  ===========

                     INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       ----------------------------------


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

Significant components of the Company's deferred tax assets are approximately as follows as of September 30:

                                   2004          2003
                               ------------  ------------
Net operating loss             $   446,000   $   336,000
Basis of investments             2,327,000     2,327,000
Basis of intangibles               428,000       428,000
Basis of stock options             103,000       103,000
Accumulated amortization           120,000       (94,000)
Accumulated depreciation            (8,000)       (8,000)
State taxes                       (138,500)     (125,000)
                               ------------  ------------
    Total deferred tax assets    3,277,500     2,967,000
Valuation allowance             (3,277,500)   (2,967,000)
                               ------------  ------------
    Net deferred tax assets    $         -   $         -
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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                       ----------------------------------


NOTE 10 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating loss by geographic area is as follows:

                           For the three months ended September 30, 2004   For the three months ended September 30, 2003
                           ----------------------------------------------  ---------------------------------------------
                            Domestic       International        Totals       Domestic       International      Totals
                           -------------  ------------------  -----------  ------------  ------------------  -----------
Net sales                  $     30,291   $         200,162   $  230,453   $          -  $          78,695   $   78,695
Cost of sales                    19,189              70,171       89,360              -             47,632       47,632
                           -------------  ------------------  -----------  ------------  ------------------  -----------
Gross profit                     11,102             129,991      141,093              -             31,063       31,063
                           -------------  ------------------  -----------  ------------  ------------------  -----------

Operating expenses:
    Depreciation                    920               6,083        7,003              -              7,183        7,183
    General and                  13,409              88,607      102,016              -            125,982      125,982
      administrative
    Selling and marketing         2,106              13,916       16,022              -             33,168       33,168
    Royalties                     6,464              42,714       49,178              -              5,750        5,750
    Rent                          1,295               8,554        9,849              -              8,362        8,362
                           -------------  ------------------  -----------  ------------  ------------------  -----------
Total operating expense          24,194             159,874      184,068              -            180,445      180,445
                           -------------  ------------------  -----------  ------------  ------------------  -----------

Operating loss             $    (13,092)  $         (29,883)  $  (42,975)  $          -  $        (149,382)  $ (149,382)
                           =============  ==================  ===========  ============  ==================  ===========

                            For the nine months ended September 30, 2004    For the nine months ended September 30, 2003
                            --------------------------------------------    --------------------------------------------
                               Domestic      International       Totals       Domestic      International       Totals
                            -------------  ------------------  -----------  ------------  ------------------  -----------
Net sales                   $     90,445   $         555,822   $  646,267   $    166,575  $         850,812   $1,017,387
Cost of sales                     40,930             214,289      255,219         23,200            456,584      479,784
                            -------------  ------------------  -----------  ------------  ------------------  -----------
Gross profit                      49,515             341,533      391,048        143,375            394,228      537,603
                            -------------  ------------------  -----------  ------------  ------------------  -----------

Operating expenses:
    Depreciation                   2,940              18,070       21,010          3,629             18,534       22,163
    General and                   46,391             285,088      331,479         79,140            404,219      483,359
      administrative
    Selling and marketing         11,611              71,357       82,968         18,925             96,664      115,589
    Royalties                     12,663              77,817       90,480         17,823             91,033      108,856
    Rent                           4,129              25,374       29,503          6,265             32,002       38,267
                            -------------  ------------------  -----------  ------------  ------------------  -----------
Total operating expense           77,734             477,706      555,440        125,782            642,452      768,234
                            -------------  ------------------  -----------  ------------  ------------------  -----------

Operating income (loss)     $    (28,219)  $        (136,173)  $ (164,392)  $     17,593  $        (248,224)  $ (230,631)
                            =============  ==================  ===========  ============  ==================  ===========

NOTE  11  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the nine month period ended September 30, 2004. In addition, the Company has a working capital deficiency of approximately $877,000 and an accumulated deficit of approximately $1,617,000 as of September 30, 2004. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended September 30, 2004, with the quarter ended September 30, 2003.

Revenues

Our revenues increased to approximately $230,000 for the quarter ended September 30, 2004, up from approximately $79,000 for the quarter ended September 30, 2003, or almost 293%. In 2004, as was the case in 2003, we focused on the international markets, with almost 87% of our revenue coming from international sales in comparison to 100% in 2003. The products that provided most of our revenue in the quarter ended September 30, 2004 were our Derma Wand and Smart Stacks products. Sales of our own products made up all but 2% of our revenues for the three months ended September 30, 2004, increasing to approximately
$226,000 (98% of total revenue) from approximately $79,000 (100% of total revenues) for the same period in 2003. During the quarter ended September 30, 2004, our product Derma Wand generated approximately $196,000 in sales, or roughly 85% of our total sales for the quarter in comparison to approximately $50,000 (63% of total sales) for the same period in 2003. The products that provided most of our revenue in the quarter ended September 30, 2003 were our Derma Wand and BetterBlocks products.

Gross  Margin

Gross margin percentage increased to approximately 61% in the quarter ended September 30, 2004, from approximately 39% in the quarter ended September 30, 2003. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in the quarter ended September 30, 2004 from the sale of our own products whereas in the quarter ended September 30, 2003 we received more revenue from sales of third-party products, where our cost of sales are much higher. In the quarter ended September 30, 2004, we received gross margins of approximately $143,000 for Derma Wand and Smart Stacks, whereas in the quarter ended September 30, 2003, we received gross margins of approximately $35,000 for Derma Wand and BetterBlocks.

Operating  Expenses

Total operating expenses increased slightly to approximately $184,000 in the quarter ended September 30, 2004, from approximately $180,000 in the quarter ended September 30, 2003, up approximately $4,000, or 2%. A combined $41,000 decrease in general and administrative costs ($24,000) and selling and marketing costs ($17,000) was offset by a $43,000 increase in royalties expense, which is directly attributable to higher revenues.

Net  Loss

To date, we have not achieved profitability on a consistent basis, however our losses continue to drop on a quarter by quarter basis over the past 5 quarters. Our net loss for the quarter ended September 30, 2004 decreased by almost $107,000 in comparison to the same period in 2003. As operating expenses in the comparable periods were essentially the same, the lower loss was due to the $110,000 increase in gross profit. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

Comparison of Year-to-Date Results

The following discussion compares our results of operations for the nine months ended September 30, 2004, with the nine months ended September 30, 2003.

Revenues

Our revenues decreased to approximately $646,000 for the nine months ended September 30, 2004, from approximately $1,017,000 for the nine months ended September 30, 2003, down 36%. Derma Wand and Smart Stacks provided most of our revenue in the nine months ended September 30, 2004 combining for nearly $595,000 up marginally from the $590,000 sold during the comparative period in 2003. Much of the approximate $371,000 difference in revenues during the three months ended September 30, 2004 versus 2003 resulted from sales of Nail Dazzle (approximately $117,000) and third-party product Ab-Away (approximately $198,000). Sales of our own products made up almost 93% ($598,000) of our revenues for the nine months ended September 30, 2004, up from 74% ($754,000) for the same period in 2003.

Gross  Margin

Gross margin percentage increased to 61% for the nine months ended September 30, 2004, compared to 53% for the nine months ended September 30, 2003. Although revenues were down from the comparative period, gross margin was higher due to the fact that we received more of our total revenues in the nine months ended September 30, 2004 from the sales of our own products as compared to the same period in 2003. For the nine months ended September 30, 2004, we received gross margins of approximately $372,000 for Derma Wand and Smart Stacks, compared to the nine months ended September 30, 2003, where we received gross margins of approximately $353,000 for Derma Wand and smart Stacks, and nearly $97,000 for Nail Dazzle and $45,000 for Cybersonic.

Operating  Expenses

Total operating expenses decreased to approximately $555,000 for the nine months ended September 30, 2004, from approximately $768,000 for the nine months ended September 30, 2003, down approximately 213,000, or almost 28%. The majority of the decrease can be attributed to decreases in general and administrative expenses

(approximately $152,000) and selling and marketing expenses (approximately $33,000). Reduced legal, accounting and consulting fees accounts for much of the decrease in general and administrative expenses.

Net  Loss

To date, we have not achieved profitability on a consistent basis. When you remove the gain of $148,483 recorded in the nine months ended September 30, 2003 (foregiveness of accrued interest on related party note receivable), our net loss for the nine months ended September 30, 2004 decreased by approximately $84,000 in comparison, mainly due to lower general and administrative expenses but also due to the different product mix discussed in gross margin above. We anticipate that until a follow-up financing is completed, we will continue to operate at a loss. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate at a loss.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had approximately $22,000 in cash on the books, compared to approximately $31,000 at December 31, 2003. We generated a negative cash flow from operations of approximately $108,000 for the nine months ended September 30, 2004 compared to a positive cash flow from operations of approximately $152,000 for the nine months ended September 30, 2003. Again we relied on related party advances in 2004 to fund operations, whereas most of positive cash flow generated in 2003 was used to pay down advances from related parties.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000, which is due on November 1, 2004. We are currently in the process of extending the note with BB Trust. During 2003, the BB Trust agreed to forego all interest owed in connection with this note.

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

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the years ended December 31, 2003 and 2002. In addition, the Company has a working capital deficiency of approximately $877,000 and an accumulated deficit of approximately $1,617,000 as of September 30, 2004. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may aggressively roll out our TwinTech product and increase inventory to fill the growing demand for our Derma Wand product. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.


Date: November 10, 2004       By:     /s/ Kelvin Claney
                                 ---------------------------
                              Name:  Kelvin Claney
                              Title: Chief Executive Officer


Date: November 10, 2004       By:     /s/ Patrick Lavin
                                 ---------------------------
                              Name:  Patrick Lavin
                              Title: Chief Financial Officer