Form 10KSB
period 2004-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2005-04-07
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB

(Mark  one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended  December 31, 2004
                                            ------------------
                                       OR
[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition Period from  __________ to  __________

                         Commission file number: 0-49638
                                                 -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                   76-0621102
----------------------------------------   -------------------------------------
  State or other jurisdiction of                   (I.R.S.  Employer
  incorporation or organization)                   Identification No.)


       10245 Sunrise Place NE
        Bainbridge Island, WA                              98110
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

                   Issuer's telephone number:  (206) 842-3729
                                              ---------------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      None
                    ----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                      -------------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's  revenues  for  its  most  recent  fiscal  year: $1,126,398
                                                          ----------

The aggregate market value of the common stock held by non-affiliates of the issuer on March 12, 2005, based on the average bid and asked price on that date, being $0.63, was approximately $2,100,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 12, 2005, the issuer had 10,635,188 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents  Incorporated  by  Reference:  None

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes  [_]  No  [X]

                             INTERNATIONAL COMMERCIAL TELEVISION INC.

                                             INDEX TO
                                   ANNUAL REPORT ON FORM 10-KSB
                               FOR THE YEAR ENDED DECEMBER 31, 2004

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  PAGE
Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . .    13

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . .    13
Item 6.  Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . .    14
Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure  20
Item 8A. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . .    21
Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . .    23
Item 12. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . .    24
Item 13. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
Item 14. Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . .    25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

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

Our international division has been our primary revenue source for the fiscal years ended December 31, 2004 and 2003. Almost 90% of our sales for the year ended December 31, 2004, were generated from products sold internationally, as compared to over 82% for the same period in 2003. In 2001 our focus shifted to the international market for several reasons. First, we perceived a high demand for infomercial products in the international market. Second, our management has relationships with several international infomercial operators, and we believed we could use those relationships to our advantage, especially when marketing our own products. Finally, many of our infomercials for our primary products are awaiting editing for either rollout or testing, and the funds required for production will come from additional financing or cash flow.
Although we plan to continue to devote attention to and to expand our international operations, we expect the vast majority of our revenue in the future to come from domestic sales.

In addition to products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), we act as the international distributor for products owned by third parties (which we refer to as "third-party products"). For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. In most instances, there are previously existing infomercials for the third-party products. We generated approximately 7% and 25% of our total revenue for the years ended December 31, 2004 and 2003, respectively, from the sale of third-party products.

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

During 2003, we transferred all assets and commitments of WSL and RJML directly to ICTV. We concurrently had WSL and RJML removed from the New Zealand
Registrar  of  Companies.

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

Our primary product categories are Health and Beauty and Diet and Fitness. These categories have performed well in DRTV campaigns and they move smoothly to retail sales channels. Retail buyers seek out new and better products in these categories, especially branded products that have gained a high profile through television.

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

Derma  Wand(TM)
---------------

We have a worldwide license to sell the Derma Wand, a skin care appliance that reduces fine lines and wrinkles and improves overall skin appearance. We own a long-form infomercial which to date has been placed in weekly media schedules in Canada, the Philippines, South Africa, Finland, Sweden, Denmark, Holland and the UK.

We have a distribution agreement with Creative Nations International to supply the Derma Wand to international operators in the previously untested areas in the Southeast Asian market.

For the years ended December 31, 2004 and 2003, we generated approximately $980,000 and $529,000 in revenue from international sales of Derma Wand(TM). The price consumers pay for Derma Wand(TM) varies from country to country, however, it generally ranges from approximately $100-$120.

The Derma Wand and associated DermaVital skin care products are long-term continuity products. Once the show begins to air in the U.S. market, we expect corresponding Internet sales to increase.

DermaVital  Hydra  Infusion  Treatment
--------------------------------------

DermaVital is a product that allows water to penetrate the skin's surface, thus re-hydrating the deeper layers. Medical experts, including dermatologists, agree that dehydration or lack of water, is a major cause of skin problems. The problem is that the skin by itself is virtually waterproof and water cannot penetrate its resilient surface. This moisturizing formula has been granted a U.S. Government patent for its ability to send water into the deeper layers of the skin where it is most needed. The result is a deeper moisturization that softens, cleanses and hydrates the skin in a way that enhances and supports your skin's own natural functions.

Diet  Shows
-----------

We have exclusive agreements with two individuals and plan to produce infomercials featuring both of these personalities with strong emphasis on vitamin supplement continuity programs.

Additional  Products  -  Various  Categories
--------------------------------------------

Air-O-Space  5-in-1  SofaBed
----------------------------

AIR-O-SPACE Bed is a inflatable bed system that has five different furniture configurations. It is a sofa, lounger, recliner, bed, and a children's high-rise sleeper all-in-one product. Made to exacting standards, this quality inflatable product comes with its own turbo action inflatable/deflatable pump, an emergency repair kit and a travel bag for easy portability. After a series of tests in the United States market, we determined that the long-term viability of this project, in what has become an overcrowded market, was limited. As a result, we sold off our remaining inventory and no longer carry the product.

BetterBlocks(TM)
------------

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

Smart  Stacks(TM)
-------------

We acquired the rights to exclusively manufacture and market an innovative storage system known as "Smart Stacks(TM)". Since the long-form infomercial was first aired in October 1998, one million Smart Stacks(TM) storage systems have been sold worldwide, of which 400,000 of those were sold on QVC in triple pack form.

A new range of larger size Smart Stacks(TM) has just been completed and prototypes were shown to a large US home shopping channel who has indicated a willingness to sell them on their network subject to their approval of the final product. We had intended to re-edit the Smart Stacks(TM) infomercial, but elected to test the new configuaration on a major US shopping channel beforehand. The results have confirmed our intention to re-edit the current show, however, increased product costs will require us to reconfigure the entire product offer.

Our marketing efforts to date with regard to Smart Stacks(TM) have focused on the international market. Smart Stacks(TM) generated approximately 5% and 8% of our total revenues in each of the fiscal years ended December 31, 2004 and 2003, respectively.

Other
-----

TwinTech(TM)
------------

TwinTech(TM) is a two-in-one engine treatment that combines the benefits of both an oil additive and a fuel additive in one product, delivered via the gas tank. In 2003 we secured an exclusive international distribution agreement with Chevron Oronite Company LLC ("COC") to market and distribute TwinTech(TM), and began infomercial production in June 2003. In September 2004, we received final approval from COC to broadcast the infomercial in the United States. At that time COC expressed interest in buying out our rights to TwinTech(TM) and in March 2005, we terminated our relationship with COC. In exchange for a buyout from COC we have surrendered our rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM).

In addition, we are currently developing infomercials around two unique in-home fitness equipment pieces.

THIRD-PARTY  PRODUCTS

During the last two fiscal years, we sold the following third-party products, both domestically and internationally market: Ab Away, Aussie Nads, Cybersonic(TM), Mojave Sunglasses, Perfect Pancake and Sofabed. Our rights to these third-party products are in the form of informal licenses from the owners of the products to act as the international distributor. As the international distributor, we locate international infomercial operators to air the infomercials, and we receive either royalties from the sales of the products or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. Only 7% of our total revenue for the year ended December 31, 2004 came from the sale of third-party products, compared to 25% for the year ended December 31, 2003.

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

For the year ended December 31, 2004, international sales contributed to almost 90% of our revenue as compared to over 82% for the previous year. Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world. We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

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

Smart  Stacks(TM)
-------------

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

Derma  Wand(TM)
-----------

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

     - Under an endorsement agreement with an individual for her appearance in a Derma Wand(TM) infomercial, we are obligated to pay her for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The current term of the agreement terminates in October 2009, and thereafter will automatically and continually renew for successive and additional 5-year terms unless we are in material default and are notified of her intent to terminate the agreement.


During the past two years we entered into the following agreements in connection with Nail Dazzle(TM), SprintR, Bondzalot(TM) and IBIZ with the obligation to pay royalties as follows:

Nail  Dazzle(TM)
------------

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

SprintR
-------

     - Under an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. ("LSSC"), we are obligated to pay LSSC a royalty per unit sold depending on various scenarios. The initial term of the agreement terminates in June 2007. The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default.

Bondzalot(TM)
---------

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

RESEARCH  AND  DEVELOPMENT

Our research and development costs have consisted of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. In 2003 we started production on our TwinTech(TM) infomercial. Under an arrangement made with a shareholder, the shareholder agreed to pay the entire infomercial production fee in return for a per kit royalty. In March 2005, we terminated our relationship with Chevron Oronite Company LLC ("COC"). In exchange for a buyout from COC we have surrendered our rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM). As a result, we agreed to repay the production cost for the infomercial to the shareholder out of the proceeds received from COC.

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

No matters were submitted to the Company's shareholders during the year ended December 31, 2004.


                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

MARKET  FOR  COMMON  EQUITY

Our common stock trades on the OTC Bulletin Board under the symbol "ICTL". The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market". An established trading market for our securities does not exist. The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Stockwatch is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter ended       High    Low     Quarter ended     High    Low
------------------  -----  -----  ------------------  -----  -----
                      $      $                          $      $
                    -----  -----                      -----  -----
December 31, 2004    0.95   0.56  December 31, 2003    1.60   0.45
September 30, 2004   1.01   0.70  September 30, 2003   1.65   0.65
June 30, 2004        0.90   0.35  June 30, 2003        2.45   1.25
March 31, 2004       1.50   0.80  March 31, 2003       2.35   1.30

HOLDERS

As of March 12, 2005, there were 10,635,188 shares of common stock outstanding, held by approximately 250 shareholders of record.

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

On December 31, 2002, the Company granted options to purchase up to 685,000 shares of our common stock to an executive and employees under our Stock Option Plan at $1.50 per share. The offer and sale of the options was exempt from registration under Rule 701 under the Act. If Rule 701 under the Act is not available as an exemption, we believe the offer and sale of the options was exempt under Rule 506 of Regulation D under the Act and Section 4(2) under the Act. In addition, the offer and sale of 675,000 options granted with an exercise price of $1.50 per share were also exempt under Regulation S under the Act, due to the foreign nationality of the relevant purchasers.

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

On May 31, 2004, the Company granted options to purchase up to 300,000 shares of our common stock to consultants under our Stock Option Plan at $0.35 per share. The offer and sale of the options was exempt from registration under Rule 701 under the Act. If Rule 701 under the Act is not available as an exemption, we believe the offer and sale of the options was exempt under Rule 506 of Regulation D under the Act and Section 4(2) under the Act. In addition, the offer and sale of 300,000 options granted with an exercise price of $0.35 per share were also exempt under Regulation S under the Act, due to the foreign nationality of the relevant purchasers.

During the year ended December 31, 2004, 2,000 options were exercised at $0.50 per share, for a total of $1,000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the fiscal year ended December 31, 2004 with the fiscal year ended December 31, 2003.

Revenues

Net sales increased slightly to approximately $1,130,000 in 2004 from approximately $1,090,000 in 2003, up 4%. In 2004, as was the case for 2003, we focused on the international market, with almost 90% of our revenue coming from international sales compared to 83% in 2003. The products that provided most of our revenue in 2004 were our own products, Derma Wand(TM) and Smart Stacks(TM) and third-party product, Sofabed. Over 93% of net sales were generated by our own products in 2004, nearly 89% of which was attributed to the Derma Wand(TM). In comparison, only three-quarters of net sales in 2003 were attributed to our own products, with the Derma Wand(TM) accounting for one-half. In 2003, our Derma Wand(TM) and Nail Dazzle products generated 61% of net sales and third party product Ab Away generated 18% of net sales.

Derma Wand(TM) sales reached a new high in 2004 and with stronger acceptance internationally, we expect sales to continue to grow in 2005.

Gross  Margin

Gross margin percentage increased to approximately 47% in 2004 from approximately 43% in 2003. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in 2004 from the sales of our own Derma Wand(TM) product and less from the sales of third-party products like Ab Away, where we generally have a higher cost of sales than we do for our own products. In 2004, we received approximately $500,000 in gross margin for Derma Wand(TM), compared to approximately $235,000 in 2003. In the past we accounted for royalties as a separate line item in operating expenses. To better reflect gross margins we have included royalty costs in with cost of sales this year. As a result gross margins will be lower than reported in previous years, but only because of the reallocation of royalties.

Operating  Expenses

Total operating expenses decreased to approximately $617,000 in 2004, down from approximately $767,000 in 2003, down approximately $150,000, or 20%. Management's efforts to streamline operations over the past 18 months are the main reason for the decrease in operating expenses. The majority of the decrease, approximately $142,000, can be attributed to lower general and administrative expenses. Over one-half of the decrease in general and administrative expenses is a direct result of lower accounting fees. In addition, legal fees decreased $27,000, office expenses decreased $7,000 and telephone expenses decreased $10,000. Legal fees were higher in 2003 due to complex contractual issues surrounding our TwinTech(TM) product and Chevron Oronite Company LLC.

Net  Losses

To date, we have not achieved profitability on an annual basis. Our net loss decreased to approximately $98,000 in 2004 from approximately $181,000 in 2003. Our operating loss decreased from approximately $305,000 in 2003 to approximately $89,000 in 2004. . We recorded net income of approximately $72,000 in the last quarter of 2004 due in part to stronger Derma Wand(TM) sales and expect to be profitable in the first quarter of 2005.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2004, we had approximately $95,000 in the bank, compared to approximately $31,000 at December 31, 2003. We have relied on advances from related parties to fund operations in 2004 and 2003. We generated negative cash flow from operations of approximately $7,000 in 2004, compared to a positive cash flow from operations of approximately $64,000 in 2003. Increases in accounts payable and accrued liabilities of approximately $313,000 offset much of the loss (approximately $98,000) and increase in receivables (approximately $254,000) in 2004. In 2003, an increase in accounts payable and accrued liabilities of approximately $212,000 and decrease in prepaid expenses (approximately $34,000) more than offset the net loss of approximately $181,000.

The Company has a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000. In 2003, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this. A gain of $148,483 was recorded in connection with the amount of accrued interest forgiven on the note.

The Company has granted 1,075,000 stock options; 900,000 at $0.35, 80,000 at $0.50, 35,000 at $1.50 and 60,000 at $2.00. All option grants vest over a five-year period. To date, a total of 26,000 stock options have been exercised at $0.50 for $13,000. If the optionees exercise the remainder of these options as they vest, we will receive $514,500 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. In 2004 we recorded stock-based compensation of $14,637 in connection with options granted on May 31, 2004.

The Company has experienced recurring losses from operations and has negative cash flows from operating activities for the year ended December 31, 2004. In addition, the Company has a working capital deficiency of approximately $791,000 and an accumulated deficit of approximately $1,545,000 as of December 31, 2004. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

OFF-BALANCE  SHEET  ARRANGEMENTS

We  do  no  have  any  off-balance  sheet  arrangements.

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

CONCENTRATION OF OWNERSHIP OF MANAGEMENT AND DIRECTORS MAY REDUCE THE CONTROL BY
--------------------------------------------------------------------------------
OTHER  SHAREHOLDERS  OVER  ICTV.
--------------------------------

Our executive officers and directors own or exercise full or partial control over approximately 70% of our outstanding common stock. As a result, other investors in our common stock may not have much influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

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


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

On August 5, 2004 we dismissed our auditor, Moore, Stephens, Wurth, Frazer and Torbet, LLP. On August 5, 2004, we engaged new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Dohan and Company, P.A., CPA's effective on August 5, 2004.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of ICTV:

NAME             AGE  POSITION
--------------------------------------------------------------------------------
Kelvin Claney     55  President, Chief Executive Officer, Secretary and Director
Patrick Lavin     39  Chief Financial Officer
William R. Flohr  43  Director

William Flohr was appointed to the Board of Directors on June 3, 2000. Kelvin Claney was appointed to the Board of Directors on January 22, 2001.

On February 14, 2003, Kelvin Claney assumed the duties of President in addition to his Chief Executive Officer and Secretary duties.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, the Company's directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2004.

AUDIT  COMMITTEE  AND  CODE  OF  ETHICS

We have not formally appointed an audit committee, and the entire Board of Directors (two persons) currently serves the function of an audit committee. Because of the small number of persons involved in management of the Company, we do not have an audit committee financial expert serving on our Board. We have not yet adopted a code of ethics applicable to its chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in management of the Company.


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

COMPENSATION  OF  NAMED  EXECUTIVE  OFFICERS

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2004, 2003 and 2002, by our chief executive officer and president (the "Named Officers"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No options or SAR grants were made to the Named Officers in 2004, nor were any options or SAR's exercised by the Named Officers in 2004.

                                                SUMMARY COMPENSATION TABLE

                                                                     LONG  TERM  COMPENSATION
                          ---------------------------------  ---------------------------------------------
                                 ANNUAL COMPENSATION                      AWARDS                 PAYOUTS
                          ---------------------------------  ---------------------------------  ----------
NAME                                               OTHER     RESTRICTED
AND                                                ANNUAL       STOCK          SECURITIES                     ALL OTHER
PRINCIPAL                                         COMPEN-     AWARD(S)    UNDERLYING OPTIONS/      LTIP         COMP-
POSITION            YEAR  SALARY ($)  BONUS ($)  SATION ($)      ($)            SARS (#)        PAYOUTS ($)  ENSATION ($)
-------------------------------------------------------------------------------------------------------------------------
Kelvin Claney       2004      72,000        nil         nil          nil                nil             nil         nil
(President and      2003      77,000        nil         nil          nil                nil             nil         nil
CEO) (1)            2002      12,000        nil         nil          nil                nil             nil         nil
-------------------------------------------------------------------------------------------------------------------------
Louis Basenese      2004         nil        nil         nil          nil                nil             nil         nil
(former President)  2003       7,000        nil         nil          nil                nil             nil         nil
(2)                 2002       7,000        nil         nil          nil            170,000(4)          nil         nil
-------------------------------------------------------------------------------------------------------------------------
Thomas Woolsey      2004         nil        nil         nil          nil                nil             nil         nil
(former President)  2003         nil        nil         nil          nil                nil             nil         nil
(3)                 2002      37,500        nil         nil          nil                nil             nil         nil
-------------------------------------------------------------------------------------------------------------------------

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------
AND RELATED STOCKHOLDER MATTERS
-------------------------------

The following table sets forth, as of March 12, 2005, our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of March 12, 2005, we had 10,635,188 shares of common stock issued and outstanding.

                                                                NUMBER OF    PERCENTAGE OF
NAME                                                           SHARES OWNED   SHARES OWNED
-------------------------------------------------------------------------------------------
Kelvin Claney, President and Chief Executive Officer, Member
of the Board of Directors (1)                                     7,310,510           65.5%

The Better Blocks Trust, declared January 1, 1994 (2)             7,290,510           65.3%
William Flohr, Member of the Board of Directors (3)                  80,000            0.7%

Patrick Lavin, Chief Financial Officer (4)                          403,014            3.6%

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
GROUP - 3 INDIVIDUALS (5)                                         7,793,524           70.0%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1) Includes 6,790,510 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee and 500,000 options that are currently exercisable by The Better Blocks Trust. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better
     Blocks Trust beyond the extent of his pecuniary interest. Mr. Claney's business address is 10245 Sunrise Place NE, Bainbridge Island, Washington 98110.
(2) Includes 500,000 options that are currently exercisable by The Better Blocks Trust. The address for The Better Blocks Trust is Level 4, 9 High Street, Auckland New Zealand, c/o William Ainslee Reece, Trustee, Reece & Co.
(3) Mr. Flohr's business address is 355 22nd Street, Santa Monica, California 90402.
(4) Mr. Lavin's business address is 1201-700 W. Pender Street, Vancouver, BC V6C 1G8.
(5) Includes 500,000 options that are currently exercisable by The Better Blocks Trust.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2004:

----------------------------------------------------------------------------------------------------------------
                                        (A)                       (B)                          (C)
----------------------------------------------------------------------------------------------------------------
                                                                                 NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY                                     $                 0.49
HOLDERS(1)                                    1,049,000                                                1,925,000
----------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS                                             n/a                     n/a                             n/a
----------------------------------------------------------------------------------------------------------------
TOTAL                                         1,049,000  $                 0.49                        1,925,000
----------------------------------------------------------------------------------------------------------------

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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

We have received short-term advances from Kelvin Claney. The outstanding balance of the advances received from Mr. Claney was approximately $450,000 as of December 31, 2004, and approximately $422,000 as of December 31, 2003. Interest rates charged during these periods ranged from 0% to 21.24%.

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

The Company's executive offices in Bainbridge Island, Washington, are provided to the Company at no charge by Kelvin Claney, President of the Company.

ITEM  13.  EXHIBITS
-------------------

EXHIBITS

Exhibit
Number     Description
------     ---------------------------------------------------------------------

*31.1     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Executive  Officer

*31.2     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Financial  Officer

*32       Section  1350  Certifications

*  Filed herewith

REPORTS ON FORM 8-K

n/a


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $46,283 in 2003 and approximately $19,000 in 2004.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERNATIONAL  COMMERCIAL  TELEVISION  INC.

Date: March 30, 2005             By: s/  Kelvin  Claney
      --------------                --------------------------------------------
                                    Name:  Kelvin  Claney
                                    Title: President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            By: /s/  Kelvin  Claney              Date:  March  30,  2005
                ------------------------------          ----------------
                Name: Kelvin Claney
                Title: President and CEO,
                       Secretary and Director


            By: s/  Patrick  Lavin               Date:  March  30,  2005
                ------------------------------          ----------------
                Name: Patrick Lavin
                Title: Chief Financial Officer


            By: /s/ William R. Flohr             Date:  March  30,  2005
                ------------------------------          ----------------
                Name: William R. Flohr
                Title:  Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

Report of Independent Registered Accounting Firm. . . . . . . . . . . . . . . . . .   F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003. . . . . . . . . . . .   F-2

Consolidated Statements of Operations for the years ended
     December 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Deficiency in Assets for the years ended
    December 31, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .   F-6

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2004

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                       Miami, Florida     33156-7564
A Professional Association                         Telephone      (305) 274-1366
                                                   Facsimile      (305) 274-1368
                                                   E-mail         info@uscpa.com
                                                   Internet        www.uscpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders  and  Board  of  Directors
International  Commercial  Television  Inc.
10245  Sunrise  Place  NE,
Bainbridge  Island,  WA  98110

We have audited the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiaries as of December 31 2004 and 2003, and the related consolidated statements of operations, deficiency in assets and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company incurred losses of $97,671 and $108,911 for the years ended December 31, 2004 and 2003, respectively, and has an accumulated deficit of $1,545,498 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/  Dohan  and  Company,  P.A.
                                   Certified  Public  Accountants

Miami,  Florida
April  5,  2005

                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                              AS OF DECEMBER 31,2004 AND2003
                              ------------------------------


                                                                   2004          2003
                                                               ------------  ------------
                                        ASSETS
                                        ------

CURRENT ASSETS:
  Cash                                                         $    95,191   $    31,065
  Accounts receivable                                              271,667        17,926
  Inventory                                                         53,560        24,523
  Prepaid expenses and deposits                                     16,699        18,542
  Deferred tax assets less valuation allowance of $3,162,000             -             -
  (2003 - $3,147,000)                                          ------------  ------------
      Total current assets                                         437,117        92,056
                                                               ------------  ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                          110,869       110,869
  Less accumulated depreciation                                     76,541        48,528
                                                               ------------  ------------
    Furniture and equipment, net                                    34,328        62,341
                                                               ------------  ------------

      Total assets                                             $   471,445   $   154,397
                                                               ============  ============


                           LIABILITIES AND DEFICIENCY IN ASSETS
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $   381,236   $   214,981
  Accounts payable - related parties                               341,600       195,000
  Due to related parties                                           504,926       434,699
                                                               ------------  ------------
    Total current liabilities                                    1,227,762       844,680
                                                               ------------  ------------

NOTE PAYABLE TO STOCKHOLDER                                        590,723       590,723
                                                               ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

DEFICIENCY IN ASSETS:
  Common stock                                                         536           534
  Additional paid-in-capital                                       229,922       254,287
  Accumulated deficit                                           (1,545,498)   (1,447,827)
  Unearned compensation                                            (32,000)      (88,000)
                                                               ------------  ------------
    Total deficiency in assets                                  (1,347,040)   (1,281,006)
                                                               ------------  ------------

      Total liabilities and deficiency in assets               $   471,445   $   154,397
                                                               ============  ============

The accompanying notes are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31,2004 AND2003
                  --------------------------------------------


                                                   2004         2003
                                                -----------  -----------


NET SALES                                       $1,126,398   $1,086,353
COST OF SALES                                      597,595      623,753
                                                -----------  -----------
GROSS PROFIT                                       528,803      462,600
                                                -----------  -----------

OPERATING EXPENSES:
  Depreciation                                      28,013       28,732
  General and administrative                       452,578      594,631
  Selling and marketing                             98,917      102,196
  Rent                                              37,902       41,787
                                                -----------  -----------
    Total operating expenses                       617,410      767,346
                                                -----------  -----------

OPERATING LOSS                                     (88,607)    (304,746)

OTHER EXPENSES:
  Interest expense                                   9,064       15,030
  Interest expense, stockholder                          -        9,618
                                                -----------  -----------
    Total other expenses                             9,064       24,648
                                                -----------  -----------

OTHER INCOME:
  Gain on forgiveness of note payable interest           -      148,483
                                                -----------  -----------

LOSS BEFORE INCOME TAXES                           (97,671)    (180,911)

INCOME TAXES                                             -            -
                                                -----------  -----------

NET LOSS                                        $  (97,671)  $ (180,911)
                                                ===========  ===========

BASIC NET LOSS PER SHARE                        $    (0.01)  $    (0.02)
                                                ===========  ===========

FULLY DILUTED NET LOSS PER SHARE                $    (0.01)  $    (0.02)
                                                ===========  ===========

The accompanying notes are an integral part of these consolidated statements.

                                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
                                      FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                      ----------------------------------------------


                                 Common Stock         Common      Additional
                           -----------------------  -----------  ------------
                            $0.001 pa     r value      Stock       Paid-In      Accumulated      Unearned
                           ------------  ---------  -----------  ------------  -------------  --------------
                              Shares      Amount     Committed     Capital        Deficit      Compensation      Totals
                           ------------  ---------  -----------  ------------  -------------  --------------  ------------
Balances, January 1, 2003   10,589,188   $    490   $   37,500   $   325,131   $ (1,266,916)  $    (194,000)  $(1,097,795)

Issuance of common stock        49,000         49      (37,500)       49,451              -               -        12,000

Common stock returned to
  treasury and cancelled        (5,000)        (5)           -        (7,495)             -               -        (7,500)

Stock options cancelled              -          -            -      (112,800)             -         112,800             -

Amortization of deferred
  compensation under non-
  qualified stock option
  plan                               -          -            -             -              -          (6,800)       (6,800)

Net loss                             -          -            -             -       (180,911)              -      (180,911)
                           -----------------------------------------------------------------------------------------------

Balances, December 31,
  2003                      10,633,188        534            -       254,287     (1,447,827)        (88,000)   (1,281,006)

Issuance of common stock         2,000          2            -           998              -               -         1,000

Stock options cancelled              -          -            -       (40,000)             -          40,000             -

Stock-based compensation                                              14,637                                       14,637

Amortization of deferred
  compensation under non-
  qualified stock option
  plan                               -          -            -             -              -          16,000        16,000

Net loss                             -          -            -             -        (97,671)              -       (97,671)
                           -----------------------------------------------------------------------------------------------

Balances, December 31,
  2004                      10,635,188   $    536   $        -   $   229,922   $ (1,545,498)  $     (32,000)  $(1,347,040)
                           ===============================================================================================

The  accompanying  notes  are  an  integral  part  of  these  consolidated  statements.

                       INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                   2004        2003
                                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (97,671)  $(180,911)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Depreciation                                                                 28,013      28,732
      Gain on disposition of property and equipment                                     -      (1,443)
      Stock-based compensation                                                     14,637           -
      Amortization of deferred compensation under nonqualified
        stock option plan                                                          16,000      (6,800)
      (Increase) decrease in accounts receivable                                 (253,741)      3,824
      Increase in inventory                                                       (29,037)    (24,473)
      Decrease in prepaid expenses                                                  1,843      33,568
      Increase in accounts payable and accrued liabilities                        312,855     211,646
                                                                                ----------  ----------
          Net cash (used in) provided by operating activities                      (7,101)     64,143
                                                                                ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of property and equipment                                   -       2,867
  Additions to property and equipment                                                   -      (1,957)
                                                                                ----------  ----------
        Net cash provided by investing activities                                       -         910
                                                                                ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                                   406,402     279,783
  Payments to related parties                                                    (336,175)   (204,914)
  Proceeds from issuance of common stock                                            1,000      12,000
  Accrued interest on note payable to shareholder                                       -    (138,865)
  Common stock cancelled and returned to treasury                                       -      (3,000)
                                                                                ----------  ----------
          Net cash provided by (used in) financing activities                      71,227     (54,996)
                                                                                ----------  ----------

NET INCREASE IN CASH                                                               64,126      10,057

CASH, beginning of the period                                                      31,065      21,008
                                                                                ----------  ----------

CASH, end of period                                                             $  95,191   $  31,065
                                                                                ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                                         $   9,064   $  13,149
                                                                                ==========  ==========
  Income taxes paid                                                             $       -   $       -
                                                                                ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
  Cancellation of stock options                                                 $  40,000   $ 112,800
                                                                                ==========  ==========
  Common stock cancelled and returned to treasury                               $       -   $   4,500
                                                                                ==========  ==========
  Forgiveness of accrued interest on related party note payable                 $       -   $ 148,483
                                                                                ==========  ==========
  Issuance of common stock for consulting services                              $       -   $  37,500
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

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999 and has a fiscal year-end of March 31. In 2003, at the direction of management, WSL was removed from the New Zealand Registrar of Companies. All assets and commitments of WSL have been transferred or assigned directly to ICTV.

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year-end of March 31. In 2003, at the direction of management, RJML was removed from the New Zealand Registrar of Companies. All assets and commitments of RJML have been transferred or assigned directly to ICTV.

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

Furniture  and  equipment
-------------------------

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

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired in accordance with FAS 144. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, management expects these assets to be fully recoverable.

Depreciation expense amounted to $28,013 and $28,732 for the years ended December 31, 2004 and 2003, respectively.

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

Income tax benefits that have been recorded during the current period on United States losses have been offset with a full valuation allowance. These benefits will be recorded when realized or at such time it is determined that these benefits are likely to be realized.

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

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2004 and 2003:

                                                               Weighted
                                                               --------
                                   Number  of  Shares          Average
                            ---------------------------------  --------
                                          Non-                 Exercise
                                       ----------              --------
                            Employee    Employee     Totals     Price
                            ---------  ----------  ----------  --------
Balance, January 1, 2003     350,000   1,285,000   1,635,000   $ 1.62
Exercised during the year          -     (24,000)    (24,000)  $ 0.50
Cancelled during the year   (350,000)   (170,000)   (520,000)  $ 1.79
                            ---------  ----------  ----------

Balance, December 31, 2003         -   1,091,000   1,091,000   $ 1.55

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

                                                               Weighted
                                                               --------
                                   Number  of  Shares          Average
                            ---------------------------------  --------
                                         Non-                  Exercise
                                       ----------              --------
                            Employee    Employee     Totals     Price
                            ---------  ----------  ----------   -----
Balance, January 1, 2004            -  1,091,000   1,091,000   $ 1.55
  Granted on May 31, 2004           -    300,000     300,000   $ 0.35
  Exercised during the year         -     (2,000)     (2,000)  $ 0.50
  Cancelled during the year         -   (340,000)   (340,000)  $ 1.60
                             --------  ----------  ----------

Balance, December 31, 2004          -  1,049,000   1,049,000   $ 0.49
                             ========  ==========  ==========

The weighted average fair value of options granted during the year was $0.05 (2003 - $nil). Of the stock options currently outstanding, 592,500 options are currently exercisable at a weighted average exercise price of $0.51. These options expire at dates ranging between March 31, 2006 and September 28, 2011.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Following are the weighted average assumptions used for the years ended December 31, 2004 and 2003:

                           2004      2003

Risk-free interest rate     3.60%     4.00%
Expected dividend yield        -         -
Expected lives           5 years   5 years
Expected volatility        86.77%     69.0%

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the years ended December 31:

                                                                  2004        2003
                                                                ---------  ----------
Net loss as reported                                            $(97,671)  $(180,911)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects         -      (4,821)
                                                                ---------  ----------

    Pro forma net loss                                          $(97,671)  $(176,090)
                                                                =========  ==========

Earnings per share:
    Basic - as reported                                         $  (0.01)  $   (0.02)
                                                                =========  ==========
    Basic - pro forma                                           $  (0.01)  $   (0.02)
                                                                =========  ==========

    Diluted - as reported                                       $  (0.01)  $   (0.02)
                                                                =========  ==========
    Diluted - pro forma                                         $  (0.01)  $   (0.02)
                                                                =========  ==========

The proforma adjustment for the year ended December 31, 2003 includes an adjustment for forfeiture of $166,140.

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

Method  of  Presentation
------------------------

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2004, the Company exceeded the federally insured limit by approximately $31,000 in one of its bank accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2004 and December 31, 2003, all of the Company's trade receivables were due from four customers.

New  accounting  pronouncements
-------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective February 1, 2003. Interpretation No. 46 requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the VIE under certain circumstances. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company complied with this pronouncement. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.


NOTE  2  -  LICENSE  AND  RECONVEYANCE  AGREEMENTS

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


NOTE  3  -  FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3  -  FINANCIAL  INSTRUMENTS  (CONTINUED)

exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature. The carrying amount of note payable debt approximates fair value based on the borrowing rate of prime rate plus 1.0%.


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks(TM)
-------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks(TM). Smart Stacks(TM) is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote, market, sell and distribute Smart Stacks(TM) worldwide through all means. In consideration of the grants received, RJML shall pay a royalty based on net sales depending on various scenarios as defined in the agreement. The initial term of the agreement was five years starting May 18, 1998. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the inventor intends to terminate the agreement.

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

Derma  Wand(TM)
---------------

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand. WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement. The initial term of this agreement was until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three-year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term.

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a Derma Wand(TM) infomercial. On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The initial term of the agreement was five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Derma  Wand(TM)(continued)
--------------------------

The Company assumed any and all responsibilities associated with the agreements noted above on April 1, 2000, pursuant to the license and reconveyance agreement disclosed in Note 2.

On January 5, 2001, WSL entered into a marketing and royalty agreement with Omega 5. WSL shall have worldwide nonexclusive rights to manufacture, market and distribute Derma Wand(TM). In consideration of these rights, WSL shall pay a royalty for each unit sold of Derma Wand depending on various scenarios as defined in the agreement. The agreement is silent as to its duration.

During 2004, the Company entered into two Letter Agreements with Omega 5 wherein ICTV was appointed as exclusive distributor for the Derma Wand(TM) in an additional 78 countries/territories throughout the world, with the exception of the United States. The rights remain exclusive to ICTV provided ICTV purchases a minimum quantity each year and pays the royalty described above. The term of the agreements is for three years with automatic three year renewals.

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

Bondzalot(TM)
---------

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

TwinTech(TM)
------------

In January, 2003, the Company entered into an exclusive agreement with Chevron Oronite Company LLC ("COC") whereby the parties acknowledge that ICTV intends to market, sell and distribute various automobile fuel and oil additive products, developed by COC, in the United States and elsewhere in the world via various means and media, including, without limitation, one or more direct response television

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

TwinTech(TM)  (continued)
-------------------------

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

Subsequent to year-end, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above. In consideration for surrendering our rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM) we will receive funds from COC. From these funds, we have agreed to repay Real to Reel's production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

Other  matters
--------------

For the period from January 1, 2003 through December 31, 2004, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

On October 15, 2002, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $3,600 per month for the first 12 months and approximately $4,000 per month for the subsequent 24 months. The term of the lease is three years commencing January 1, 2003 and ending December 31, 2005.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $450,245 and $422,391 as of December 31, 2004 and 2003, respectively. Interest rates charged during these periods ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $54,681 and $12,308 as of December 31, 2004 and 2003, respectively. These advances bear no interest and are due on demand. It is anticipated that these

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this. A gain of $148,483 ($0.01 per share) was recorded in connection with the amount of accrued interest forgiven on the note. The note is unsecured.


NOTE  6  -  CAPITAL  TRANSACTIONS

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

During the year ended December 31, 2004 and 2003, 2,000 and 24,000 options were exercised at $0.50 per share, for a total of $1,000 and $12,000, respectively.


NOTE  7  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE

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

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                            Loss         Shares       Per Share
                                        ------------  -------------  -----------
For the year ended December 31, 2004:   (Numerator)   (Denominator)    Amount
--------------------------------------  ------------  -------------  -----------

Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders   $   (97,671)     10,635,139  $    (0.01)
                                        ============  =============  ===========


                                            Loss         Shares       Per Share
                                        ------------  -------------  -----------
For the year ended December 31, 2003:    (Numerator)  (Denominator)    Amount
--------------------------------------  ------------  -------------  -----------

Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders   $  (180,911)     10,621,448  $    (0.02)
                                        ============  =============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  INCOME  TAXES

The Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $1,550,000 related to US federal, foreign and state jurisdictions through December 31, 2004. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of December 31:

                                 2004          2003
                             ------------  ------------
Net operating loss           $   331,000   $   324,000
Basis of investments           2,327,000     2,327,000
Basis of intangibles             428,000       428,000
Basis of stock options           103,000       103,000
Accumulated amortization         107,000       106,000
Accumulated depreciation          (2,000)       (8,000)
State taxes                     (132,000)     (133,000)
                             ------------  ------------
  Total deferred tax assets    3,162,000     3,147,000
Valuation allowance           (3,162,000)   (3,147,000)
                             ------------  ------------
  Net deferred tax assets    $         -   $         -
                             ============  ============

NOTE  9  -  SEGMENT  REPORTING

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

Information with respect to the Company's operating loss by geographic area is as follows:

                            For the year ended December 31, 2004     For the year ended December 31, 2003
                          ----------------------------------------  ---------------------------------------
                           Domestic    International     Totals     Domestic    International     Totals
                          ----------  ---------------  -----------  ---------  ---------------  -----------
Net sales                 $ 117,260   $    1,009,138   $1,126,398   $ 189,368  $      896,985   $1,086,353
Cost of sales                68,035          529,560      597,595      46,825         576,928      623,753
                          ----------  ---------------  -----------  ---------  ---------------  -----------
Gross profit                 49,225          479,578      528,803     142,543         320,057      462,600
                          ----------  ---------------  -----------  ---------  ---------------  -----------

Operating expenses:
  Depreciation                2,916           25,097       28,013       5,008          23,724       28,732
  General and
    administrative           47,114          405,464      452,578     103,653         490,978      594,631
  Selling and marketing      10,297           88,620       98,917      17,814          84,382      102,196
  Rent                        3,946           33,956       37,902       7,284          34,503       41,787
                          ----------  ---------------  -----------  ---------  ---------------  -----------
Total operating expense      64,273          553,137      617,410     133,759         633,587      767,346
                          ----------  ---------------  -----------  ---------  ---------------  -----------

Operating income (loss)   $ (15,048)  $      (73,559)  $  (88,607)  $   8,784  $     (313,530)  $ (304,746)
                          ==========  ===============  ===========  =========  ===============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company has experienced recurring losses from operations and the Company had negative cash flows from operating activities for the year ended December 31, 2004. In addition, the Company has a working capital deficiency of approximately $790,000 and an accumulated deficit of approximately $1,545,000 as of December 31, 2004. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.