Form 10QSB
period 2005-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2005-05-16
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31,2005
                                                 -------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from__________ to __________

                       Commission file number:     0-49638
                                                   -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                         76-0621102
       ------------------------------  ---------------------------------
       State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization
       ------------------------------  ---------------------------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2005, the Issuer had 10,635,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                TABLE OF CONTENTS

PART I -FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS                                               1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         19

ITEM 3.  CONTROLS AND PROCEDURES                                           22


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  23

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2005 (unaudited)
            and December 31, 2004                                           2

         Consolidated Statements of Operations for the three months
            ended March 31, 2005 and 2004 (unaudited)                       3

         Consolidated Statements of Deficiency in Assets for the three months ended March 31, 2005 (unaudited) and year ended
            December 31, 2004                                               4

         Consolidated Statements of Cash Flows for the three months
            ended March 31, 2005 and 2004 (unaudited)                       5

         Notes to the Consolidated Financial Statements                6 - 18

                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                March 31,     December 31,
                                                               ------------  --------------
                                                                   2005           2004
                                                               ------------  --------------
                                                               (unaudited)
                                                               ------------
                                          ASSETS
                                          ------
CURRENT ASSETS:
  Cash                                                         $   627,574   $      95,191
  Accounts receivable                                              118,620         271,667
  Inventory                                                         32,579          53,560
  Prepaid expenses and deposits                                     16,699          16,699
  Deferred tax assets less valuation allowance of $3,105,500             -               -
        (December 31, 2004 - $3,162,000)                      ------------  --------------

    Total current assets                                           795,472         437,117
                                                               ------------  --------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                                          110,869         110,869
  Less accumulated depreciation                                     81,228          76,541
                                                               ------------  --------------
    Property and equipment, net                                     29,641          34,328
                                                               ------------  --------------

      Total assets                                             $   825,113   $     471,445
                                                               ============  ==============

                        LIABILITIES AND DEFICIENCY IN ASSETS
                        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $   516,504   $     381,236
  Accounts payable - related parties                               303,200         341,600
  Due to related parties                                           487,020         504,926
                                                               ------------  --------------
    Total current liabilities                                    1,306,724       1,227,762
                                                               ------------  --------------

NOTE PAYABLE TO SHAREHOLDER                                        590,723         590,723
                                                               ------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 4)

DEFICIENCY IN ASSETS:
  Common stock                                                         536             536
  Additional paid-in-capital                                       229,922         229,922
  Accumulated deficit                                           (1,270,792)     (1,545,498)
  Unearned compensation                                            (32,000)        (32,000)
                                                               ------------  --------------
    Total deficiency in assets                                  (1,072,334)     (1,347,040)
                                                               ------------  --------------

      Total liabilities and deficiency in assets               $   825,113   $     471,445
                                                               ============  ==============

The accompanying notes are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                            2005          2004
                                        ------------  ------------
                                        (unaudited)   (unaudited)
                                        ------------  ------------
NET SALES                               $  1,038,818  $   126,211
COST OF SALES                                440,360       64,694
                                        ------------  ------------
GROSS PROFIT                                 598,458       61,517
                                        ------------  ------------

OPERATING EXPENSES:
  Depreciation                                 4,687        7,003
  General and administrative                  99,549       91,862
  Selling and marketing                      211,242       25,765
  Rent                                         6,193        9,816
                                        ------------  ------------
      Total operating expenses               321,671      134,446
                                        ------------  ------------

OPERATING INCOME (LOSS)                      276,787      (72,929)
                                        ------------  ------------

OTHER EXPENSES:
  Interest expense                             2,081        1,353
                                        ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES            274,706      (74,282)

INCOME TAXES                                       -            -
                                        ------------  ------------

NET INCOME (LOSS)                       $    274,706  $   (74,282)
                                        ============  ============

BASIC INCOME (LOSS) PER SHARE           $       0.03  $     (0.01)
                                        ============  ============

FULLY DILUTED INCOME (LOSS) PER SHARE   $       0.03  $     (0.01)
                                        ============  ============

The accompanying notes are an integral part of these consolidated statements.

                            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS


                                    Common Stock        Additional
                               ----------------------  ------------
                                  $0.001 par value       Paid-In      Accumulated      Unearned
                               ----------------------  ------------  -------------  --------------
                                 Shares      Amount      Capital        Deficit      Compensation      Totals
                               -----------  ---------  ------------  -------------  --------------  ------------
Balances, January 1, 2004       10,633,188  $     534  $   254,287   $ (1,447,827)  $     (88,000)  $(1,281,006)

Issuance of common stock             2,000          2          998              -               -         1,000

Stock options cancelled                  -          -      (40,000)             -          40,000             -

Stock-based compensation                 -          -       14,637              -               -        14,637

Amortization of deferred
  compensation under non-
  qualified stock option plan            -          -            -              -          16,000        16,000

Net loss                                 -          -            -        (97,671)              -       (97,671)
                               -----------  ---------  ------------  -------------  --------------  ------------

Balances, December 31, 2004     10,635,188        536      229,922     (1,545,498)        (32,000)   (1,347,040)

Net income                               -          -            -        274,706               -       274,706
                               -----------  ---------  ------------  -------------  --------------  ------------


Balances, March 31, 2005        10,635,188  $     536  $   229,922   $ (1,270,792)  $     (32,000)  $(1,072,334)
                               ===========  =========  ============  =============  ==============  ============

The accompanying notes are an integral part of these consolidated statements.

                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                  2005          2004
                                                              ------------  ------------
                                                              (unaudited)   (unaudited)
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   274,706   $   (74,282)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                  4,687         7,003
      Decrease (increase) in accounts receivable                  153,047       (59,149)
      Decrease (increase) in inventory                             20,981       (23,696)
      Increase in accounts payable and accrued liabilities        135,268        92,350
                                                              ------------  ------------
        Net cash provided by (used in) operating activities       588,689       (57,774)
                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                   -             -
                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                    34,253        68,853
  Payments to related parties                                     (90,559)      (22,337)
  Proceeds from issuance of common stock                                -         1,000
                                                              ------------  ------------
      Net cash provided by (used in) financing activities         (56,306)       47,516
                                                              ------------  ------------

NET INCREASE (DECREASE) IN CASH                                   532,383       (10,258)

CASH, beginning of the period                                      95,191        31,065
                                                              ------------  ------------

CASH, end of period                                           $   627,574   $    20,807
                                                              ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                       $     2,081   $     1,353
                                                              ============  ============
  Income taxes paid                                           $         -   $         -
                                                              ============  ============

The accompanying notes are an integral part of this statement.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three month period ended March 31, 2005, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2005.

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

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired in accordance with FAS 144. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2005, management expects these assets to be fully recoverable.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Furniture  and  equipment  (continued)
--------------------------------------

Depreciation expense amounted to $4,687 and $7,003 for the three months ended March 31, 2005 and 2004, respectively.

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

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2005 and year ended December 31, 2004:

                                                                                 Weighted
                                                                                 ---------
                                                      Number of Shares            Average
                                               --------------------------------  ---------
                                                            Non-                 Exercise
                                                         ----------              ---------
                                               Employee   Employee     Totals      Price
                                               --------  ----------  ----------  ---------
Balance, January 1, 2004                              -  1,091,000   1,091,000   $    1.55
  Granted on May 31, 2004                             -    300,000     300,000   $    0.35
  Exercised during the year                           -     (2,000)     (2,000)  $    0.50
  Cancelled during the year                           -   (340,000)   (340,000)  $    1.60
                                               --------  ----------  ----------

Balance, March 31, 2005 and December 31, 2004         -  1,049,000   1,049,000   $    0.49
                                               ========  ==========  ==========

During the period ended March 31, 2005 and 2004, there were no options granted. Of the stock options currently outstanding, 592,500 options are currently exercisable at a weighted average exercise price of $0.53. These options expire at dates ranging between March 31, 2006 and September 28, 2011.

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

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months ended March 31:

                                                                   2005      2004
                                                                 --------  ---------
Net income (loss) as reported                                    $274,706  $(74,282)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects          -         -
                                                                 --------  ---------

Pro forma net income (loss)                                      $274,706  $(74,282)
                                                                 ========  =========

Earnings (loss) per share:
  Basic - as reported                                            $   0.03  $  (0.01)
                                                                 ========  =========
  Basic - pro forma                                              $   0.03  $  (0.01)
                                                                 ========  =========

  Diluted - as reported                                          $   0.03  $  (0.01)
                                                                 ========  =========
  Diluted - pro forma                                            $   0.03  $  (0.01)
                                                                 ========  =========

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

Method  of  Presentation
------------------------

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2005, the Company exceeded the federally insured limit by approximately $560,000 in one of its bank accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2005 and December 31, 2004, all of the Company's trade receivables were due from six and four customers, respectively.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2  -  LICENSE  AND  RECONVEYANCE  AGREEMENTS

Effective April 1, 2000, the Company entered into a License and Reconveyance Agreement with WSL and RJML. These agreements are royalty-free. WSL and RJML owned or had rights in certain intellectual properties that were transferred or assigned to ICTV during 2003. Accordingly, WSL and RJML granted all production rights, proprietary rights, inventory, development rights, hard assets, licenses and any assets or rights to the Company. The Company has the right to further develop and enhance the intellectual properties as the Company sees fit.


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

The carrying amount of accounts receivable and payables approximate fair value due to their short-term nature. The carrying amount of note payable debt approximates fair value based on the borrowing rate of prime rate plus 1.0%.


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

Smart  Stacks(TM)
-----------------

On May 18, 1998, RJML entered into a manufacturing, marketing and distribution agreement with the inventor of Smart Stacks(TM). Smart Stacks(TM) is a set of rotating and stacking storage trays. Pursuant to the agreement, the inventor grants to RJML the exclusive right to manufacture, advertise, promote,

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Smart  Stacks(TM)(continued)
----------------------------

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

Derma  Wand(TM)
---------------

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand(TM). WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement. The initial term of this agreement was until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three-year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term. During the period ended March 31, 2005, the agreement was amended such that royalties payable on units sold after December 31, 2004 cease.

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

Derma  Wand(TM)
---------------

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

Bondzalot(TM)
-------------

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products ("Products"). The individual has granted the exclusive right to market through all forms of distribution a product to be known as Bondzalot(TM) in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long-form infomercial ("Program") and pay a royalty on a per unit basis at a price to be determined. The Company agrees to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted (December 15, 2002), to retain the exclusive rights, otherwise the license shall revert to a non-exclusive license. The initial term of the agreement is five years starting July 8, 2002. The agreement automatically and continually renews for successive additional five-year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bondzalot(TM)(continued)
------------------------

notice. The Company produced and tested the Program. As the results were poor, the Company did not purchase the minimum commitment to retain exclusive rights. Management plans to edit the Program with the intention of marketing the Products internationally.

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

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above. In consideration for surrendering our rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM)we received $800,000 from COC. From these funds, we have agreed to repay Real to Reel's production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  matters
--------------

For the period from January 1, 2004 through March 31, 2005, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

On October 15, 2002, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $3,600 per month for the first 12 months and approximately $4,500 per month for the subsequent 24 months. The term of the lease is three years commencing January 1, 2003 and ending December 31, 2005.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $483,274 and $450,245 as of March 31, 2005 and December 31, 2004, respectively. Interest rates charged during these periods ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $3,746 and $54,681 as of March 31, 2005 and December 31, 2004, respectively. These advances bear no interest and are due on demand. It is anticipated that these advances will be paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this. A gain of $148,483 ($0.01 per share) was recorded in connection with the amount of accrued interest forgiven on the note. The note is unsecured.


NOTE  6  -  CAPITAL  TRANSACTIONS

During the year ended December 31, 2004, 2,000 options were exercised at $0.50 per share, for a total of $1,000. During the three months ended March 31, 2005, no shares were issued.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                               Income        Shares       Per Share
                                            ------------  -------------  -----------
For the three months ended March 31, 2005:  (Numerator)   (Denominator)    Amount
------------------------------------------  ------------  -------------  -----------
Basic earnings per share
------------------------

Income available to common shareholders     $   274,706      10,635,188  $     0.03
                                            ============  =============  ===========

Fully diluted earnings per share
--------------------------------

Income available to common shareholders     $   274,706      10,844,875  $     0.03
                                            ============  =============  ===========

                                                Loss          Shares      Per Share
                                            ------------  -------------  -----------
For the three months ended March 31, 2004:   (Numerator)  (Denominator)    Amount
------------------------------------------  ------------  -------------  -----------

Basic and fully diluted loss per share
--------------------------------------

Loss available to common shareholders       $   (74,282)     10,634,990  $    (0.01)
                                            ============  =============  ===========

NOTE  8  -  INCOME  TAXES

Apart from the past two quarters, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $1,270,000 related to US federal, foreign and state jurisdictions through March 31, 2005. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  INCOME  TAXES  (CONTINUED)

Significant components of the Company's deferred tax assets are approximately as follows:

                              March 31, 2005    December 31, 2004
                             ----------------  -------------------
Net operating loss           $       237,500   $          331,000
Basis of investments               2,327,000            2,327,000
Basis of intangibles                 428,000              428,000
Basis of stock options               103,000              103,000
Accumulated amortization             107,000              107,000
Accumulated depreciation              (2,000)              (2,000)
State taxes                          (95,000)            (132,000)
                             ----------------  -------------------
  Total deferred tax assets        3,105,500            3,162,000
Valuation allowance               (3,105,500)          (3,162,000)
                             ----------------  -------------------
  Net deferred tax assets    $             -   $                -
                             ================  ===================

NOTE  9  -  SEGMENT  REPORTING

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

Information with respect to the Company's operating loss by geographic area is as follows:

                                  For the three months ended March 31, 2005         For the three months ended March 31, 2004
                               -----------------------------------------------  --------------------------------------------------
                                  Domestic     International       Totals          Domestic       International        Totals
                               --------------  --------------  ---------------  ---------------  ---------------  ----------------
Net sales                      $      800,000  $      238,818  $     1,038,818  $       29,711   $       96,500   $       126,211
Cost of sales                         300,000         140,360          440,360          17,378           47,316            64,694
                               --------------  --------------  ---------------  ---------------  ---------------  ----------------
Gross profit                          500,000          98,458          598,458          12,333           49,184            61,517
                               --------------  --------------  ---------------  ---------------  ---------------  ----------------

Operating expenses:
  Depreciation                          3,610           1,077            4,687           1,648            5,355             7,003
  General and administrative           76,663          22,886           99,549          21,625           70,237            91,862
  Selling and marketing               162,679          48,563          211,242           6,065           19,700            25,765
  Rent                                  4,769           1,424            6,193           2,311            7,505             9,816
                               --------------  --------------  ---------------  ---------------  ---------------  ----------------
Total operating expense               247,721          73,950          321,671          31,649          102,797           134,446
                               --------------  --------------  ---------------  ---------------  ---------------  ----------------

Operating income (loss)        $      252,279  $       24,508  $       276,787  $      (19,316)  $      (53,613)  $       (72,929)
                               ==============  ==============  ===============  ===============  ===============  ================

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flows from operating activities during the past two quarters, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $510,000 and an accumulated deficit of approximately $1,270,000 as of March 31, 2005. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended March 31, 2005, with the quarter ended March 31, 2004.

Revenues

Our revenues increased to approximately $1,039,000 for the quarter ended March 31, 2005, up from approximately $126,000 recorded during the comparative quarter in 2004, up 725%. In March 2005 we received $800,000 from Chevron Oronite Company LLC ("COC") in consideration for surrendering our rights to the COC products and the TwinTech infomercial. Our Derma Wand product generated the balance, or almost $239,000 in revenues, an increase of 185% over the same period in 2004 and almost double the revenues for all products sold during the three months ended March 31, 2004. All revenues recorded during the quarter ended March 31, 2005 were generated by our own products, compared to almost 77% during the comparative period in 2004.

Gross  Margin

Gross margin percentage increased to approximately 58% for the quarter ended March 31, 2005, compared to approximately 49% for the quarter ended March 31, 2004. The increase in gross margin percentage was primarily due to the revenues generated from the TwinTech sale. During the quarter ended March 31, 2005, we received gross margins of approximately $98,000 for Derma Wand and $500,000 for TwinTech, whereas in the quarter ended March 31, 2004, we received gross margins of only $52,000 for Derma Wand.

Operating  Expenses

Total operating expenses increased to approximately $322,000 during the quarter ended March 31, 2005, from approximately $134,000 during the quarter ended March 31, 2004, up approximately $188,000, or 140%. All of the increase can be attributed to the increase in selling and marketing which includes the production cost of the TwinTech infomercial. The full production cost was originally borne by a shareholder, as evidenced by an April 28, 2003 funding agreement, in exchange for a per kit royalty, not to exceed $2,000,000. In conjunction with the buyout from COC, we agreed to repay the production fee to the shareholder in full settlement of the obligations set forth in the funding agreement.

Net  Income

Apart from the past two quarters, we have not achieved profitability on a consistent or annualized basis. Our net income of almost $275,000 for the quarter ended March 31, 2005 follows up fourth quarter 2004 net income of almost $72,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2005, we had approximately $628,000 in cash on the books, compared to approximately $95,000 at December 31, 2004. We generated positive cash flow from operations of approximately $589,000 in the first quarter of 2005 compared to a negative cash flow from operations of approximately $58,000 for the same period in 2004. The positive cash flow from operations was a combination of net income, accounts receivable collected and an increase in payables and accrued liabilities. In 2004, we relied on shareholder advances to fund operations.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000.

The Company has granted 1,075,000 stock options; 900,000 at $0.35, 80,000 at $0.50, 35,000 at $1.50 and 60,000 at $2.00. All option grants vest over a five-year period. To date, a total of 26,000 stock options have been exercised at $0.50 for proceeds of $13,000. If the optionees exercise the remainder of these options as they vest, we will receive $514,500 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted or exercised during the period ended March 31, 2005.

Apart from the past two quarters, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $510,000 and an accumulated deficit of approximately $1,270,000 as of March 31, 2005. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.


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

EXHIBITS

Exhibit
Number    Description

*31.1     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Executive  Officer

*31.2     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Financial  Officer

*32       Section  1350  Certifications

*  Filed  herewith

REPORTS  ON  FORM  8-K

No  reports  on  Form  8-K  were  filed during the quarter ended March 31, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
                                   Registrant


Date:  May  9,  2005          By:  /s/  Kelvin  Claney
                                 -----------------------
                              Name:  Kelvin  Claney
                              Title:  Chief  Executive  Officer


Date:  May  9,  2005          By:  /s/  Patrick  Lavin
                                 -----------------------
                              Name:  Patrick  Lavin
                              Title:  Chief  Financial  Officer