Form 10QSB
period 2005-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2005-08-22
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
[x]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF  1934

          For the quarterly period ended June 30, 2005
                                         -------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from__________ to __________

          Commission file number:     0-49638
                                      -------


                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

      --------------------------------------------------------------------
                   Nevada                           76-0621102
      --------------------------------------------------------------------
      State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization
      --------------------------------------------------------------------


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2005, the Issuer had 10,635,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [_] No [X]

                                    TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.        FINANCIAL STATEMENTS                                                    1

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              21

ITEM 3.        CONTROLS AND PROCEDURES                                                24


PART II - OTHER INFORMATION
---------------------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                       25

SIGNATURES                                                                            26

                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------


ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheet as of June 30, 2005 (unaudited)                              2

          Consolidated Statements of Operations for the three months ended June 30, 2005 and      3
            2004 (unaudited) and for the six months ended June 30, 2005 and 2004
            (unaudited)

          Consolidated Statements of Deficiency in Assets for the six months ended June 30,      4
            2005 (unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and        5
            2004 (unaudited)

          Notes to the Consolidated Financial Statements (unaudited)                           6-20

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005
                                  (Unaudited)
                                   ---------


                                                                 June 30,
                                                                   2005
                                                               ------------
                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash                                                         $    63,797
  Accounts receivable                                              280,158
  Inventory, net                                                    22,942
  Prepaid expenses and deposits                                     11,699
  Deferred tax asset less valuation allowance of $3,224,000              -
                                                               ------------
    Total current assets                                           378,596
                                                               ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                          110,869
  Less accumulated depreciation                                     85,915
                                                               ------------
    Furniture and equipment, net                                    24,954
                                                               ------------

      Total assets                                             $   403,550
                                                               ============


                  LIABILITIES AND DEFICIENCY IN ASSETS
                  ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $   235,289
  Accounts payable and accrued liabilities - related parties       108,900
  Due to related parties                                           455,881
                                                               ------------
    Total current liabilities                                      800,070
                                                               ------------


NOTE PAYABLE TO SHAREHOLDER                                        590,723
                                                               ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:
  Common stock                                                         536
  Additional paid-in-capital                                       229,922
  Accumulated deficit                                           (1,193,701)
  Unearned compensation                                            (24,000)
                                                               ------------
    Total deficiency in assets                                    (987,243)
                                                               ------------

       Total liabilities and deficiency in assets              $   403,550
                                                               ============

The  accompanying  notes  are an integral part of these consolidated statements.

                          INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                 (Unaudited)
                                                  ---------


                                               For the three months ended         For the six months ended
                                            --------------------------------  --------------------------------
                                             June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                            ---------------  ---------------  ---------------  ---------------

NET SALES                                   $      418,116   $      289,604   $    1,456,934   $      415,814
COST OF SALES                                      179,766          142,467          620,126          207,161
                                            ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                       238,350          147,137          836,808          208,653
                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                                       4,687            7,004            9,374           14,007
  General and administrative                       145,810          137,601          245,359          229,463
  Selling and marketing                              4,033           41,181          215,275           66,946
  Rent                                               5,722            9,838           11,915           19,654
                                            ---------------  ---------------  ---------------  ---------------
    Total operating expenses                       160,252          195,624          481,923          330,070
                                            ---------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                             78,098          (48,487)         354,885         (121,417)

INTEREST EXPENSE:
  Interest expense                                   1,007            2,007            3,088            3,360
                                            ---------------  ---------------  ---------------  ---------------
    Total interest expense                           1,007            2,007            3,088            3,360
                                            ---------------  ---------------  ---------------  ---------------


INCOME (LOSS) BEFORE INCOME TAXES                   77,091          (50,494)         351,797         (124,777)

INCOME TAXES
  Income tax expense                                26,211                -          119,611                -
  Tax benefit of net operating loss
  carry forward                                    (26,211)               -         (119,611)               -
                                            ---------------  ---------------  ---------------  ---------------
INCOME TAXES                                             -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS)                           $       77,091   $      (50,494)  $      351,797   $     (124,777)
                                            ===============  ===============  ===============  ===============


BASIC NET INCOME (LOSS) PER SHARE           $          .01   $        (0.00)  $          .03   $        (0.01)
                                            ===============  ===============  ===============  ===============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $          .01   $        (0.00)  $          .03   $        (0.01)
                                            ===============  ===============  ===============  ===============

The  accompanying  notes  are an integral part of these consolidated statements.

                                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF DEFICIENCIES IN ASSETS
                                                       (Unaudited)
                                                        ---------


                                      Common Stock
                                    $0.001 par value    Common     Additional
                                  -------------------    Stock       Paid-In    Accumulated      Unearned
                                    Shares    Amount   Committed     Capital      Deficit      Compensation      Totals
                                  ----------  -------  ----------  -----------  ------------  --------------  ------------

                                  ----------------------------------------------------------------------------------------

Balances, December 31, 2004       10,635,188  $   536  $        -  $   229,922  $(1,545,498)  $     (32,000)  $(1,347,040)

Issuance of common stock                   -        -                        -            -               -             -

Stock options cancelled                    -        -           -            -            -               -             -

Amortization of deferred
  compensation under
  nonqualified stock option plan           -        -           -            -            -           8,000         8,000

Net income                                 -        -           -            -      351,797               -       351,797
                                  ----------------------------------------------------------------------------------------

Balances, June 30, 2005           10,635,188  $   536  $        -  $   229,922  $(1,193,701)  $     (24,000)  $  (987,243)
                                  ========================================================================================

The  accompanying  notes  are an integral part of these consolidated statements.

               INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                     (Unaudited)
                                      ---------


                                                                 June 30,    June 30,
                                                                   2005        2004
                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $ 351,797   $(124,777)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                  9,374      14,007
      Amortization of deferred compensation under nonqualified
        stock option plan                                           8,000      22,637
      Increase in accounts receivable                              (8,491)    (85,595)
      Decrease (increase) in inventory                             30,618     (37,590)
      Decrease in prepaid expenses                                  5,000       1,843
      Increase (decrease) in accounts payable and accrued
        liabilities                                              (378,647)    115,878
                                                                ----------  ----------
          Net cash (used in) provided by operating activities      17,651     (93,597)
                                                                ----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                         -     169,530
  Payments to related parties                                     (49,045)    (89,096)
  Proceeds from issuance of common stock                                -       1,000
                                                                ----------  ----------
      Net cash provided by (used in) financing activities         (49,045)     81,434
                                                                ----------  ----------

NET DECREASE IN CASH                                              (31,394)    (12,163)

CASH, beginning of the period                                      95,191      31,065
                                                                ----------  ----------

CASH, end of period                                             $  63,797   $  18,902
                                                                ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid                                                 $   3,088   $   3,360
                                                                ==========  ==========
  Income taxes paid                                             $       -   $       -
                                                                ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOWS INFORMATION:
  Cancellation of stock options                                 $       -   $  40,000
                                                                ==========  ==========

The  accompanying  notes  are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six month period ended June 30, 2005, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2005.


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


Nature  of  operations
----------------------

The Company sells various consumer products. The products are primarily marketed and sold throughout the United States and internationally via infomercials. Although the companies are incorporated in Nevada, New Zealand and British Columbia, operations are currently managed from Washington State and British Columbia.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


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


Inventory
---------

Inventory consists primarily of products held for resale and are stated at the lower of cost (first-in, first-out method) or market

Furniture  and  equipment
-------------------------

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2005, management expects these assets to be fully recoverable.

Depreciation expense amounted to $ 4,687 and $7,004 for the three months ended June 30, 2005 and 2004, respectively, and $ 9,374 and $14,007 for the six months ended June 30, 2005 and 2004, respectively.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Revenue recognition
-------------------

Product sales revenue is recognized upon shipment of the product to the customer. The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. The Company provides an allowance for returns based upon past experience. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales. Certain third party products are sold on a commission basis and only the commission income is recorded for these sales.


Shipping and handling
---------------------
Shipping and handling costs are included in cost of sales. Amounts paid to us by customers for shipping and handling charges are included in net sales.


Research  and  development
--------------------------

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products


Advertising  costs
------------------

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


Stock  options  (continued)
---------------------------

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2005 and year ended December 31, 2004:

                                                      Number of Shares
                                              --------------------------------  Weighted
                                                                                 Average
                                                           Non-                 Exercise
                                              Employee   Employee     Totals      Price
                                              --------  ----------  ----------  ---------

Balance, January 1, 2004                             -  1,091,000   1,091,000   $    1.55
  Granted on May 31, 2004                            -    300,000     300,000   $    0.35
  Exercised during the year                          -     (2,000)     (2,000)  $    0.50
  Cancelled during the year                          -   (340,000)   (340,000)  $    1.60
                                              --------  ----------  ----------

Balance, June 30, 2005 and December 31, 2004         -  1,049,000   1,049,000   $    0.49
                                              ========  ==========  ==========

During the period ended June 30, 2005 and 2004, there were no options granted. Of the stock options currently outstanding, 592,500 options are currently exercisable at a weighted average exercise price of $0.53. These options expire at dates ranging between March 31, 2006 and September 28, 2011.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows:

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

For the six months ended June 30:

                                                                   2005       2004
                                                                 --------  ----------
Net income (loss) as reported                                    $351,797  $(124,777)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects          -          -
                                                                 --------  ----------

Pro forma net income (loss)                                      $351,797  $(124,777)
                                                                 ========  ==========

Earnings (loss) per share:
  Basic - as reported                                            $   0.03  $   (0.01)
                                                                 ========  ==========
  Basic - pro forma                                              $   0.03  $   (0.01)
                                                                 ========  ==========

  Diluted - as reported                                          $   0.03  $   (0.01)
                                                                 ========  ==========
  Diluted - pro forma                                            $   0.03  $   (0.01)
                                                                 ========  ==========

For  the  three  months  ended  June  30:

                                                                   2005       2004
                                                                 --------  ----------
Net income (loss) as reported                                    $ 77,091  $ (50,494)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects          -          -
                                                                 --------  ----------

Pro forma net income (loss)                                      $ 77,091  $ (50,494)
                                                                 ========  ==========

Earnings (loss) per share:
  Basic - as reported                                            $   0.01  $   (0.00)
                                                                 ========  ==========
  Basic - pro forma                                              $   0.01  $   (0.00)
                                                                 ========  ==========

  Diluted - as reported                                          $   0.01  $   (0.00)
                                                                 ========  ==========
  Diluted - pro forma                                            $   0.01  $   (0.00)
                                                                 ========  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2005, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2005, all of the Company's accounts receivable were due from nine customers.


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

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE  3  -  FINANCIAL  INSTRUMENTS  (CONTINUED)

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

Smart  Stacks (TM)
------------------

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


Derma  Wand
-----------

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand. WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement. The initial term of this agreement is until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three-year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term. During the quarter ended March 31, 2005 the agreement was amended such that royalties payable on units sold after December 31, 2004 cease.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)




NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

TwinTech(TM) (continued)
-----------------------

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above. In consideration for surrendering our rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM) we received $800,000 from COC. From these funds, we have agreed to repay Real to Reel's production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.


Other  matters
--------------

For the period from January 1, 2004 through June 30, 2005, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. At present, management is not aware of any claims against the Company for any products sold.

On October 15, 2002, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $3,600 per month for the first 12 months and approximately $4,000 per month for the subsequent 24 months. The term of the lease is three years commencing January 1, 2003 and ending December 31, 2005.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $456,201 as of June 30, 2005 . Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received and repaid short-term advances from shareholders, officers and directors of the Company. These (repayments) advances amounted to $(320) as of June 30, 2005. These advances bear no interest and are due on demand. It is anticipated that these (repayments) advances will be (repaid) paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE  5  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this. A gain of $148,483 ($0.01 per share) was recorded in connection with the amount of accrued interest forgiven on the note. The note is unsecured

NOTE  6  -  CAPITAL  TRANSACTIONS

During  the  six  months  ended  June  30,  2005,  no  shares  were  issued.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE  7  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE  (CONTINUED)


The  computations  for  basic  and  fully diluted loss per share are as follows:

                                              Income        Shares       Per Share
For the six months ended June 30, 2005:    (Numerator)   (Denominator)    Amount
---------------------------------------    ------------  -------------  -----------
Basic earnings per share
------------------------

Income available to common shareholders    $   351,797      10,635,188  $     0.03
                                           ============  =============  ===========


Fully diluted earnings per share
--------------------------------

Income available to common shareholders    $   351,797      10,754,770  $     0.03
                                           ============  =============  ===========


                                               Loss         Shares       Per Share
For the six months ended June 30, 2004:     (Numerator)  (Denominator)    Amount
---------------------------------------    ------------  -------------  -----------

Basic loss per share
--------------------

Loss available to common shareholders      $  (124,777)     10,613,624  $    (0.01)
                                           ============  =============  ===========

Fully diluted loss per share
----------------------------

Loss available to common shareholders      $  (124,777)     10,613,624  $    (0.00)
                                           ============  =============  ===========


                                              Income        Shares       Per Share
For the three months ended June 30, 2005:   (Numerator)  (Denominator)    Amount
---------------------------------------    ------------  -------------  -----------

Basic earnings per share
------------------------

Income available to common shareholders    $    77,091      10,635,188  $     0.01
                                           ============  =============  ===========

Fully diluted earnings per share
--------------------------------

Income available to common shareholders    $    77,091      10,751,282  $     0.01
                                           ============  =============  ===========


                                               Loss         Shares       Per Share
For the three months ended June 30, 2004:   (Numerator)  (Denominator)    Amount
---------------------------------------    ------------  -------------  -----------

Basic loss per share
--------------------

Loss available to common shareholders      $   (50,494)     10,635,188  $    (0.00)
                                           ============  =============  ===========

Fully diluted loss per share
----------------------------

Loss available to common shareholders      $   (50,494)     10,635,188  $    (0.00)
                                           ============  =============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)



NOTE  8  -  INCOME  TAXES

Apart from the past two quarters, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $1,200,000 related to US federal, foreign and state jurisdictions through June 30, 2005. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                                                          June 30, 2005
                                                          ---------------
Net operating loss                                        $      261,000
Basis of investments                                           2,327,000
Basis of intangibles                                             428,000
Basis of stock options                                           103,000
Accumulated amortization                                         107,000
Accumulated depreciation                                          (2,000)
State taxes                                                     (132,000)
                                                          ---------------
  Total deferred tax assets                                    3,224,000
Valuation allowance                                           (3,224,000)
                                                          ---------------
  Net deferred tax assets                                 $            -
                                                          ===============


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating loss by geographic area is as follows:

                              For the six months ended June 30, 2005         For the six months ended June 30, 2004
                          --------------------------------------------  ----------------------------------------------
                            Domestic    International       Totals        Domestic      International       Totals
                          ------------  --------------  --------------  -------------  ---------------  --------------
Net sales                 $    800,000  $      656,934  $    1,456,934  $     60,154   $      355,660   $     415,814
Cost of sales                  300,000         320,126         620,126        27,716          179,445         207,161
                          ------------  --------------  --------------  -------------  ---------------  --------------
Gross profit                   500,000         336,808         836,808        32,438          176,215         208,653
                          ------------  --------------  --------------  -------------  ---------------  --------------

Operating expenses:
  Depreciation                   5,147           4,227           9,374         2,026           11,981          14,007
  General and                  134,726         110,633         245,359        33,195          196,268         229,463
    administrative
  Selling and marketing        118,207          97,068         215,275         9,685           57,261          66,946
  Rent                           6,542           5,373          11,915         2,843           16,811          19,654
                          ------------  --------------  --------------  -------------  ---------------  --------------
Total operating expense        264,622         217,301         481,923        47,749          282,321         330,070
                          ------------  --------------  --------------  -------------  ---------------  --------------

Operating income (loss)   $    235,378  $      119,507  $      354,885  $    (15,311)  $     (106,106)  $    (121,417)
                          ============  ==============  ==============  =============  ===============  ==============

                             For the three months ended June 30, 2005         For the three months ended June 30, 2004
                          ----------------------------------------------  ------------------------------------------------
                             Domestic     International       Totals         Domestic      International       Totals
                          --------------  --------------  --------------  --------------  ---------------  ---------------
Net sales                 $            -  $      418,116  $      418,116  $       30,444  $      259,160   $      289,604
Cost of sales                          -         179,766         179,766           9,608         132,859          142,467
                          --------------  --------------  --------------  --------------  ---------------  ---------------
Gross profit                           -         238,350         238,350          20,836         126,301          147,137
                          --------------  --------------  --------------  --------------  ---------------  ---------------

Operating expenses:
  Depreciation                         -           4,687           4,687             736           6,268            7,004
  General and                          -         145,810         145,810          14,465         123,136          137,601
    administrative
  Selling and marketing                -           4,033           4,033           4,329          36,852           41,181
  Rent                                 -           5,722           5,722           1,034           8,804            9,838
                          --------------  --------------  --------------  --------------  ---------------  ---------------
Total operating expense                -         160,252         160,252          20,564         175,060          195,624
                          --------------  --------------  --------------  --------------  ---------------  ---------------

Operating income (loss)   $            -  $       78,098  $       78,098  $          272  $      (48,759)  $      (48,487)
                          ==============  ==============  ==============  ==============  ===============  ===============

NOTE  10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flows from operating activities during the past two quarters, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $420,000 and an accumulated deficit of approximately $1,200,000 as of June 30, 2005. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended June 30, 2005, with the quarter ended June 30, 2004.

Revenues

Our revenues increased to approximately $419,000 for the quarter ended June 30, 2005, up from approximately $290,000 recorded during the comparative quarter in 2004, a 45% increase. Our Derma Wand product generated $392,000 in revenues, an increase of 48% over the same period in 2004 and almost one and a half times the revenues for all products sold during the three months ended June 30, 2004. All revenues recorded during the quarter ended June 30, 2005 were generated by our own products, compared to almost 95% during the comparative period in 2004

Gross  Margin

Gross margin percentage increased to approximately 57% for the quarter ended June 30, 2005, compared to approximately 50% for the quarter ended June 30, 2004. The increase in gross margin percentage was primarily due to the revenues generated from Derma Wand sales. During the quarter ended June 30, 2005, we received gross margins of approximately $236,000 for Derma Wand, whereas in the quarter ended June 30, 2004, we received gross margins of only $171,000 for Derma Wand.

Operating  Expenses

Total operating expenses decreased to approximately $160,000 during the quarter ended June 30, 2005, from approximately $195,000 during the quarter ended June 30, 2004, down approximately $35,000, or 18%. This decrease is attributed primarily to three factors; no media costs were incurred during the quarter as compared to $20,600 during the quarter ended June 30, 2004, no answering service costs were incurred as compared to $5,650 during the quarter ended June 30, 2005, and finally only $1,200 in sample costs were incurred during the period as compared to $6,200 during the quarter ended June 30, 2005.

Net  Income

Apart from the past three quarters, we have not achieved profitability on a consistent or annualized basis. Our net income of almost $78,000 for the quarter ended June 30, 2005 follows up first quarter 2005 net income of almost $275,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2005, we had approximately $64,000 in cash on the books, compared to approximately $95,000 at December 31, 2004. We experienced negative cash flow from operations of approximately $31,500 in the second quarter of 2005 compared to a negative cash flow from operations of approximately $34,800 for the same period in 2004. The negative cash flow from operations was a combination of net income, a slight increase to accounts receivable, a decrease in inventories and a decrease in payables and accrued liabilities. In 2004, we relied on shareholder advances to fund operations.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000.

The Company has granted 1,049,000 stock options; 900,000 at $0.35, 54,000 at $0.50, 35,000 at $1.50 and 60,000 at $2.00. All option grants vest over a five-year period. To date, a total of 26,000 stock options have been exercised at $0.50 for proceeds of $13,000. If the optionees exercise the remainder of these options as they vest, we will receive $514,500 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted or exercised during the period ended June 30, 2005.

Apart from the past three quarters, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $421,000 and an accumulated deficit of approximately $1,200,000 as of June 30, 2005. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.


ITEM 3.   CONTROLS  AND  PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Kelvin Claney, our Chief Executive Officer, and Karl Redekopp, our Chief Financial Officer, have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods and requirements specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II - OTHER INFORMATION
---------------------------


ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

Exhibit
Number     Description

*31.1      Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*31.2      Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32        Section 1350 Certifications

*  Filed  herewith

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2005

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL COMMERCIAL TELEVISION INC.
                                       Registrant


Date: August 19, 2005                  By:       /s/ Kelvin Claney
                                          -----------------------------
                                       Name:  Kelvin Claney
                                       Title: Chief Executive Officer


Date: August 19, 2005                  By:      /s/ Karl Redekopp
                                          -----------------------------
                                       Name:  Karl Redekopp
                                       Title: Chief Financial Officer