Form 10QSB
period 2005-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2005-11-15
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

Mark One

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

               For the quarterly period ended September 30, 2005
                                              ------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

               For the transition period from__________ to __________

               Commission file number:     0-49638
                                           -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

   ----------------------------------  -------------------------------------
                 Nevada                            76-0621102
   ----------------------------------  -------------------------------------
     State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization
   ----------------------------------  -------------------------------------


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (206) 842-3729
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by check mark whether the registrant is a shell company (as defined by
Rule  12b-2  of  the  Exchange  Act).                          Yes  [ ]  No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, the Issuer had 10,635,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION
-------------------------------
ITEM 1.   FINANCIAL STATEMENTS                                        1

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  21

ITEM 3.   CONTROLS AND PROCEDURES                                    24


PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           25

SIGNATURES                                                           26

                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheet as of September 30, 2005 (unaudited)                          2

         Consolidated Statements of Operations for the three months ended September 30,
             2005 and 2004 (unaudited) and for the nine months ended September 30, 2005
             and 2004 (unaudited)                                                                 3

         Consolidated Statements of Deficiency in Assets for the nine months ended September
             30, 2005 (unaudited)                                                                 4

         Consolidated Statements of Cash Flows for the nine months ended September 30,
             2005 and 2004 (unaudited)                                                            5

         Notes to the Consolidated Financial Statements                                        6-20

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
                                    ---------


                                                               September 30,
                                                                   2005
                                                              ---------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                   $       98,000
  Accounts receivable                                                339,785
  Inventory                                                           20,154
  Prepaid expenses and deposits                                       27,184
  Deferred tax asset less valuation allowance of $3,205,000                -
                                                              ---------------
    Total current assets                                             485,123
                                                              ---------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                            110,869
  Less accumulated depreciation                                       90,602
                                                              ---------------
    Furniture and equipment, net                                      20,267
                                                              ---------------

      Total assets                                            $      505,390
                                                              ===============

                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $      281,888
  Accounts payable and accrued liabilities - related parties          98,758
  Due to related parties                                             466,132
                                                              ---------------
    Total current liabilities                                        846,778
                                                              ---------------

NOTE PAYABLE TO SHAREHOLDER                                          590,723
                                                              ---------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)


DEFICIENCY IN ASSETS:
  Common stock                                                           536
  Additional paid-in-capital                                         229,922
  Accumulated deficit                                             (1,138,569)
  Unearned compensation                                              (24,000)
                                                              ---------------
    Total shareholders' deficit                                     (932,111)
                                                              ---------------

      Total liabilities and deficiency in assets              $      505,390
                                                              ===============

The accompanying notes are an integral part of these consolidated statements.

                           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                  (Unaudited)
                                                   ---------


                                               For the three months ended         For the nine months ended
                                            --------------------------------  ---------------------------------
                                             September 30,    September 30,    September 30,     September 30,
                                                 2005             2004              2005             2004
                                            ---------------  ---------------  ----------------  ---------------
NET SALES                                   $      419,223   $      230,453   $     1,876,157   $      646,267
COST OF SALES                                      203,431          138,538           823,557          345,699
                                            ---------------  ---------------  ----------------  ---------------
GROSS PROFIT                                       215,792           91,915         1,052,600          300,568
                                            ---------------  ---------------  ----------------  ---------------

OPERATING EXPENSES:
  Depreciation                                       4,686            7,003            14,060           21,010
  General and administrative                       118,500          102,016           363,859          331,479
  Selling and marketing                             31,416           16,022           246,691           82,968
  Rent                                               5,735            9,849            17,650           29,503
                                            ---------------  ---------------  ----------------  ---------------
    Total operating expenses                       160,337          134,890           642,260          464,960
                                            ---------------  ---------------  ----------------  ---------------

OPERATING INCOME (LOSS)                             55,455          (42,975)          410,340         (164,392)

INTEREST EXPENSE:
  Interest expense                                     323            1,580             3,411            4,939
                                            ---------------  ---------------  ----------------  ---------------
    Total interest expense                             323            1,580             3,411            4,939
                                            ---------------  ---------------  ----------------  ---------------


INCOME (LOSS) BEFORE INCOME TAXES                   55,132          (44,555)          406,929         (169,331)

INCOME TAXES
  Income tax expense                                18,745                -           138,356                -
  Tax benefit of net operating loss
  carry forward                                    (18,745)               -          (138,356)               -
                                            ---------------  ---------------  ----------------  ---------------

INCOME TAXES                                             -                -                 -                -
                                            ---------------  ---------------  ----------------  ---------------

NET INCOME (LOSS)                           $       55,132   $      (44,555)  $       406,929   $     (169,331)
                                            ===============  ===============  ================  ===============

BASIC NET INCOME (LOSS) PER
SHARE                                       $         0.01   $        (0.00)  $          0.04   $        (0.02)
                                            ===============  ===============  ================  ===============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $         0.01   $        (0.00)  $          0.04   $        (0.02)
                                            ===============  ===============  ================  ===============

The accompanying notes are an integral part of these consolidated statements.

                                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
                                                       (Unaudited)
                                                        ---------


                                  Common Stock
                                $0.001 par value      Common     Additional
                             ----------------------    Stock       Paid-In     Accumulated      Unearned
                               Shares      Amount    Committed     Capital       Deficit      Compensation      Totals
                             --------------------------------------------------------------------------------------------
Balances, December 31,
  2004                        10,635,188  $     536  $        -  $   229,922  $ (1,545,498)  $     (32,000)  $(1,347,040)

Amortization of deferred
  compensation under
  nonqualified stock option
  plan                                 -          -           -            -             -           8,000         8,000

Net loss                               -          -           -            -       406,929               -       406,929
                             --------------------------------------------------------------------------------------------

Balances, September 30,
  2005                        10,635,188  $     536  $        -  $   229,922  $ (1,138,569)  $     (24,000)  $  (932,111)
                             ============================================================================================

The accompanying notes are an integral part of these consolidated statements.

                      INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                             (Unaudited)
                                              ----------


                                                                     September 30,    September 30,
                                                                         2005             2004
                                                                    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $      406,929   $     (169,331)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                        14,060           21,010
        Amortization of deferred compensation under nonqualified
          stock option plan                                                  8,000           22,637
  Change in assets and liabilities:
        Increase in accounts receivable                                    (68,118)        (102,430)
        Decrease (Increase)  in inventory                                   33,406          (48,588)
        (Increase) decrease in prepaid expenses                            (10,485)           1,843
        Increase (decrease) in accounts payable and accrued
          liabilities                                                      (99,347)         166,674
                                                                    ---------------  ---------------
            Net cash provided by (used in) operating activities            284,445         (108,185)
                                                                    ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                             97,163          255,444
  Payments to related parties                                             (378,799)        (157,268)
  Proceeds from issuance of common stock                                         -            1,000
                                                                    ---------------  ---------------
        Net cash provided by (used in) financing activities               (281,636)          99,176
                                                                    ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                              2,809           (9,009)

CASH, beginning of the period                                               95,191           31,065
                                                                    ---------------  ---------------

CASH, end of period                                                 $       98,000   $       22,056
                                                                    ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid                                                     $        3,411   $        4,939
                                                                    ===============  ===============
  Income taxes paid                                                 $            -   $            -
                                                                    ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOWS INFORMATION:
  Cancellation of stock options                                     $            -   $       40,000
                                                                    ===============  ===============

The  accompanying  notes  are an integral part of these consolidated statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine month period ended September 30, 2005, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2005.

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

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999 and has a fiscal year-end of March 31. During the 1999 fiscal year, at the direction of management, WSL was removed from the New Zealand Registrar of Companies. All assets and commitments of WSL have been transferred or assigned directly to ICTV.

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year-end of March 31. During the 1999 fiscal year, at the direction of management, RJML was removed from the New Zealand Registrar of Companies. All assets and commitments of RJML have been transferred or assigned directly to ICTV.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2005, management expects these assets to be fully recoverable.

Depreciation expense amounted to $ 4,686 and $7,003 for the three months ended September 30, 2005 and 2004, respectively, and $ 14,060 and $21,010 for the nine months ended September 30, 2005 and 2004, respectively.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


Revenue recognition
-------------------

Product sales revenue is recognized upon shipment of the product to the customer. The Company has a return policy whereby the customer can return any product received within thirty days of receipt for a full refund excluding shipping and handling. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales. Certain third party products are sold on a commission basis and only the commission income is recorded for these sales.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)



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

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2005:

                                                           Number of Shares          Weighted
                                                   --------------------------------   Average
                                                                Non-                 Exercise
                                                   Employee   Employee     Totals      Price
                                                   --------  ----------  ----------  ---------
Balance, January 1, 2004                                  -  1,091,000   1,091,000   $    1.55
  Granted on May 31, 2004                                 -    300,000     300,000   $    0.35
  Exercised during the year                               -     (2,000)     (2,000)  $    0.50
  Cancelled during the year                               -   (340,000)   (340,000)  $    1.60
                                                   --------  ----------  ----------

Balance, September 30, 2005 and December 31, 2004         -  1,049,000   1,049,000   $    0.49
                                                   ========  ==========  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


Stock  options  (continued)
---------------------------


During the period ended September 30, 2005 and 2004, there were no options granted. Of the stock options currently outstanding, 700,000 options are currently exercisable at a weighted average exercise price of $0.53. These options expire at dates ranging between March 31, 2006 and September 28, 2011.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows:

For  the  nine  months  ended  September  30:

                                                                   2005       2004
                                                                 --------  ----------
Net income (loss) as reported                                    $406,929  $(169,331)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects          -          -
                                                                 --------  ----------

Pro forma net income (loss)                                      $406,929  $(169,331)
                                                                 ========  ==========

Earnings (loss) per share:
  Basic - as reported                                            $   0.04  $   (0.02)
                                                                 ========  ==========
  Basic - pro forma                                              $   0.04  $   (0.02)
                                                                 ========  ==========

  Diluted - as reported                                          $   0.04  $   (0.02)
                                                                 ========  ==========
  Diluted - pro forma                                            $   0.04  $   (0.02)
                                                                 ========  ==========

For the three months ended September 30:

                                                                   2005     2004
                                                                 -------  ---------
Net income (loss) as reported                                    $55,132  $(44,555)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects         -         -
                                                                 -------  ---------

Pro forma net income (loss)                                      $55,132  $(44,555)
                                                                 =======  =========

Earnings (loss) per share:
  Basic - as reported                                            $  0.01  $  (0.00)
                                                                 =======  =========
  Basic - pro forma                                              $  0.01  $  (0.00)
                                                                 =======  =========

  Diluted - as reported                                          $  0.01  $  (0.00)
                                                                 =======  =========
  Diluted - pro forma                                            $  0.01  $  (0.00)
                                                                 =======  =========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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


Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2005, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2005, all of the Company's accounts receivable were due from four customers.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

TwinTech(TM)(continued)
-----------------------

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


Other  matters
--------------

For the period from January 1, 2004 through August 31, 2005, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. As of September 1, 2005, the Company purchased liability insurance from CMW Insurance due to expire on September 1, 2006. At present, management is not aware of any claims against the Company for any products sold.

On October 15, 2002, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $3,600 per month for the first 12 months and approximately $4,000 per month for the subsequent 24 months. The term of the lease is three years commencing January 1, 2003 and ending December 31, 2005.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $467,801 as of September 30, 2005 . Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received and repaid short-term advances from shareholders, officers and directors of the Company. These repayments amounted to $1,669 as of September 30, 2005. These advances bear no interest and are due on demand. It is anticipated that these repayments will be paid within one year. These repayments are included in "Due to related parties" on the accompanying consolidated balance sheets.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

During  the  nine  months  ended  September  30,  2005,  no  shares were issued.



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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE  7  -  BASIC  AND  FULLY  DILUTED  LOSS  PER  SHARE  (CONTINUED)

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                                  Income        Shares      Per Share
For the nine months ended September 30, 2005:  (Numerator)   (Denominator)    Amount
---------------------------------------------  ------------  -------------  ----------
Basic earnings per share
------------------------

Income available to common shareholders        $    406,929     10,635,188  $     0.04
                                               ============  =============  ==========


Fully diluted earnings per share
--------------------------------

Income available to common shareholders        $    406,929     10,724,698  $     0.04
                                               ============  =============  ==========

                                                   Loss         Shares       Per Share
For the nine months ended September 30, 2004:  (Numerator)   (Denominator)    Amount
---------------------------------------------  ------------  -------------  -----------
Basic loss per share
--------------------

Loss available to common shareholders          $  (169,331)     10,635,122  $    (0.02)
                                               ============  =============  ===========

Fully diluted loss per share
----------------------------

Loss available to common shareholders          $  (169,331)     10,635,122  $    (0.02)
                                               ============  =============  ===========

                                                   Income        Shares      Per Share
For the three months ended September 30, 2005:  (Numerator)   (Denominator)    Amount
----------------------------------------------  ------------  -------------  ----------
Basic earnings per share
------------------------

Income available to common shareholders         $     55,132     10,635,188  $     0.01
                                                ============  =============  ==========

Fully diluted earnings per share
--------------------------------

Income available to common shareholders         $     55,132     10,645,021  $     0.01
                                                ============  =============  ==========

                                                    Loss         Shares       Per Share
For the three months ended September 30, 2004:  (Numerator)   (Denominator)    Amount
----------------------------------------------  ------------  -------------  -----------
Basic loss per share
--------------------

Loss available to common shareholders           $   (44,555)     10,635,188  $    (0.00)
                                                ============  =============  ===========

Fully diluted loss per share
----------------------------

Loss available to common shareholders           $   (44,555)     10,635,188  $    (0.00)
                                                ============  =============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE  8  -  INCOME  TAXES

Apart from the past three quarters, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $1,150,000 related to US federal, foreign and state jurisdictions through September 30, 2005. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                                                             September 30, 2005
                                                            --------------------
Net operating loss                                          $           374,000
Basis of investments                                                  2,327,000
Basis of intangibles                                                    428,000
Basis of stock options                                                  103,000
Accumulated amortization                                                107,000
Accumulated depreciation                                                 (2,000)
State taxes                                                            (132,000)
                                                            --------------------
  Total deferred tax assets                                           3,205,000
Valuation allowance                                                  (3,205,000)
                                                            --------------------
  Net deferred tax assets                                   $                 -
                                                            ====================


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE 9 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating income (loss) by geographic area is as follows:

                           For the nine months ended September 30, 2005    For the nine months ended September 30, 2004
                          ----------------------------------------------  -----------------------------------------------
                             Domestic      International      Totals         Domestic       International      Totals
                          --------------  --------------  --------------  --------------  ---------------  --------------
Net sales                 $      800,000  $    1,076,157  $    1,876,157  $      90,445   $      555,822   $     646,267
Cost of sales                    300,000         523,557         823,557         53,593          292,106         345,699
                          --------------  --------------  --------------  --------------  ---------------  --------------
Gross profit                     500,000         552,600       1,052,600         36,852          263,716         300,568
                          --------------  --------------  --------------  --------------  ---------------  --------------
Operating expenses:
  Depreciation                     5,995           8,065          14,060          2,940           18,070          21,010
  General and
    administrative               155,151         208,708         363,859         46,391          285,088         331,479
  Selling and marketing          105,190         141,501         246,691         11,611           71,357          82,968
  Rent                             7,526          10,124          17,650          4,129           25,374          29,503
                          --------------  --------------  --------------  --------------  ---------------  --------------
Total operating expense          273,862         368,398         642,260         65,071          399,889         464,960
                          --------------  --------------  --------------  --------------  ---------------  --------------

Operating income (loss)   $      226,138  $      184,202  $      410,340  $     (28,219)  $     (136,173)  $    (164,392)
                          ==============  ==============  ==============  ==============  ===============  ==============

                          For the three months ended September 30, 2005    For the three months ended September 30, 2004
                          ----------------------------------------------  -----------------------------------------------
                             Domestic      International      Totals         Domestic       International      Totals
                          --------------  --------------  --------------  --------------  ---------------  --------------
Net sales                 $            -  $      419,223  $      419,223  $      30,291   $      200,162   $     230,453
Cost of sales                          -         203,431         203,431         25,653          112,885         138,538
                          --------------  --------------  --------------  --------------  ---------------  --------------
Gross profit                           -         215,792         215,792          4,638           87,277          91,915
                          --------------  --------------  --------------  --------------  ---------------  --------------

Operating expenses:
  Depreciation                         -           4,686           4,686            920            6,083           7,003
  General and
    administrative                     -         118,500         118,500         13,409           88,607         102,016
  Selling and marketing                -          31,416          31,416          2,106           13,916          16,022
  Rent                                 -           5,735           5,735          1,295            8,554           9,849
                          --------------  --------------  --------------  --------------  ---------------  --------------
Total operating expense                -         160,337         160,337         17,730          117,160         134,890
                          --------------  --------------  --------------  --------------  ---------------  --------------

Operating income (loss)   $            -  $       55,455  $       55,455  $     (13,092)  $      (29,883)  $     (42,975)
                          ==============  ==============  ==============  ==============  ===============  ==============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE  10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flows from operating activities during the past two quarters, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $360,000 and an accumulated deficit of approximately $1,140,000 as of September 30, 2005. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended September 30, 2005, with the quarter ended September 30, 2004.

Revenues

Our revenues increased to approximately $419,000 for the quarter ended September 30, 2005, up from approximately $230,000 recorded during the comparative quarter in 2004, a 82% increase. Our Derma Wand product generated $365,000 in revenues, an increase of 86% over the same period in 2004 and over one and a half times the revenues for all products sold during the three months ended September 30, 2004. All revenues recorded during the quarter ended September 30, 2005 were generated by our own products, compared to almost 85% during the comparative period in 2004

Gross  Margin

Gross margin percentage increased to approximately 51% for the quarter ended September 30, 2005, compared to approximately 40% for the quarter ended
September 30, 2004. The increase in gross margin percentage was primarily due to the revenues generated from Derma Wand sales. During the quarter ended September 30, 2005, we received gross margins of approximately $216,000 for Derma

Wand, whereas in the quarter ended September 30, 2004, we received gross margins of only $143,000 for Derma Wand. The gross margins for 2004 have been restated to include royalties from the sale of the Derma Wand to conform with the presentation adopted in 2005.

Operating  Expenses

Total operating expenses increased to approximately $160,000 during the quarter ended September 30, 2005, from approximately $135,000 during the quarter ended September 30, 2004, up approximately $25,000, or 19%. This increase is attributed primarily to increased international sales of the Derma Wand. General and administrative costs were $118,500 during the quarter ended September 30, 2005 as compared to $102,016 during the quarter ended September 30, 2004 (an increase of 16%) and selling and marketing costs were $31,415 during the quarter ended September 30, 2005 as compared to $16,022 during the quarter ended September 30, 2004 ( an increase of 96%).

Net  Income

Apart from the past three quarters, we have not achieved profitability on a consistent or annualized basis. Our net income of over $55,000 for the quarter ended September 30, 2005 follows up second quarter 2005 net income of almost $78,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2005, we had approximately $98,000 in cash on the books, compared to approximately $95,000 at December 31, 2004. We experienced positive cash flow from operations of approximately $284,000 in the third quarter of 2005 compared to a negative cash flow from operations of approximately $108,000 for the same period in 2004. The positive cash flow from operations was a combination of net income, an increase to accounts receivable, a decrease in inventories and a decrease in payables and accrued liabilities. In 2004, we relied on shareholder advances to fund operations.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000.

The Company has granted 1,049,000 stock options; 900,000 at $0.35, 54,000 at $0.50, 35,000 at $1.50 and 60,000 at $2.00. All option grants vest over a five-year period. To date, a total of 26,000 stock options have been exercised at $0.50 for proceeds of $13,000. If the optionees exercise the remainder of these options as they vest, we will receive $514,500 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted or exercised during the period ended September 30, 2005.

Apart from the past three quarters, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $360,000 and an accumulated deficit of approximately $1,140,000 as of September 30, 2005. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.


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

EXHIBITS

Exhibit
Number    Description

*31.1     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Executive  Officer

*31.2     Rule  13a-14(a)/15d-14(a)  Certification  -  Chief  Financial  Officer

*32       Section  1350  Certifications

*  Filed  herewith

REPORTS  ON  FORM  8-K

  No reports on Form 8-K were filed during the quarter ended September 30, 2005

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL COMMERCIAL TELEVISION INC.
                                   ----------------------------------------
                                                 Registrant


Date: November 14, 2005            By:     /s/ Kelvin Claney
                                      ---------------------------
                                   Name:  Kelvin Claney
                                   Title: Chief Executive Officer


Date: November 14, 2005            By:     /s/ Karl Redekopp
                                      ---------------------------
                                   Name:  Karl Redekopp
                                   Title: Chief Financial Officer