Form 10KSB
period 2005-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2006-03-31
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                    -----------------------------------------
                                   FORM 10-KSB
(Mark One)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
                  For the fiscal year ended     December 31, 2005
                                            -------------------------
                                       OR
[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition Period from                 to
                                              ---------------    ---------------

                         Commission file number: 0-49638
                                                 -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
================================================================================
                 (Name of small business issuer in its charter)

               Nevada                                         76-0621102
      ---------------------------                          ---------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

        10245 Sunrise Place NE
         Bainbridge Island, WA                                  98110
      ---------------------------                          ---------------
(Address of principal executive offices)                     (Zip Code)

                  Issuer's telephone number:   (206) 842-3729
                                             ------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act    Yes [_]  No [X]

Issuer's  revenues  for  its  most  recent  fiscal  year:     $2,415,055
                                                          ------------------

The aggregate market value of the common stock held by non-affiliates of the issuer on February 28, 2006, based on the average bid and asked price on that date, being $1.20, was approximately $4,000,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2006, the issuer had 10,635,188 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents  Incorporated  by  Reference:  None
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [_]  No [X]

                              INTERNATIONAL COMMERCIAL TELEVISION INC.

                                              INDEX TO
                                    ANNUAL REPORT ON FORM 10-KSB
                                FOR THE YEAR ENDED DECEMBER 31, 2005


PART I                                                                                          PAGE
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .    13

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . .    13
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . .    14
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure    20
Item 8A   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 8B   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . .    21
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
Item 11.  Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . .    24
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    25
Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . .    26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

                                     PART I

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-KSB may contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by International Commercial Television Inc ("ICTV"). You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that ICTV achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and ICTV assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by ICTV in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

A short-form infomercial is a 30-second, 60-second, or 120-second spot, while a long-form infomercial is a 28 1/2 -minute direct response commercial. Short-form infomercials generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less. Long-form infomercials generally feature products with a selling price of $30 - $300 and are usually unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

Our international division has been our primary revenue source for the fiscal years ended December 31, 2005 and 2004. Almost 68% of our product sales for the year ended December 31, 2005, were generated from products sold internationally, as compared to 90% for the same period in 2004. In 2001 our focus shifted to the international market for several reasons. First, we perceived a high demand for infomercial products in the international market. Second, our management has relationships with several international infomercial operators, and we believed we could use those relationships to our advantage, especially when marketing our own products. Finally, many of our infomercials for our primary products are awaiting editing for either rollout or testing, and the funds required for production will come from additional financing or cash flow.
Although we plan to continue to devote attention to and to expand our international operations, we expect the vast majority of our revenue in the future to come from domestic sales.

In addition to products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), we act as the international distributor for products owned by third parties (which we refer to as "third-party products"). For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. In most instances, there are previously existing infomercials for the third-party products. We generated approximately 1% and 7% of our total revenue for the years ended December 31, 2005 and 2004, respectively, from the sale of third-party products.

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

Strategic Media Marketing Corp. ("SMM") was incorporated in the Province of British Columbia on February 11, 2003. SMM is 100% wholly-owned by ICTV. SMM purchases media time for ICTV.

During 2003, we transferred all assets and commitments of WSL and RJML directly to ICTV. We concurrently had WSL and RJML removed from the New Zealand
Registrar  of  Companies.

INDUSTRY OVERVIEW

In 1984 the Federal Communications Commission (FCC) repealed its limitations on advertising minutes per hour, which permitted the sale of 30-minute blocks of television advertising and the birth of the infomercial industry. Prior to 1984, it was virtually impossible to produce a television infomercial, because the maximum allowable minutes of commercial messages per hour was only 16 minutes under FCC standards. By the 1980s, the cable television industry was no longer regulated, which resulted in a rapid abundance of cable channels. The increase in cable channels meant there was more available media time. The producers of infomercials capitalized on this by purchasing media time from cable channels to air their infomercials. The infomercials combined the concepts of retail marketing and direct response marketing into a talk-show-type format. In the 1980s, increased attention from the Federal Trade Commission, as well as from federal and state consumer protection agencies, led to more stringent regulation of the industry and the development of the National Infomercial Marketing Association (now the Electronic Retailing Association) as a self-regulatory organization. Infomercials and home shopping channels soon became a widely accepted manner by which to obtain information regarding products and services and to purchase products and services from home. As time has progressed, the infomercial industry has grown steadily to include a greater variety and quantity of products marketed through infomercials.

MARKET OPPORTUNITY

Direct Response Industry
------------------------

Direct  response  marketing  has enjoyed dramatic growth in the last five years.

The most comprehensive and current review of the direct response market is the Economic Impact analysis published by the Direct Marketing Association ('DMA') [September 2005 US Direct Marketing Today: Economic Impact, Direct Marketing Association].

Evidence of growing consumer acceptance of direct response is readily apparent from the DMA study of the US market:

     - Marketers in 2005 spent an estimated $161.3 billion for direct marketing promotions which will, in turn, generate an estimated $1.85 trillion in US sales

     - Direct marketing Return on Investment is high. For 2005 an investment of $1 in direct marketing returned $11.49 revenue on average.

     - Sales driven by direct marketing are projected to grow by 6.4% through 2009; by comparison, overall U.S. sales are projected to grow 4.8% in that same period.

     - Direct response television (DRTV) advertising has pulled down about $150.1 billion in sales in 2005

According to Peter Koeppel, president of Koeppel Direct,a Dallas-based direct response media buying agency that specializes in short-form and long-form DRTV, anywhere between 15 percent to 50 percent of the DRTV purchases are coming from the Internet. Half the people watching TV are simultaneously online, and more than half of the online audience now has access to high-speed Internet connections. This has fueled the growth of DRTV sales on the Internet. It also has allowed for streaming video of TV commercials on the Web. This has helped to reinforce the DRTV message online, which has translated into more online business for DRTV advertisers.

Traditional US Retail Market
----------------------------

According to Plunkett Research Ltd, based upon its own research, the total value of U.S. retail sales for the year 2005 was $4.16 trillion. Census data from the U.S Census Bureau provides that retail sales of automotive parts and accessories (including tire stores) amounted to $882 billion; sales of electronics and household appliances amounted to $94.5 billion; and sales of health and personal care products amounted to $205 billion. These figures represent the value of goods purchased in retail stores under each category and do not include electronic shopping or mail order shopping.

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

OUR PROPOSED BRANDS AND CURRENT PRODUCTS

We continually seek to develop, acquire or obtain the license to consumer products that we believe can be distributed and marketed profitably, especially in the retail environment. Our success depends, in part, on our ability to market products that appeal to viewers and that can be easily associated with a particular brand. In order to succeed, we must also be cognizant of the need to identify new products to supplement and possibly replace our existing product lines as they mature through product life cycles.

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

Health and Beauty Products
--------------------------

The Health and Beauty category is a strong and proven DRTV category as products in this category demonstrate well on television with before and after clinicals, possess high profit margins, and are aimed at the highly motivated "Fountain of Youth" markets.

Derma Wand(TM)
--------------

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

For the years ended December 31, 2005 and 2004, we generated approximately $1,500,000 and $980,000 in revenue from international sales of Derma Wand(TM). The price consumers pay for Derma Wand(TM) varies from country to country, however, it generally ranges from approximately $100-$120.

The Derma Wand and associated DermaVital skin care products are long-term continuity products. Once the show begins to air in the U.S. market, we expect corresponding Internet sales to increase.

DermaVital Hydra Infusion Treatment
-----------------------------------

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

Diet Shows
----------

We have exclusive agreements with two individuals and plan to produce infomercials featuring both of these personalities with strong emphasis on vitamin supplement continuity programs.

Additional Products - Various Categories
----------------------------------------

Air-O-Space 5-in-1 SofaBed
--------------------------

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

Our marketing efforts to date with regard to Smart Stacks(TM) have focused on the international market. Smart Stacks(TM) generated approximately 0% and 5% of our total revenues in each of the fiscal years ended December 31, 2005 and 2004, respectively.

Other
-----

TwinTech(TM)
------------

TwinTech(TM) is a two-in-one engine treatment that combines the benefits of both an oil additive and a fuel additive in one product, delivered via the gas tank. In 2003 we secured an exclusive international distribution agreement with Chevron Oronite Company LLC ("COC") to market and distribute TwinTech(TM), and began infomercial production in June 2003. In September 2004, we received final approval from COC to broadcast the infomercial in the United States. At that time COC expressed interest in buying out our rights to TwinTech(TM) and in March 2005, we terminated our relationship with COC in exchange for $800,000 US. As a result of this buyout from COC we have surrendered our rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM).

In addition, we are currently developing infomercials around two unique in-home fitness equipment pieces.

THIRD-PARTY PRODUCTS

During the last two fiscal years, we sold the following third-party products, both domestically and internationally: Ab Away, Aussie Nads, Cybersonic(TM), Mojave Sunglasses, Perfect Pancake and Sofabed. Our rights to these third-party products are in the form of informal licenses from the owners of the products to act as the international distributor. As the international distributor, we locate international infomercial operators to air the infomercials, and we receive either royalties from the sales of the products or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. None of our total revenue for the year ended December 31, 2005 came from the sale of third-party products, compared to 7% for the year ended December 31, 2004.

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

For the year ended December 31, 2005, international product sales contributed to about 67% of our revenue as compared to over 90% for the previous year. Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world. We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

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

CUSTOMER SERVICE

We seek to provide our customers with quality customer service. We generally offer an unconditional 30-day money back return policy to purchasers of our products. Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product's profitability. We have not performed any such investigations because our return ratios have been acceptable, in the range of three to five percent.

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

Derma Wand(TM)
--------------

     - Under a marketing and royalty agreement with the developer of Derma Wand(TM), we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

     - Under a production agreement with BAG, we are obligated to pay royalties to BAG based on adjusted revenues or units sold depending on various scenarios as defined in the agreement. This agreement terminated on August 31, 2005.

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

During the past three years we entered into the following agreements in connection with Nail Dazzle(TM), SprintR, Bondzalot(TM) and IBIZ with the obligation to pay royalties as follows:

Nail Dazzle(TM)
---------------

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

RESEARCH AND DEVELOPMENT

Our research and development costs have consisted of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. In 2003 we started production on our TwinTech(TM) infomercial. Under an arrangement made with a shareholder, the shareholder agreed to pay the entire infomercial production fee in return for a per kit royalty. In March 2005, we terminated our relationship with Chevron Oronite Company LLC ("COC"). In exchange for a buyout of $800,000 US from COC we have surrendered our rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM). As a result, we agreed to repay the production cost for the infomercial to the shareholder out of the proceeds received from COC.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

PROPERTIES

Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at no charge by Kelvin Claney, President of the Company. In addition, we rent an office in North Vancouver, British Columbia for our international operations, where we have entered into a three-year lease commencing January 1, 2006 for approximately $2,400 per month.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not a party to any pending legal proceeding or litigation and none of our property is the subject of a pending legal proceeding. Further, our officers and directors know of no legal proceedings against us or our property contemplated by any governmental authority.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to the Company's shareholders during the year ended December 31, 2005.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

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

--------------------------------------------------------------------------------------
Quarter ended           High      Low           Quarter ended           High      Low
-------------          -----     -----          -------------          -----     -----
--------------------------------------------------------------------------------------
                         $         $                                     $         $
                       -----     -----                                 -----     -----
December 31, 2005       0.73      0.68          December 31, 2004       0.95      0.56
--------------------------------------------------------------------------------------
September 30, 2005      0.45      0.44          September 30, 2004      1.01      0.70
--------------------------------------------------------------------------------------
June 30, 2005           0.31      0.31          June 30, 2004           0.90      0.35
--------------------------------------------------------------------------------------
March 31, 2005          0.65      0.65          March 31, 2004          1.50      0.80
--------------------------------------------------------------------------------------

HOLDERS

As of February 28, 2006, there were 10,635,188 shares of common stock outstanding, held by approximately 250 shareholders of record.

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

On November 8, 2005, the Company granted options to purchase up to 160,000 shares of our common stock to a consultant under our Stock Option Plan at $0.36 per share. The offer and sale of the options was exempt from registration under Rule 701 under the Act. If Rule 701 under the Act is not available as an exemption, we believe the offer and sale of the options was exempt under Rule 506 of Regulation D under the Act and Section 4(2) under the Act. In addition, the offer and sale of 160,000 options granted with an exercise price of $0.36 per share were also exempt under Regulation S under the Act, due to the foreign nationality of the relevant purchasers.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The following discussion should be read in conjunction with the consolidated financial statements in Item 7. Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Outlook: Issues and Uncertainties" section of this Form 10-KSB.

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

RESULTS OF OPERATIONS

The following discussion compares operations for the fiscal year ended December 31, 2005 with the fiscal year ended December 31, 2004.

Revenues

Net sales increased to approximately $2,415,000 in 2005 from approximately $1,130,000 in 2004, an increase of $1,285,000, or 114%. The domestic sale of our third-party product Twin Tech(TM) accounted for 62% of the increase. In 2005, as was the case for 2004, we focused on the international market, with 67% of our revenue coming from international sales compared to 90% in 2004. The products that provided most of our revenue in 2005 were our own products, Derma Wand(TM) and third-party product, Twin Tech(TM). About 67% of net sales were generated by our own products in 2005, nearly 93% of which was attributed to the Derma Wand(TM). The remaining 33% of net sales in 2005 was from the $800,000 US sale of Twin Tech(TM) .In comparison, 93% of net sales in 2004 were attributed to our own products, with the Derma Wand(TM) accounting for 89%.

Derma Wand(TM) sales reached a new high in 2005 and with stronger acceptance internationally, we expect sales to continue to grow in 2006.

Gross Margin

Gross margin percentage increased to approximately 54% in 2005 from approximately 47% in 2004. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in 2005 from the sales of our own Derma Wand(TM) product and from the sale of the third-party product Twin Tech(TM), where we generally have a lower cost of sales than we do for other products. In 2005, we received approximately $790,000 in gross margin for Derma Wand(TM), compared to approximately $500,000 in 2004.

Operating Expenses

Total operating expenses increased to approximately $890,000 in 2005, up from approximately $617,000 in 2004, an increase of $243,000, or 39%. Management's efforts to increase operations and sales of Derma Wand(TM) over the past 12 months are one of the reasons for the increase in operating expenses. The majority of the increase, approximately $196,000, can be attributed to an accrual for production costs associated with the Twin Tech(TM) infomercial. The increase in general and administrative expenses is a direct result of higher travel and administration costs associated with promoting higher sales of the Derma Wand(TM)

Net Income

Apart from the past fiscal year, we have not achieved profitability on a consistent or annualized basis. Our net income of over $408,000 for the year ended December 31, 2005 follows up a 2004 net loss of almost $98,000. Although we expect continued strong sales from our Derma Wand product over the next fiscal year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had approximately $21,000 in the bank, compared to approximately $95,000 at December 31, 2004. We generated negative cash flow from operations of approximately $30,000 in 2005, compared to a negative cash flow from operations of approximately $7,000 in 2004. Decreases in accounts payable and accrued liabilities of approximately $323,000 offset much of the income (approximately $408,000) and increase in receivables (approximately $160,000) in 2005. In 2004, an increase in accounts payable and accrued liabilities of approximately $313,000 offset much of the loss (approximately 98,000) and increase in receivables (approximately $254,000).

The Company has a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000. In 2003, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this. A gain of $148,483 was recorded in connection with the amount of accrued interest forgiven on the note.

The Company has granted 1,235,000 stock options; 900,000 at $0.35, 80,000 at $0.50, 35,000 at $1.50, 60,000 at $2.00, and 160,000 at $0.36. All option grants vest over a five-year period. To date, a total of 26,000 stock options have been exercised at $0.50 for $13,000. If the optionees exercise the remainder of these options as they vest, we will receive $572,100 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. In 2005 we recorded stock-based compensation of $29,880 in connection with options granted on November 8, 2005 and in 2004 we recorded stock-based compensation of $14,637 in connection with options granted on May 31, 2004.

The Company has experienced a net income from operations but has negative cash flows from operating activities for the year ended December 31, 2005. In addition, the Company has a working capital deficiency of approximately $318,000 and an accumulated deficit of approximately $1,138,000 as of December 31, 2005. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

WE  DO  NOT  HAVE  LIABILITY  INSURANCE FOR ALL OF OUR PRODUCTS, WHICH MEANS THE
--------------------------------------------------------------------------------
BURDEN  OF  PAYING FOR DAMAGES FOR LIABILITIES FALLS SOLELY ON US, AND YOU COULD
--------------------------------------------------------------------------------
LOSE  YOUR  ENTIRE  INVESTMENT.
-------------------------------

Not all of our products are covered by liability insurance against claims for damages. In particular, we do not have liability insurance for Smart Stacks(TM) and BetterBlocks(TM), but we do have direct insurance for Derma Wand(TM), and we do appear as an additional insured party on the policy of the owner, Omega 5. We have not directly procured liability insurance policies for the third-party products we market. Without insurance to cover damages resulting from liability claims stemming from our products, or if the manufacturer's insurance for third-party products is inadequate to cover damages, we may be held responsible for product liability damages. If the damage award is substantial, our business operations would be significantly affected, and you could lose your entire investment.

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


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

Financial  statements  are  set  forth  on  pages  F-1  through  F-19.


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


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

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

ITEM 8A.  OTHER INFORMATION
---------------------------

None.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of ICTV:

     ---------------------------------------------------------------------------------
     NAME              AGE                           POSITION
     ---------------------------------------------------------------------------------

     Kelvin Claney      56  President, Chief Executive Officer, Secretary and Director
     ---------------------------------------------------------------------------------
     Karl Redekopp      35  Chief Financial Officer
     ---------------------------------------------------------------------------------
     William R. Flohr   43  Director
     ---------------------------------------------------------------------------------

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

KELVIN  CLANEY  -  PRESIDENT  AND  CHIEF  EXECUTIVE OFFICER, SECRETARY, DIRECTOR

Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000(TM), Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express. Since 1992, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects the Company wants to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials. The creation of the Smart StacksTM infomercial, which is now owned by ICTV, was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc. He also created the infomercial for the children's toy product known as BetterBlocksTM, which was then owned by The Better Blocks Trust.

KARL REDEKOPP - CHIEF FINANCIAL OFFICER

In  July  2005,  Mr.  Redekopp  was  appointed  Chief Financial Officer of ICTV.

Karl Redekopp has over 14 years experience in the areas of corporate finance and the financial administration of public companies. He began working in public practice in 1992 specializing in accounting and auditing for a variety of different types of corporations. In November 1997 Mr. Redekopp began working for the Loewen Group Inc. as a senior Accounting Manager; a position in which he utilized his knowledge and experience to help streamline certain financial control procedures and practices. In 1999 he accepted a position with inTRAVELnet.com inc., a public company listed on the OTC-BB, as controller. In 2000 he was appointed chief financial officer of the company; as chief financial officer, Mr. Redekopp was responsible for all matters relating to the financial administration of a public company, including compliance, auditing, control, treasury and compensation.

From July 2002 to July 2005, Mr. Redekopp provided consulting services to a number of different companies for which he held senior level positions.

Mr. Redekopp is qualified as a certified general accountant (CGA) and has a background in corporate finance, business and administration.

WILLIAM R. FLOHR - DIRECTOR

Mr. Flohr presently owns Info Marketing Group Inc., a vertically integrated infomercial company, where he has served as President since 1991. In 1989, he co-created an infomercial series called "Amazing Discoveries". From 1989-1991, Mr. Flohr was a co-owner of Positive Response Television, Inc. In the two years he was with Positive Response Television, Inc., he produced over thirty infomercials. From 1982 to 1988, Mr. Flohr was a Senior TV Producer for the American Broadcasting Company Television Network (ABC), where he produced "Live with Regis and Kathie Lee" and "Geraldo" television talk shows. Since 2000, Mr. Flohr has served as a Director of Amden Corp., a developer and marketer of oral care products, including CybersonicTM, an electronic sonic toothbrush that is presently sold via infomercials domestically and internationally.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, the Company's directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2005.

AUDIT COMMITTEE AND CODE OF ETHICS

We have not formally appointed an audit committee, and the entire Board of Directors (two persons) currently serves the function of an audit committee. Because of the small number of persons involved in management of the Company, we do not have an audit committee financial expert serving on our Board. We have not yet adopted a code of ethics applicable to our chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2005, 2004 and 2003, by our chief executive officer and president (the "Named Officers"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No options or SAR grants were made to the Named Officers in 2005, nor were any options or SAR's exercised by the Named Officers in 2005.

                                         SUMMARY COMPENSATION TABLE

                                                                  LONG  TERM  COMPENSATION
                                                             ----------------------------------
                                ANNUAL COMPENSATION                   AWARDS            PAYOUTS
                          ---------------------------------  ------------------------  --------
NAME                                             OTHER       RESTRICTED   SECURITIES             ALL OTHER
AND                                              ANNUAL      STOCK        UNDERLYING   LTIP      COMP-
PRINCIPAL                                        COMPEN-     AWARD(S)     OPTIONS/     PAYOUTS   ENSATION
POSITION            YEAR  SALARY ($)  BONUS ($)  SATION ($)  ($)          SARS (#)     ($)       ($)
-----------------------------------------------------------------------------------------------------------

Kelvin Claney       2005      72,000        nil         nil         nil          nil       nil         nil
(President and      2004      72,000        nil         nil         nil          nil       nil         nil
CEO)                2003      77,000        nil         nil         nil          nil       nil         nil
-----------------------------------------------------------------------------------------------------------
Louis Basenese      2005         nil        nil         nil         nil          nil       nil         nil
(former President)  2004         nil        nil         nil         nil          nil       nil         nil
                    2003       7,000        nil         nil         nil          nil       nil         nil
-----------------------------------------------------------------------------------------------------------

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


ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS
-----------------------------

The following table sets forth, as of February 28, 2006, our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of February 28, 2006, we had 10,635,188 shares of common stock issued and outstanding.

     ------------------------------------------------------------------------------------
                                                               NUMBER OF    PERCENTAGE OF
     NAME                                                    SHARES OWNED   SHARES OWNED
     ------------------------------------------------------------------------------------
     Kelvin Claney, President and Chief Executive Officer,
     Member of the Board of Directors (1)                       6,598,826           59.3%
     ------------------------------------------------------------------------------------
     The Better Blocks Trust, declared January 1, 1994 (2)      6,578,826           59.1%
     ------------------------------------------------------------------------------------
     William Flohr, Member of the Board of Directors (3)           80,000            0.7%
     ------------------------------------------------------------------------------------
     ALL EXECUTIVE OFFICERS AND DIRECTORS
     AS A GROUP - 3 INDIVIDUALS (4)                             6,678,826           60.0%
     ------------------------------------------------------------------------------------

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1) Includes 6,078,826 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee and 500,000 options that are currently exercisable by The Better Blocks Trust. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better
     Blocks Trust beyond the extent of his pecuniary interest. Mr. Claney's business address is 10245 Sunrise Place NE, Bainbridge Island, Washington 98110.
(2) Includes 500,000 options that are currently exercisable by The Better Blocks Trust. The address for The Better Blocks Trust is Level 4, 9 High Street, Auckland New Zealand, c/o William Ainslee Reece, Trustee, Reece & Co.
(3) Mr. Flohr's business address is 355 22nd Street, Santa Monica, California 90402.
(4) Includes 500,000 options that are currently exercisable by The Better Blocks Trust.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2005:

----------------------------------------------------------------------------------------------------------------
                                        (a)                       (b)                          (c)
----------------------------------------------------------------------------------------------------------------
                                                                                 NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
      PLAN CATEGORY             WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY                 1,209,000                  $ 0.47                      1,765,000
HOLDERS(1)
----------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY                n/a                        n/a                         n/a
HOLDERS
----------------------------------------------------------------------------------------------------------------
TOTAL                                1,209,000                  $ 0.47                      1,765,000
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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

TRANSACTIONS WITH MANAGEMENT AND OTHERS

We have received short-term advances from Kelvin Claney. The outstanding balance of the advances received from Mr. Claney was approximately $463,000 as of December 31, 2005, and approximately $450,000 as of December 31, 2004. Interest rates charged during these periods ranged from 0% to 21.24%.

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

ITEM 13.  EXHIBITS
------------------

EXHIBITS

Exhibit
Number          Description
-------         ----------------------------------------------------------------

*31.1           Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*31.2           Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32             Section 1350 Certifications

*  Filed herewith

REPORTS ON FORM 8-K

n/a


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $33,296 in 2004 and approximately $31,488 in 2005.


Our Audit Committee reviewed the audit and non-audit services rendered by Dohan and Company, CPA's, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.


Approximately eighty-two percent of the hours expended on the principal accountant's engagement to audit our financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees. The principal accountant reviewed all work done by such individuals.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:   March 30, 2006       By: /s/ Kelvin Claney
      ----------------           --------------------------------------------
                                 Name: Kelvin Claney
                                 Title: President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       By:     /s/ Kelvin Claney            Date: March 30, 2006
                           ------------------------------         --------------
                           Name: Kelvin Claney
                           Title: President and CEO,
                           Secretary and Director


                       By:     /s/ Karl Redekopp            Date: March 30, 2006
                           ------------------------------         --------------
                           Name: Karl Redekopp
                           Title: Chief Financial Officer

                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004 . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 . . . . .  F-3

Consolidated Statements of Deficiency in Assets for the years ended December 31, 2005 and 2004  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 . . . . .  F-5

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  F-6

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2005 and 2004

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
                                                   E-mail         info@uscpa.com
                                                   Internet        www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
International Commercial Television Inc.
10245 Sunrise Place NE,
Bainbridge Island, WA 98110

We have audited the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiaries as of December 31 2005 and 2004, and the related consolidated statements of operations, deficiency in assets and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company generated negative cash flows from operating activities during the past year and the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $320,000 and an accumulated deficit of approximately $ 1,138,000 for the year ended December 31, 2005. For the year ended December 31, 2004, the Company incurred losses of $97,671 and had an accumulated deficit of $1,545,498 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Dohan and Company, P.A.
                                                 Certified Public Accountants

Miami, Florida
March 27, 2006

                          INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                                       AS OF DECEMBER 31, 2005 AND2004
                                       -------------------------------


                                                                                      2005          2004
                                                                                  ------------  ------------
                                                   ASSETS
                                                   ------
CURRENT ASSETS:
  Cash                                                                            $    21,050   $    95,191
  Accounts receivable                                                                 431,744       271,667
  Inventories                                                                          58,973        53,560
  Prepaid expenses and deposits                                                        31,156        16,699
  Deferred tax assets less valuation allowance of $3,067,000 (2004 - $3,162,000)            -             -
                                                                                  ------------  ------------
    Total current assets                                                              542,923       437,117
                                                                                  ------------  ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                                             110,868       110,869
  Less accumulated depreciation                                                        95,279        76,541
                                                                                  ------------  ------------
    Furniture and equipment, net                                                       15,589        34,328
                                                                                  ------------  ------------

      Total assets                                                                $   558,512   $   471,445
                                                                                  ============  ============


                                      LIABILITIES AND DEFICIENCY IN ASSETS
                                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                        $   316,574   $   381,236
  Accounts payable - related parties                                                   82,981       341,600
  Due to related parties                                                              461,527       504,926
                                                                                  ------------  ------------
    Total current liabilities                                                         861,082     1,227,762
                                                                                  ------------  ------------

NOTE PAYABLE TO SHAREHOLDER                                                           590,723       590,723
                                                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

DEFICIENCY IN ASSETS:
  Common stock, $0.001 par value, 100,000,000
  Shares authorized, 10,635,188 and 10,635,188
  Issued and outstanding as of December 31, 2005
  And December 31, 2004, respectively
  Common stock                                                                            536           536
  Additional paid-in-capital                                                          259,802       229,922
  Accumulated deficit                                                              (1,137,631)   (1,545,498)
  Unearned compensation                                                               (16,000)      (32,000)
                                                                                  ------------  ------------
    Total deficiency in assets                                                       (893,293)   (1,347,040)
                                                                                  ------------  ------------

      Total liabilities and deficiency in assets                                  $   558,512   $   471,445
                                                                                  ============  ============

The  accompanying  notes  are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                  ----------------------------------------------


                                                           2005         2004
                                                        -----------  -----------


NET SALES                                               $2,415,055   $1,126,398
COST OF SALES                                            1,112,468      597,595
                                                        -----------  -----------
GROSS PROFIT                                             1,302,587      528,803
                                                        -----------  -----------

OPERATING EXPENSES:
  Depreciation                                              18,738       28,013
  General and administrative                               551,334      452,578
  Selling and marketing                                    290,796       98,917
  Rent                                                      29,297       37,902
                                                        -----------  -----------
    Total operating expenses                               890,165      617,410
                                                        -----------  -----------

OPERATING INCOME (LOSS)                                    412,422      (88,607)

OTHER EXPENSES:
  Interest expense                                           4,555        9,064
                                                        -----------  -----------
    Total other expenses                                     4,555        9,064
                                                        -----------  -----------


INCOME (LOSS) BEFORE INCOME TAXES                          407,867      (97,671)

INCOME TAXES
    Income tax expense                                     138,675            -
    Tax benefit of net operating loss
    carryforward                                          (138,675)           -
                                                        -----------  -----------

INCOME TAXES                                                     -            -
                                                        -----------  -----------

NET INCOME (LOSS)                                       $  407,867   $  (97,671)
                                                        ===========  ===========

BASIC NET INCOME (LOSS) PER SHARE                       $     0.04   $    (0.01)
                                                        ===========  ===========

FULLY DILUTED NET INCOME (LOSS) PER SHARE               $     0.04   $    (0.01)
                                                        ===========  ===========

The  accompanying  notes  are an integral part of these consolidated statements.

                                  INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
                                       FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                       ----------------------------------------------


                                    Common Stock
                                  $0.001 par value      Common     Additional
                               ----------------------    Stock       Paid-In      Accumulated      Unearned
                                 Shares      Amount    Committed     Capital        Deficit      Compensation      Totals
                               -----------  ---------  ----------  ------------  -------------  --------------  ------------
Balances, January 1,
  2004                          10,633,188  $     534  $        -  $   254,287   $ (1,447,827)  $     (88,000)  $(1,281,006)

Issuance of common stock             2,000          2           -          998              -               -         1,000

Stock options cancelled                  -          -           -      (40,000)             -          40,000             -

Stock-based compensation                                                14,637                                       14,637

Amortization of deferred
  compensation under non-
  qualified stock option plan            -          -           -            -              -          16,000        16,000

Net loss                                 -          -           -            -        (97,671)              -       (97,671)
                                --------------------------------------------------------------------------------------------
Balances, December 31,
  2004                          10,635,188        536           -      229,922     (1,545,498)        (32,000)   (1,347,040)

Stock-based compensation                                                29,880                                       29,880

Amortization of deferred
  compensation under non-
  qualified stock option plan            -          -           -            -              -          16,000        16,000

Net income                               -          -           -            -        407,867               -       407,867
                                --------------------------------------------------------------------------------------------

Balances, December 31,
  2005                          10,635,188  $     536  $        -  $   259,802   $ (1,137,631)  $     (16,000)  $  (893,293)
                                ============================================================================================

The  accompanying  notes  are an integral part of these consolidated statements.

                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                        2005        2004
                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 407,867   $ (97,671)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation                                                      18,738      28,013
      Stock-based compensation                                          29,880      14,637
      Amortization of deferred compensation under nonqualified          16,000      16,000
        stock option plan
  Change in assets and liabilities
      Increase in accounts receivable                                 (160,077)   (253,741)
      Increase in inventory                                             (5,413)    (29,037)
      (Increase) decrease in prepaid expenses                          (14,457)      1,843
      Increase (decrease) in accounts payable and accrued             (323,280)    312,855
        liabilities                                                  ----------  ----------
          Net cash used in operating activities                        (30,742)     (7,101)
                                                                     ----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                        121,600     406,402
  Payments to related parties                                         (164,999)   (336,175)
  Proceeds from issuance of common stock                                     -       1,000
                                                                     ----------  ----------
          Net cash provided by (used in) financing activities          (43,399)     71,227
                                                                     ----------  ----------

NET INCREASE (DECREASE) IN CASH                                        (74,141)     64,126

CASH, beginning of the year                                             95,191      31,065
                                                                     ----------  ----------

CASH, end of the year                                                $  21,050   $  95,191
                                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                              $   4,555   $   9,064
                                                                     ==========  ==========
  Income taxes paid                                                  $       -   $       -
                                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
  Cancellation of stock options                                      $       -   $  40,000
                                                                     ==========  ==========

The  accompanying  notes  are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
--------------------

The Company sells various consumer products. The products are primarily marketed and sold through infomercials. The products are sold throughout the United States and internationally through the broadcast of direct response television commercials better known as infomercials. Although the companies are incorporated in Nevada and British Columbia, operations are currently managed from Washington State and British Columbia.

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

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiary SMM. All significant inter-company transactions and balances have been eliminated.

Cash equivalents
----------------

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable
-------------------

No allowance for uncollectible accounts has been provided. The Company's management has evaluated the accounts and believes they are all collectible.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories
-----------

Inventories consists primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.

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

Depreciation expense amounted to $18,738 and $28,013 for the years ended December 31, 2005 and 2004, respectively.

Impairment of Long-Lived Assets
-------------------------------

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired in accordance with FAS 144. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, management expects these assets to be fully recoverable.

Revenue recognition
-------------------

Product sales revenue is recognized upon shipment of the product to the customer. The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. The Company provides an allowance for returns based upon past experience. There were no significant returns for the years presented. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales. Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

Shipping and handling
---------------------

Shipping and handling costs are included in cost of sales. Amounts paid to us by customers for shipping and handling charges are included in net sales. Shipping and handling costs approximated $25,000 and $30,000 for December 31, 2005 and 2004, respectively.

Research and development
------------------------

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
-----------------

Advertising costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company did not incur any significant advertising costs for the years ended December 31, 2005 and 2004.

Income taxes
------------

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such future tax assets will be realized.

Stock options
-------------

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

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2005 and 2004:

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
                             ========  ==========  ==========

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock options (continued)
-------------------------

                                      Number of Shares         Weighted
                               ------------------------------   Average
                                           Non-                Exercise
                               Employee  Employee    Totals      Price
                               --------  ---------  ---------  ---------

Balance, January 1, 2005              -  1,049,000  1,049,000  $    0.49
  Granted on November 8, 2005         -    160,000    160,000  $    0.36
  Exercised during the year           -          -          -  $    0.00
  Cancelled during the year           -          -          -  $    0.00
                               --------  ---------  ---------

Balance, December 31, 2005            -  1,209,000  1,209,000  $    0.47
                               ========  =========  =========

The weighted average fair value of options granted during the year was $0.25 (2004 - $0.05). Of the stock options currently outstanding, 862,500 options are currently exercisable at a weighted average exercise price of $0.51. These options expire at dates ranging between March 31, 2006 and September 28, 2011.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Following are the weighted average assumptions used for the years ended December 31, 2005 and 2004:

                                       2005           2004
  Risk-free interest rate               4.49%          3.60%
  Expected dividend yield                  -              -
  Expected lives                      5 years        5 years
  Expected volatility                  83.59%         86.77%

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income
(loss) and income (loss) per share would have been as follows for the years ended December 31:

                                                         2005      2004
                                                       --------  ---------
Net income (loss) as reported                          $407,867  $(97,671)
Deduct:
  Total stock based employee compensation
  determined under fair value method for all awards,
  net of related tax effects                                  -         -
                                                       --------  ---------

    Pro forma net income (loss)                        $407,867  $(97,671)
                                                       ========  =========

Earnings per share:
    Basic - as reported                                $   0.04  $  (0.01)
                                                       ========  =========
    Basic - pro forma                                  $   0.04  $  (0.01)
                                                       ========  =========

    Diluted - as reported                              $   0.04  $  (0.01)
                                                       ========  =========
    Diluted - pro forma                                $   0.04  $  (0.01)
                                                       ========  =========

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Stock options (continued)
-------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

Upon adoption of SFAS No. 123R, we will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because the Company historically accounted for share-based payment arrangements under the intrinsic value method of accounting, the Company will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for our stock options been recognized based upon the fair value for awards granted. SFAS No. 123R becomes effective from January 1, 2006. We expect the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future For fiscal year 2006, we estimate the incremental increase to compensation costs related to the expensing of stock options will be approximately $90,000 net of income tax

Use of estimates
----------------

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

Concentration of credit risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2005, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2005, all of the Company's accounts receivable were due from four customers.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement And Revision Of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We believe that the adoption of SFAS 151 will not affect our financial position or results of operations.

In December 2004, the FASB issued Statement No. 152 "Accounting for Real Estate Time-Sharing Transactions" an amendment of FASB Statements No. 66 and 67. We believe that the adoption of SFAS 152 will not affect our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. We do not expect adoption of SFAS No. 153 to have any impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. We will adopt the provisions of SFAS No. 123R in our first fiscal quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20 and FASB

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements  (continued)
--------------------------------------------


Statement No. 3. SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the implementation of SFAS No. 154 to have a material impact on our financial position, results of operations or cash flows.


NOTE 2 - LICENSE AND RECONVEYANCE AGREEMENTS

Effective April 1, 2000, the Company entered into a License and Reconveyance Agreement with WSL and RJML. These agreements are royalty-free. WSL and RJML owned or had rights in certain intellectual properties that were transferred or assigned to ICTV during 2003. Accordingly, WSL and RJML granted all production rights, proprietary rights, inventory, development rights, tangible assets, licenses and any assets or rights to the Company. The Company has the right to further develop and enhance the intellectual properties as the Company sees fit.


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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Derma Wand(TM)
--------------

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Derma Wand(TM) (continued)
--------------------------

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

TwinTech(TM)
----------

In January, 2003, the Company entered into an exclusive agreement with Chevron Oronite Company LLC ("COC") whereby the parties acknowledge that ICTV intends to market, sell and distribute various automobile fuel and oil additive products, developed by COC, in the United States and elsewhere in the world via various means and media, including, without limitation, one or more direct response television

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

TwinTech(TM) (continued)
------------------------

programs of 30 minutes or less. The initial term of the agreement is three years from the date of first airing of the infomercial and automatically renews for three years unless the Company is in default.

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

Other matters
-------------

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

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month . The term of the lease is three years commencing January 1, 2006 and ending December 31, 2008.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $462,661 and $450,245 as of December 31, 2005 and 2004, respectively. Interest rates charged during these periods ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has received short-term advances from shareholders, officers and directors of the Company. These repayments (advances) amounted to ($1,134) and $(54,681) as of December 31, 2005 and 2004, respectively. These repayments (advances) bear no interest and are due on demand. These repayments (advances) are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this.


NOTE 6 - CAPITAL TRANSACTIONS

During the years ended December 31, 2005 and 2004, nil and 2,000 options were exercised at $0.50 per share, for a total of $nil and $1,000, respectively.


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

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                            Income        Shares       Per Share
For the year ended December 31, 2005:    (Numerator)   (Denominator)    Amount
---------------------------------------  ------------  -------------  -----------
Basic and fully diluted loss per share
---------------------------------------

income available to common shareholders  $   407,867      10,635,188  $     0.04
                                         ============  =============  ===========


                                             Loss          Shares      Per Share
For the year ended December 31, 2004:     (Numerator)  (Denominator)    Amount
---------------------------------------  ------------  -------------  -----------

Basic and fully diluted loss per share
---------------------------------------

Loss available to common shareholders    $   (97,671)     10,635,139  $    (0.01)
                                         ============  =============  ===========

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 8 - INCOME TAXES

The Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $ 893,000 related to US federal, foreign and state jurisdictions through December 31, 2005. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows as of December 31:

                                             2005                    2004
                                         ------------            ------------
Net operating loss                       $   233,000             $   331,000
Basis of investments                       2,327,000               2,327,000
Basis of intangibles                         428,000                 428,000
Basis of stock options                       103,000                 103,000
Accumulated amortization                     107,000                 107,000
Accumulated depreciation                      (2,000)                 (2,000)
State taxes                                 (129,000)               (132,000)
                                         ------------            ------------
    Total deferred tax assets              3,067,000               3,162,000
Valuation allowance                       (3,067,000)             (3,162,000)
                                         ------------            ------------
    Net deferred tax assets              $         -             $         -
                                         ============            ============


NOTE 9 - SEGMENT REPORTING

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income by geographic area. Operating expenses are primarily prorated based on the relationship between domestic and international sales.

Information with respect to the Company's operating income by geographic area is as follows:

                               For the year ended December 31, 2005             For the year ended December 31, 2004
                          ----------------------------------------------  -------------------------------------------------
                             Domestic     International       Totals         Domestic       International       Totals
                          --------------  --------------  --------------  ---------------  ---------------  ---------------
Net sales                 $      800,000  $    1,615,055  $    2,415,055  $      117,260   $    1,009,138   $    1,126,398
Cost of sales                    300,000         812,468       1,112,468          68,035          529,560          597,595
                          --------------  --------------  --------------  ---------------  ---------------  ---------------
Gross profit                     500,000         802,587       1,302,587          49,225          479,578          528,803
                          --------------  --------------  --------------  ---------------  ---------------  ---------------

Operating expenses:
  Depreciation                     6,207          12,531          18,738           2,916           25,097           28,013
  General and                    182,632         368,702         551,334          47,114          405,464          452,578
    administrative
  Selling and marketing           96,328         194,468         290,796          10,297           88,620           98,917
  Rent                             9,705          19,592          29,297           3,946           33,956           37,902
                          --------------  --------------  --------------  ---------------  ---------------  ---------------
Total operating expense          294,872         595,293         890,165          64,273          553,137          617,410
                          --------------  --------------  --------------  ---------------  ---------------  ---------------

Operating income (loss)   $      205,128  $      207,294  $      412,422  $      (15,048)  $      (73,559)  $      (88,607)
                          ==============  ==============  ==============  ===============  ===============  ===============

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 10 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company generated negative cash flows from operating activities during the past year, and for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $320,000 and an accumulated deficit of approximately $ 1,138,000 as of December 31, 2005. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current working capital deficiency, and continue to generate profitable operations as it did for the year ended December 31, 2005.