Form 10QSB
period 2006-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2006-05-19
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
MARK ONE

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

               For the quarterly period ended March 31, 2006
                                              --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

               For the transition period from__________ to __________

               Commission file number:   0-49638
                                         -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------
                   Nevada                              76-0621102
--------------------------------------------------------------------------------
       State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization
--------------------------------------------------------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006, the Issuer had 10,643,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                             1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       19

ITEM 3.  CONTROLS AND PROCEDURES                                         22


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                23

SIGNATURES                                                               24

                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheet as of March 31, 2006 (unaudited)                                      2

         Consolidated Statements of Operations for the three months ended March 31, 2006
             and 2005 (unaudited)                                                                         3

         Consolidated Statements of Deficiency in Assets for the three months ended March 31,
             2006 (unaudited)                                                                             4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2006
             and 2005 (unaudited)                                                                         5

         Notes to the Consolidated Financial Statements                                                6-18

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2006
                                   (Unaudited)
                                    ---------

                                                                 March 31,
                                                                   2006
                                                               ------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                    $   259,004
  Accounts receivable                                              256,140
  Inventory                                                         86,609
  Prepaid expenses and deposits                                     77,707
  Deferred tax asset less valuation allowance of $3,074,000              -
                                                               ------------
    Total current assets                                           679,460
                                                               ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                          110,869
  Less accumulated depreciation                                     99,966
                                                               ------------
    Furniture and equipment, net                                    10,903
                                                               ------------

      Total assets                                             $   690,363
                                                               ============

                    LIABILITIES AND DEFICIENCY IN ASSETS
                    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $   323,027
  Accounts payable and accrued liabilities - related parties       220,961
  Due to related parties                                           463,377
                                                               ------------
    Total current liabilities                                    1,007,365
                                                               ------------

NOTE PAYABLE TO SHAREHOLDER                                        590,723
                                                               ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:

  Common stock, $0.001 par value, 100,000,000
  shares authorized, 10,643,188 issued and
  outstanding as of  March 31, 2006                                    544
  Additional paid-in-capital                                       263,794
  Accumulated deficit                                           (1,156,063)
  Unearned compensation                                            (16,000)
                                                               ------------
    Total shareholders' deficit                                   (907,725)
                                                               ------------

      Total liabilities and deficiency in assets               $   690,363
                                                               ============

The accompanying notes are an integral part of these consolidated financial statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                          2006          2005
                                      (unaudited)   (unaudited)
                                      ------------  ------------

NET SALES                             $   322,089   $ 1,038,818
COST OF SALES                             129,497       440,360
                                      ------------  ------------
GROSS PROFIT                              192,592       598,458
                                      ------------  ------------

OPERATING EXPENSES:
  Depreciation                              4,687         4,687
  General and administrative              115,746        99,549
  Selling and marketing                    84,899       211,242
  Rent                                      5,076         6,193
                                      ------------  ------------
    Total operating expenses              210,408       321,671
                                      ------------  ------------

OPERATING INCOME (LOSS)                   (17,816)      276,787
                                      ------------  ------------

OTHER EXPENSES:
  Interest expense                            616         2,081
                                      ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES         (18,432)      274,706

INCOME TAXES
  Income tax expense                            -        93,400
  Tax benefit of net operating loss
  carry forward                                 -       (93,400)
                                      ------------  ------------

INCOME TAXES                                    -             -
                                      ------------  ------------

NET INCOME (LOSS)                     $   (18,432)  $   274,706
                                      ============  ============

BASIC INCOME (LOSS) PER SHARE         $     (0.00)  $      0.03
                                      ============  ============

DILUTED INCOME (LOSS) PER SHARE       $     (0.00)  $      0.03
                                      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

                                   Common Stock        Additional
                                 $0.001 par value       Paid-In      Accumulated       Unearned
                                 Shares     Amount      Capital        Deficit       Compensation       Totals
                               ----------  --------  -------------  --------------  --------------  --------------
Balances, January 1, 2005      10,635,188  $    536  $     229,922  $  (1,545,498)  $     (32,000)  $  (1,347,040)

Stock-based compensation                -         -         29,880              -               -          29,880

Amortization of deferred
  compensation under non-
  qualified stock option plan           -         -              -              -          16,000          16,000

Net income                              -         -              -        407,867               -         407,867
                               -----------------------------------------------------------------------------------

Balances, December 31, 2005    10,635,188       536        259,802     (1,137,631)        (16,000)       (893,293)

Issuance of common stock            8,000         8          3,992                                          4,000


Net loss                                -         -              -        (18,432)              -         (18,432)
                               -----------------------------------------------------------------------------------

Balances, March 31, 2006       10,643,188  $    544  $     263,794  $  (1,156,063)  $     (16,000)  $    (907,725)
                               ===================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                 2006          2005
                                                             (unaudited)   (unaudited)
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   (18,432)  $   274,706
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                 4,687         4,687
      Decrease in accounts receivable                            175,603       153,047
      Decrease (increase) in inventory                           (27,635)       20,981
      Increase in prepaid expenses                               (46,551)            -
      Increase in accounts payable and accrued liabilities       144,433       135,268
                                                             ------------  ------------
        Net cash provided by operating activities                232,105       588,689
                                                             ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                  -             -
                                                             ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                  163,627        34,253
  Payments to related parties                                   (161,778)      (90,559)
  Proceeds from issuance of common stock                           4,000             -
                                                             ------------  ------------
      Net cash provided by (used in) financing activities          5,849       (56,306)
                                                             ------------  ------------

NET INCREASE IN CASH                                             237,954       532,383

CASH, beginning of the period                                     21,050        95,191
                                                             ------------  ------------

CASH, end of period                                          $   259,004   $   627,574
                                                             ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                      $       616   $     2,081
                                                             ============  ============
  Income taxes paid                                          $         -   $         -
                                                             ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting
-----------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three month period ended March 31, 2006, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2006. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on form 10-KSB.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
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

Furniture and equipment
-----------------------

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2006, management expects these assets to be fully recoverable.

Depreciation expense amounted to $4,687 and $4,687 for the three months ended March 31, 2006 and 2005, respectively

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
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

Shipping and handling
---------------------

Shipping and handling costs are included in cost of sales. Amounts paid by customers for shipping and handling charges are netted against the shipping and handling costs that we pay.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock options (continued)
-------------------------

Prior  to  March  2006,  the  Company  used  Statement  of  Financial Accounting
Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for its stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company has the option to either apply FAS 123 (R) on a modified prospective method or to restate previously issued financial statements, and chose to utilize the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the three months ended March 31, 2006, recorded approximately $ 0 in stock compensation expense. If the Company had expensed stock options for the three months ended March 31, 2005, the stock compensation expense would have been approximately $ 0.

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2006:

                                        Number of Shares           Weighted
                                 --------------------------------   Average
                                              Non-                 Exercise
                                 Employee   Employee     Totals      Price
                                 --------  ----------  ----------  ---------
Balance, January 1, 2005                -  1,049,000   1,049,000   $    0.49
    Granted on November 8, 2005         -    160,000     160,000   $    0.36
    Exercised during the year           -          -           -   $    0.00
    Cancelled during the year           -          -           -   $    0.00
                                 --------  ----------  ----------

Balance, December 31, 2005              -  1,209,000   1,209,000   $    0.47

    Cancelled during the period         -    (40,000)    (40,000)  $    2.00
    Exercised during the period         -     (8,000)     (8,000)  $    0.50
                                 --------  ----------  ----------

Balance, March 31, 2006                 -  1,161,000   1,161,000   $    0.43
                                 ========  ==========  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock options (continued)
-------------------------

During the period ended March 31, 2006 and 2005, there were no options granted. Of the stock options currently outstanding, 788,500 options are currently exercisable at a weighted average exercise price of $0.43. These options expire at dates ranging between December 31, 2007 and September 28, 2011.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months ended March 31:

                                                                   2006       2005
                                                                 ---------  ---------
Net income (loss) as reported                                    $(18,432)  $ 274,706
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects          -           -
                                                                 ---------  ---------

Pro forma net income (loss)                                      $(18,432)  $ 274,706
                                                                 =========  =========

Earnings (loss) per share:
    Basic - as reported                                          $  (0.00)  $    0.03
                                                                 =========  =========
    Basic - pro forma                                            $  (0.00)  $    0.03
                                                                 =========  =========

    Diluted - as reported                                        $  (0.00)  $    0.03
                                                                 =========  =========
    Diluted - pro forma                                          $  (0.00)  $    0.03
                                                                 =========  =========

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

Method of Presentation
----------------------

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of credit risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2006, the Company exceeded the federally insured limit by approximately $150,000 in one of its bank accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2006, 35% of the Company's accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 65% of the Company's accounts receivable were due from seven international infomercial operators.


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

The carrying amount of accounts receivable and payables approximate fair value due to their short-term nature. The carrying amount of note payable to shareholder approximates fair value based on the borrowing rate of prime rate plus 1.0%.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  4  -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Derma Wand(TM) (continued)
--------------------------

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  4  -  COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

TwinTech(TM)(continued)
-----------------------


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

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above. In consideration for surrendering its rights to advertise, promote, market, sell or otherwise distribute TwinTech(TM) the Company received $800,000 from COC. From these funds, the Company has agreed to repay Real to Reel's production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

Other matters
-------------

For the period from January 1, 2004 through August 31, 2005, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. As of September 1, 2005, the Company purchased liability insurance from CMW Insurance due to expire on September 1, 2006. In addition, on February 20, 2006, the Company purchased additional liability insurance to cover all direct to consumer product sales in the US; this policy is due to expire on February 20, 2007. At present, management is not aware of any claims against the Company for any products sold.

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month . The term of the lease is three years commencing January 1, 2006 and ending December 31, 2008.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  5  -  RELATED PARTY TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $463,377 as of March 31, 2006 . Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

NOTE  6  -  CAPITAL TRANSACTIONS

During the three months ended March 31, 2006, 8,000 options were exercised at $0.50 per share, for a total of $4,000.

NOTE  7  -  BASIC AND DILUTED LOSS PER SHARE

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" requires presentation of basic earnings per share and diluted earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net income or loss.

The computations for basic and diluted loss per share are as follows:

                                                Loss          Shares        Per Share
                                            -------------  -------------  -------------
For the three months ended March 31, 2006:   (Numerator)   (Denominator)     Amount
------------------------------------------  -------------  -------------  -------------
Basic and diluted loss per share
--------------------------------

Loss available to common shareholders       $    (18,432)     10,643,188  $      (0.00)
                                            =============  =============  =============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE  7  -  BASIC AND DILUTED LOSS PER SHARE (CONTINUED)

                                                Loss         Shares      Per Share
                                            ------------  -------------  ----------
For the three months ended March 31, 2005:  (Numerator)   (Denominator)    Amount
------------------------------------------  ------------  -------------  ----------
Basic  earnings per share
-------------------------

Income available to common shareholders     $    274,706     10,635,188  $     0.03
                                            ============  =============  ==========

Diluted earnings per share
--------------------------

Income available to common shareholders     $    274,706     10,844,875  $     0.03
                                            ============  =============  ==========

The increase in the denominator was due to the issuance of 8,000 shares for stock options on February 21, 2006.


NOTE  8  -  INCOME TAXES

Apart from the past fiscal year, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $908,000 related to US federal, foreign and state jurisdictions through March 31, 2006. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                                March 31, 2006
                               ----------------
Net operating loss             $       235,000
Basis of investments                 2,327,000
Basis of intangibles                   428,000
Basis of stock options                 103,000
Accumulated amortization               107,000
Accumulated depreciation                 3,000
State taxes                           (129,000)
                               ----------------
    Total deferred tax assets        3,074,000
Valuation allowance                 (3,074,000)
                               ----------------
    Net deferred tax assets    $             -
                               ================

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


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

Information with respect to the Company's operating loss by geographic area is as follows:

                                    For the three months ended March 31, 2006        For the three months ended March 31, 2005
                               -------------------------------------------------  ----------------------------------------------
                                  Domestic       International       Totals          Domestic     International       Totals
                               ---------------  ---------------  ---------------  --------------  --------------  --------------
Net sales                      $      115,534   $      206,555   $      322,089   $      800,000  $      238,818  $    1,038,818
Cost of sales                           7,261          122,236          129,497          300,000         140,360         440,360
                               ---------------  ---------------  ---------------  --------------  --------------  --------------
Gross profit                          108,273           84,319          192,592          500,000          98,458         598,458
                               ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating expenses:
  Depreciation                          1,682            3,005            4,687            3,610           1,077           4,687
  General and administrative           41,458           74,289          115,747           76,663          22,886          99,549
  Selling and marketing                73,511           11,387           84,898          162,679          48,563         211,242
  Rent                                  1,822            3,254            5,076            4,769           1,424           6,193
                               ---------------  ---------------  ---------------  --------------  --------------  --------------
Total operating expense               118,473           91,935          210,408          247,721          73,950         321,671
                               ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating income (loss)        $      (10,200)  $       (7,616)  $      (17,816)  $      252,279  $       24,508  $      276,787
                               ===============  ===============  ===============  ==============  ==============  ==============

NOTE  10  -  GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company generated negative cash flows from operating activities during the past fiscal year, and for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $328,000 and an accumulated deficit of approximately $ 1,156,000 as of March 31, 2006. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current working capital deficiency, and continue to generate profitable operations as it did for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

The following discussion compares operations for the quarter ended March 31, 2006, with the quarter ended March 31, 2005.

Revenues

Our revenues decreased to approximately $322,000 for the quarter ended March 31, 2006, down from approximately $1,039,000 recorded during the comparative quarter in 2005, a decrease of 69%. In March 2005 we received $800,000 from Chevron Oronite Company LLC ("COC") in consideration for surrendering our rights to the COC products and the TwinTech infomercial; this accounted for 77% of the revenue for that quarter, with the remaining 23% of revenue being generated by our Derma Wand product. In March 2006, our revenue was generated solely from the sale of our Derma Wand product. All revenues recorded during the quarter ended March 31, 2006 were generated by our own products, as was the case during the comparative period in 2005.

Gross Margin

Gross margin percentage increased to approximately 60% for the quarter ended March 31, 2006, compared to approximately 58% for the quarter ended March 31, 2005. The increase in gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended March 31, 2006, we received gross margins of approximately $193,000 for Derma Wand, whereas in the quarter ended March 31, 2005, we received gross margins of $98,000 for Derma Wand and $500,000 for TwinTech.

Operating Expenses

Total operating expenses decreased to approximately $210,000 during the quarter ended March 31, 2006, from approximately $322,000 during the quarter ended March 31, 2005, down approximately $111,000, or 35%. The decrease can be attributed to the decrease in selling and marketing which in 2005 included the $196,000 production cost for the TwinTech infomercial. The full production cost was originally borne by a shareholder, as evidenced by an April 28, 2003 funding agreement, in exchange for a per kit royalty, not to exceed $2,000,000. In conjunction with the buyout from COC, we agreed to repay the production fee to the shareholder in full settlement of the obligations set forth in the funding agreement. In 2006, the lack of a major production cost was offset marginally by an increase in media expenditures generated by the beginning of sales directly to consumers in the US; these expenditures amounted to approximately $56,000 for the quarter ended March 31, 2006.

Net Income

Apart from the past fiscal year ended December 31, 2005, we have not achieved profitability on a consistent or annualized basis. Our net loss of $18,000 for the quarter ended March 31, 2006 follows up fourth quarter 2005 net income of approximately $2,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had approximately $259,000 in cash on the books, compared to approximately $21,000 at December 31, 2005. We generated positive cash flow from operations of approximately $232,000 in the first quarter of 2006 compared to a positive cash flow from operations of approximately $588,000 for the same period in 2005. The positive cash flow from operations was a combination of accounts receivable collected and an increase in payables and accrued liabilities.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000.

The Company has granted 1,195,000 stock options; 900,000 at $0.35, 160,000 at $0.36, 80,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00. All option grants vest over a five-year period. To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000. If the optionees exercise the remainder of these options as they vest, we will receive $342,270 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in a deferred non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 will be amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted, but 8000 options were exercised during the period ended March 31, 2006.

Apart from the past fiscal year ended December 31, 2005, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $328,000 and an accumulated deficit of approximately

$1,156,000 as of March 31, 2006. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.


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

EXHIBITS

Exhibit
Number     Description

*31.1      Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*31.2      Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32       Section 1350 Certifications

*  Filed herewith

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2006.

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

                             INTERNATIONAL COMMERCIAL TELEVISION INC.
                             ----------------------------------------
                                           Registrant


Date: May 15, 2006                By:        /s/ Kelvin Claney
                                       ---------------------------
                                  Name: Kelvin Claney
                                  Title: Chief Executive Officer


Date: May 15, 2006                By:       /s/ Karl Redekopp
                                       ---------------------------
                                  Name: Karl Redekopp
                                  Title: Chief Financial Officer