Form 10QSB
period 2006-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2006-08-17
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

              For the quarterly period ended June 30, 2006
                                             -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

             For the transition period from           to
                                           ----------    ----------

             Commission file number:     0-49638
                                         -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------
                Nevada                               76-0621102
--------------------------------------  ----------------------------------------
    State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization
--------------------------------------------------------------------------------


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2006, the Issuer had 10,693,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                        1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  22

ITEM 3.  CONTROLS AND PROCEDURES                                    25


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           26

SIGNATURES                                                          27

                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of June 30, 2006 (unaudited)                              2

         Consolidated Statements of Operations for the three months ended June 30, 2006 and
             2005 (unaudited) and for the six months ended June 30, 2006 and 2005
             (unaudited)                                                                         3

         Consolidated Statements of Deficiency in Assets for the six months ended June 30,
             2006 (unaudited)                                                                    4

         Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and
             2005 (unaudited)                                                                    5

         Notes to the Consolidated Financial Statements                                       6-21

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2006
                                   (Unaudited)
                                    ---------


                                                                   June 30,
                                                                     2006
                                                                 ------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    60,950
  Accounts receivable                                                146,576
  Inventory                                                          105,645
  Prepaid expenses and deposits                                       58,054
  Deferred tax asset less valuation allowance of $3,119,000                -
                                                                 ------------
    Total current assets                                             371,225
                                                                 ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                            120,169
  Less accumulated depreciation                                      102,140
                                                                 ------------
    Furniture and equipment, net                                      18,029
                                                                 ------------

      Total assets                                               $   389,254
                                                                 ============


                     LIABILITIES AND DEFICIENCY IN ASSETS
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                       $   255,325
  Accounts payable and accrued liabilities - related parties         151,793
  Due to related parties                                             459,488
                                                                 ------------
    Total current liabilities                                        866,606
                                                                 ------------

NOTE PAYABLE TO SHAREHOLDER                                          590,723
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:

  Common stock, $0.001 par value, 100,000,000
  shares authorized, 10,693,188 issued and
  outstanding as of  June 30, 2006                                       594
  Additional paid-in-capital                                         308,245
  Accumulated deficit                                             (1,376,914)

                                                                 ------------
    Total deficiency in assets                                    (1,068,075)
                                                                 ------------

      Total liabilities and deficiency in assets                 $   389,254
                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                (Unaudited)
                                                 ---------


                                             For the three months ended       For the six months ended
                                            ------------------------------  ------------------------------
                                            June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                            --------------  --------------  --------------  --------------
NET SALES                                   $     180,484   $     418,116   $     502,573   $   1,456,934
COST OF SALES                                     144,447         179,766         273,944         620,126
                                            --------------  --------------  --------------  --------------
GROSS PROFIT                                       36,037         238,350         228,629         836,808
                                            --------------  --------------  --------------  --------------

OPERATING EXPENSES:
  Depreciation                                      2,173           4,687           6,860           9,374
  General and administrative                      192,972         145,810         308,718         245,359
  Selling and marketing                            56,464           4,033         141,363         215,275
  Rent                                              4,083           5,722           9,159          11,915
                                            --------------  --------------  --------------  --------------
    Total operating expenses                      255,692         160,252         466,100         481,923
                                            --------------  --------------  --------------  --------------

OPERATING INCOME (LOSS)                          (219,655)         78,098        (237,471)        354,885

INTEREST EXPENSE:
  Interest expense                                  1,196           1,007           1,812           3,088
                                            --------------  --------------  --------------  --------------
    Total interest expense                          1,196           1,007           1,812           3,088
                                            --------------  --------------  --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                (220,851)         77,091        (239,283)        351,797

INCOME TAXES
  Income tax expense                                    -          26,211               -         119,611
  Tax benefit of net operating loss
  carry forward                                         -         (26,211)              -        (119,611)
                                            --------------  --------------  --------------  --------------

INCOME TAXES                                            -               -               -               -
                                            --------------  --------------  --------------  --------------

NET INCOME (LOSS)                           $    (220,851)  $      77,091   $    (239,283)  $     351,797
                                            ==============  ==============  ==============  ==============

BASIC NET INCOME (LOSS) PER SHARE           $       (0.02)  $        0.01   $       (0.02)  $         .03
                                            ==============  ==============  ==============  ==============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $       (0.02)  $        0.01   $       (0.02)  $         .03
                                            ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS


                                     Common Stock
                                   $0.001 par value           Additional
                               ---------------------------     Paid-In      Accumulated       Unearned
                                  Shares        Amount         Capital        Deficit       Compensation       Totals
                               ------------  -------------  -------------  --------------  --------------  --------------
Balances, January 1, 2005        10,635,188  $         536  $     229,922  $  (1,545,498)  $     (32,000)  $  (1,347,040)

Stock-based compensation                  -              -         29,880              -               -          29,880

Amortization of deferred
  compensation under non-
  qualified stock option plan             -              -              -              -          16,000          16,000

Net income                                -              -              -        407,867               -         407,867
                               ------------------------------------------------------------------------------------------

Balances, December 31, 2005      10,635,188            536        259,802     (1,137,631)        (16,000)       (893,293)

Issuance of common stock             58,000             58         56,443                                         56,501

Amortization of deferred
  compensation under non-
  qualified stock option plan                                                                      8,000           8,000

Net loss                                  -              -              -       (239,283)              -        (239,283)
                               ------------------------------------------------------------------------------------------

Balances, June 30, 2006          10,693,188  $         594  $     316,245  $  (1,376,914)  $      (8,000)  $  (1,068,075)
                               ==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                       (Unaudited)
                                        ---------


                                                                   June 30,    June 30,
                                                                     2006        2005
                                                                  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                               $(239,283)  $ 351,797
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                    6,860       9,374
      Amortization of deferred compensation under nonqualified
        stock option plan                                             8,000       8,000
      Decrease (increase) in accounts receivable                    285,168      (8,491)
      Decrease (increase) in inventory                              (46,672)     30,618
      Decrease (increase) in prepaid expenses                       (26,898)      5,000
      Increase (decrease) in accounts payable and accrued
        liabilities                                                   7,565    (378,647)
                                                                  ----------  ----------
          Net cash (used in) provided by operating activities        (5,260)     17,651
                                                                  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                (9,302)          -
                                                                  ----------  ----------
      Net cash used in financing activities                          (9,302)          -
                                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                     202,928           -
  Payments to related parties                                      (204,966)    (49,045)
  Proceeds from issuance of common stock                             56,500           -
                                                                  ----------  ----------
      Net cash provided by (used in) financing activities            54,462     (49,045)
                                                                  ----------  ----------

NET INCREASE (DECREASE) IN CASH                                      39,900     (31,394)

CASH, beginning of the period                                        21,050      95,191
                                                                  ----------  ----------

CASH, end of period                                               $  60,950   $  63,797
                                                                  ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
  Interest paid                                                   $   1,812   $   3,088
                                                                  ==========  ==========
  Income taxes paid                                               $       -   $       -
                                                                  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six month period ended June 30, 2006, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2006. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on form 10-KSB.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2006, management expects these assets to be fully recoverable.

Depreciation expense amounted to $ 2,173 and $4,687 for the three months ended June 30, 2006 and 2005, respectively, and $ 6,860 and $ 9,374 for the six months ended June 30, 2006 and 2005, respectively.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


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

Media  and  production  costs
-----------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company incurred $ 75,907 and $204,750 in such costs for the periods ended June 30, 2006 and 2005.

Income  taxes
-------------

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


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

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the six months ended June 30, 2006, recorded approximately $ 0 in stock compensation expense. If the Company had expensed stock options for the six months ended June 30, 2006, the stock compensation expense would have been approximately $ 0.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2006 and year ended December 31, 2005:

                                           Number of Shares              Weighted
                                 ------------------------------------    Average
                                                 Non-                    Exercise
                                  Employee     Employee     Totals        Price
                                 ----------  -----------  -----------  -----------
Balance, January 1, 2005                  -   1,049,000    1,049,000   $      0.49
  Granted on November 8, 2005             -     160,000      160,000   $      0.36
  Exercised during the year               -           -            -   $      0.00
  Cancelled during the year               -           -            -   $      0.00
                                 ----------  -----------  -----------

Balance, December 31, 2005                -   1,209,000    1,209,000   $      0.47

  Cancelled during the period             -     (40,000)     (40,000)  $      2.00
  Exercised during the period             -      (8,000)      (8,000)  $      0.50
                                 ----------  -----------  -----------

Balance, June 30, 2006                    -   1,161,000    1,161,000   $      0.43
                                 ==========  ===========  ===========

During the period ended June 30, 2006 and 2005, there were no options granted. Of the stock options currently outstanding, 908,000 options are currently exercisable at a weighted average exercise price of $0.43. These options expire at dates ranging between December 31, 2007 and September 28, 2011.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the six months ended June 30:

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

For  the  six  months  ended  June  30:

                                                                       2006      2005
                                                                   ----------  --------
Net income (loss) as reported                                      $(239,283)  $351,797
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects             -          -
                                                                   ----------  --------

Pro forma net income (loss)                                        $(239,283)  $351,797
                                                                   ==========  ========

Earnings (loss) per share:
    Basic - as reported                                            $   (0.02)  $   0.03
                                                                   ==========  ========
    Basic - pro forma                                              $   (0.02)  $   0.03
                                                                   ==========  ========

    Diluted - as reported                                          $   (0.02)  $   0.03
                                                                   ==========  ========
    Diluted - pro forma                                            $   (0.02)  $   0.03
                                                                   ==========  ========

For  the  three  months  ended  June  30:

                                                                       2006        2005
                                                                   -----------  ----------
Net income (loss) as reported                                      $ (220,851)  $   77,091
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects              -            -
                                                                   -----------  ----------

Pro forma net income (loss)                                        $ (220,851)  $   77,091
                                                                   ===========  ==========

Earnings (loss) per share:
    Basic - as reported                                            $    (0.02)  $     0.01
                                                                   ===========  ==========
    Basic - pro forma                                              $    (0.02)  $     0.01
                                                                   ===========  ==========

    Diluted - as reported                                          $    (0.02)  $     0.01
                                                                   ===========  ==========
    Diluted - pro forma                                            $    (0.02)  $     0.01
                                                                   ===========  ==========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2006, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2006, 30% of the Company's accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 70% of the Company's accounts receivable were due from five international infomercial operators.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  3  -  FINANCIAL  INSTRUMENTS  (CONTINUED)

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature. The carrying amount of note payable debt approximates fair value based on the borrowing rate of 0.0%.

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

Derma  Wand(TM)
---------------

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma Wand(TM). WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials. In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement. The initial term of this agreement was until August 31, 2002. Upon expiration, this agreement automatically and continually renews for successive additional three-year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Derma  Wand(TM)  (continued)
----------------------------

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

Sprint(R)
---------

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

TwinTech(TM) (continued)
------------------------

On April 28, 2003, the Company entered into a funding agreement with a shareholder, whereby the shareholder agrees to pay Real to Reel's production fee of approximately $196,000, and in return, the Company has agreed to pay a per kit royalty to the shareholder based on various scenarios, until such time as the total royalty payments reach $2,000,000. The production fee was accrued and expensed as "production costs" and included in selling and marketing expenses during the fiscal year ended December 31, 2005.

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

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $459,488 as of June 30, 2006 . Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  5  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The Company has received and repaid short-term advances from shareholders, officers and directors of the Company. These (repayments) advances amounted to $(320) as of June 30, 2006. These advances bear no interest and are due on demand. It is anticipated that these (repayments) advances will be (repaid) paid within one year. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

NOTE  6  -  CAPITAL  TRANSACTIONS

During the six months ended June 30, 2006, 8,000 options were exercised at $0.50 per share, for a total of $4,000. 50,000 shares were also issued from treasury as compensation for services rendered by a consultant; the shares were valued at $1.05 per share the market value of the shares on the date of the transaction.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  7  -  BASIC  AND  DILUTED  LOSS  PER  SHARE  (CONTINUED)

The  computations  for  basic  and  diluted  loss  per  share  are  as  follows:

                                               Loss           Shares          Per Share
For the six months ended June 30, 2006:     (Numerator)    (Denominator)        Amount
---------------------------------------   ---------------  --------------  ---------------
Basic loss per share
---------------------------------------

Loss available to common shareholders      $     (239,283)      10,693,188  $        (0.02)
                                           ===============  ==============  ===============

Diluted earnings per share
---------------------------------------

Loss available to common shareholders      $     (239,283)      10,693,188  $        (0.02)
                                           ===============  ==============  ===============


                                               Income          Shares          Per Share
For the six months ended June 30, 2005:      (Numerator)    (Denominator)        Amount
---------------------------------------    ---------------  --------------  ---------------

Basic earnings per share
---------------------------------------

Income available to common shareholders    $      351,797       10,635,188  $         0.03
                                           ===============  ==============  ===============

Diluted earnings per share
---------------------------------------

Income available to common shareholders    $      351,797       10,754,770  $         0.03
                                           ===============  ==============  ===============


                                               Loss           Shares           Per Share
For the three months ended June 30, 2006:   (Numerator)     (Denominator)        Amount
-----------------------------------------  ---------------  --------------  ---------------

Basic earnings per share
---------------------------------------

Loss available to common shareholders      $     (220,851)      10,693,188  $        (0.02)
                                           ===============  ==============  ===============

Diluted earnings per share
---------------------------------------

Loss available to common shareholders      $     (220,851)      10,693,188  $        (0.02)
                                           ===============  ==============  ===============


                                               Income          Shares          Per Share
For the three months ended June 30, 2005:    (Numerator)    (Denominator)        Amount
-----------------------------------------  ---------------  --------------  ---------------

Basic loss per share
---------------------------------------

Income available to common shareholders    $       77,091       10,635,188  $         0.01
                                           ===============  ==============  ===============

Diluted loss per share
---------------------------------------

Income available to common shareholders    $       77,091       10,751,282  $         0.01
                                           ===============  ==============  ===============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  8  -  INCOME  TAXES

For the most part, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $1,077,000 related to US federal, foreign and state jurisdictions through June 30, 2006. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                                June 30, 2006
                               ---------------
Net operating loss             $      280,000
Basis of investments                2,327,000
Basis of intangibles                  428,000
Basis of stock options                103,000
Accumulated amortization              107,000
Accumulated depreciation                3,000
State taxes                          (129,000)
                               ---------------
  Total deferred tax assets         3,119,000
Valuation allowance                (3,119,000)
                               ---------------
  Net deferred tax assets      $            -
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

                     INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE 9 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating loss by geographic area is as follows:

                                For the six months ended June 30, 2006             For the six months ended June 30, 2005
                            -------------------------------------------------  ----------------------------------------------
                                Domestic      International       Totals          Domestic     International       Totals
                            ---------------  ---------------  ---------------  --------------  --------------  --------------
Infomercial and product
sales                       $      156,045   $      346,528   $      502,573   $      800,000  $      656,934  $    1,456,934
Cost of sales                       25,036          248,908          273,944          300,000         320,126         620,126
                            ---------------  ---------------  ---------------  --------------  --------------  --------------
Gross profit                       131,009           97,620          228,629          500,000         336,808         836,808
                            ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating expenses:
  Depreciation                       2,131            4,729            6,860            5,147           4,227           9,374
  General and
    administrative                  96,259          212,458          308,717          134,726         110,633         245,359
  Selling and marketing            116,002           25,362          141,364          118,207          97,068         215,275
  Rent                               2,845            6,314            9,159            6,542           5,373          11,915
                            ---------------  ---------------  ---------------  --------------  --------------  --------------
Total operating expense            217,237          248,863          466,100          264,622         217,301         481,923
                            ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating income (loss)     $      (86,228)  $     (151,243)  $     (237,471)  $      235,378  $      119,507  $      354,885
                            ===============  ===============  ===============  ==============  ==============  ==============

                                For the three months ended June 30, 2006         For the three months ended June 30, 2005
                            ------------------------------------------------  ----------------------------------------------
                               Domestic       International       Totals          Domestic     International       Totals
                            ---------------  ---------------  ---------------  --------------  --------------  --------------
Infomercial and product
sales                       $       40,511   $      139,973   $      180,484   $            -  $      418,116  $      418,116
Cost of sales                       17,775          126,672          144,447                -         179,766         179,766
                            ---------------  ---------------  ---------------  --------------  --------------  --------------
Gross profit                        22,736           13,301           36,037                -         238,350         238,350
                            ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating expenses:
  Depreciation                         449            1,724            2,173                -           4,687           4,687
  General and
    administrative                  54,803          138,169          192,972                -         145,810         145,810
  Selling and marketing             42,491           13,973           56,464                -           4,033           4,033
  Rent                               1,023            3,060            4,083                -           5,722           5,722
                            ---------------  ---------------  ---------------  --------------  --------------  --------------
Total operating expense             98,766          156,926          255,692                -         160,252         160,252
                            ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating income (loss)     $      (76,030)  $     (143,625)  $     (219,655)  $            -  $       78,098  $       78,098
                            ===============  ===============  ===============  ==============  ==============  ==============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flows from operating activities during the past two quarters, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $495,000 and an accumulated deficit of approximately $1,377,000 as of June 30, 2006. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended June 30, 2006, with the quarter ended June 30, 2005.

Revenues

Our revenues decreased to approximately $180,500 for the quarter ended June 30, 2006, down from approximately $419,000 recorded during the comparative quarter in 2005, a 57% decrease. In June 2006, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international infomercial operators and is also beginning to sell very well in the Unites States. Our Company resources are very limited at this time so it was decided to concentrate these resources on marketing and selling our most popular product. All revenues recorded during the quarter ended June 30, 2006 were generated by our own products, as was the case during the comparative period in 2005.

Gross  Margin

Gross margin percentage decreased to approximately 20% for the quarter ended June 30, 2006, compared to approximately 57% for the quarter ended June 30, 2005. The decrease in gross margin percentage was primarily due to the lower revenues generated from Derma Wand sales and the approximately $68,000 in royalties on Derma Wand sales from previous periods that became due and payable during the quarter. Royalties are calculated and paid in the month following a minimum of 90% of our customers' sales invoice being paid. During the quarter ended June 30, 2006, we received gross margins of approximately $36,000 for Derma Wand, and in the quarter ended June 30, 2005, we received gross margins of $236,000 for Derma Wand.

Operating  Expenses

Total operating expenses increased to approximately $256,000 during the quarter ended June 30, 2006, from approximately $160,000 during the quarter ended June 30, 2005, up approximately $96,000, or 60%. This increase is attributed primarily to three factors; $15,000 in media costs were incurred during the period as compared to $ 0 during the quarter ended June 30, 2005, a $52,500 consulting fee was charged during the period upon the issuance of 50,000 shares as compared to $0 during the quarter ended June 30, 2005, and finally $10,000 in consulting fees in relation to product sales were incurred during the period as compared to $ 0 during the quarter ended June 30, 2005.

Net  Income

Apart from the past fiscal year ended December 31, 2005, we have not achieved profitability on a consistent or annualized basis. Our net loss of $221,000 for the quarter ended June 30, 2006 follows up a first quarter 2006 net loss of approximately $18,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2006, we had approximately $61,000 in cash on the books, compared to approximately $21,000 at December 31, 2005. We experienced negative cash flow from operations of approximately $5,300 in the second quarter of 2006 compared to a positive cash flow from operations of approximately $17,600 for the same period in 2005. The negative cash flow from operations was a combination of net loss, a decrease to accounts receivable, an increase in inventories and an increase in payables and accrued liabilities.

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

Apart from the past fiscal year ended December 31, 2005, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $495,000 and an accumulated deficit of approximately $1,377,000 as of June 30, 2006. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

ITEM  3.  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e)

As of June 30, 2006, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number    Description

*31.1     Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*31.2     Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32       Section 1350 Certifications

*  Filed herewith

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2006

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

                              INTERNATIONAL COMMERCIAL TELEVISION INC.
                              ----------------------------------------
                              Registrant


Date: August 14, 2006         By:     /s/ Kelvin Claney
                                  -----------------------------
                              Name: Kelvin Claney
                              Title: Chief Executive Officer


Date: August 14, 2006         By:     /s/ Karl Redekopp
                                  ----------------------
                              Name: Karl Redekopp
                              Title: Chief Financial Officer