Form 10KSB/A
period 2005-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2006-08-21
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                    -----------------------------------------

                                   FORM 10-KSB/A

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


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). .

As of December 31, 2005, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Media and production costs
--------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company incurred $227,170 and $55,327 in such costs for the years ended December 31, 2005 and 2004.

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

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature. The carrying amount of note payable debt approximates fair value based on the borrowing rate of prime rate of 0.0%.

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

Information with respect to the Company's operating income by geographic area is as follows:

                               For the year ended December 31, 2005             For the year ended December 31, 2004
                          ----------------------------------------------  -------------------------------------------------
                             Domestic     International       Totals         Domestic       International       Totals
                          --------------  --------------  --------------  ---------------  ---------------  ---------------
Infomercial and product
sales                     $      800,000  $    1,615,055  $    2,415,055  $      117,260   $    1,009,138   $    1,126,398
Cost of sales                    300,000         812,468       1,112,468          68,035          529,560          597,595
                          --------------  --------------  --------------  ---------------  ---------------  ---------------
Gross profit                     500,000         802,587       1,302,587          49,225          479,578          528,803
                          --------------  --------------  --------------  ---------------  ---------------  ---------------

Operating expenses:
  Depreciation                     6,207          12,531          18,738           2,916           25,097           28,013
  General and                    182,632         368,702         551,334          47,114          405,464          452,578
    administrative
  Selling and marketing           96,328         194,468         290,796          10,297           88,620           98,917
  Rent                             9,705          19,592          29,297           3,946           33,956           37,902
                          --------------  --------------  --------------  ---------------  ---------------  ---------------
Total operating expense          294,872         595,293         890,165          64,273          553,137          617,410
                          --------------  --------------  --------------  ---------------  ---------------  ---------------

Operating income (loss)   $      205,128  $      207,294  $      412,422  $      (15,048)  $      (73,559)  $      (88,607)
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