Form 10QSB/A
period 2006-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2006-08-21
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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
                                                               ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:

  Common stock, $0.001 par value, 100,000,000
  shares authorized, 10,643,188 issued and
  outstanding as of  March 31, 2006                                    544
  Additional paid-in-capital                                       247,794
  Accumulated deficit                                           (1,156,063)
                                                               ------------
    Total shareholders' deficit                                   (907,725)
                                                               ------------

      Total liabilities and deficiency in assets               $   690,363
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

Media  and  production  costs
-----------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company incurred $60,312 and $203,476 in such costs for the periods ended March 31, 2006 and 2005.

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

The carrying amount of accounts receivable and payables approximate fair value due to their short-term nature. The carrying amount of note payable to shareholder approximates fair value based on the borrowing rate of prime rate plus 0.0%.

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

Information with respect to the Company's operating loss by geographic area is as follows:

                                    For the three months ended March 31, 2006        For the three months ended March 31, 2005
                               -------------------------------------------------  ----------------------------------------------
                                  Domestic       International       Totals          Domestic     International       Totals
                               ---------------  ---------------  ---------------  --------------  --------------  --------------
Infomercial and product
sales                          $      115,534   $      206,555   $      322,089   $      800,000  $      238,818  $    1,038,818
Cost of sales                           7,261          122,236          129,497          300,000         140,360         440,360
                               ---------------  ---------------  ---------------  --------------  --------------  --------------
Gross profit                          108,273           84,319          192,592          500,000          98,458         598,458
                               ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating expenses:
  Depreciation                          1,682            3,005            4,687            3,610           1,077           4,687
  General and administrative           41,458           74,289          115,747           76,663          22,886          99,549
  Selling and marketing                73,511           11,387           84,898          162,679          48,563         211,242
  Rent                                  1,822            3,254            5,076            4,769           1,424           6,193
                               ---------------  ---------------  ---------------  --------------  --------------  --------------
Total operating expense               118,473           91,935          210,408          247,721          73,950         321,671
                               ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating income (loss)        $      (10,200)  $       (7,616)  $      (17,816)  $      252,279  $       24,508  $      276,787
                               ===============  ===============  ===============  ==============  ==============  ==============

NOTE  10  -  GOING CONCERN CONSIDERATIONS

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e)

As of March 31, 2006, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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