Form 10QSB
period 2006-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2006-11-14
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
MARK ONE

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

            For the quarterly period ended September 30, 2006
                                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the transition period from           to
                                        ----------    ----------

          Commission file number:     0-49638
                                      -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------
                Nevada                                76-0621102
---------------------------------------  ---------------------------------------
     State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization
--------------------------------------------------------------------------------


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2006, the Issuer had 10,693,188 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ]   No [x]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                            1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      22

ITEM 3.  CONTROLS AND PROCEDURES                                        25


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS                                                       26

SIGNATURES                                                              27

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of September 30, 2006 (unaudited)                          2

         Consolidated Statements of Operations for the three and nine months ended September
             30, 2006 and 2005 (unaudited)                                                        3

         Consolidated Statements of Deficiency in Assets for the nine months ended September
             30, 2006 (unaudited)                                                                 4

         Consolidated Statements of Cash Flows for the nine months ended September 30,
             2006 and 2005 (unaudited)                                                            5

         Notes to the Consolidated Financial Statements                                        6-20

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)
                                    ---------

                                                                September 30,
                                                                    2006
                                                               ---------------
                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash and cash equivalents                                    $        9,150
  Accounts receivable (net)                                           822,617
  Inventory                                                           229,302
  Prepaid expenses and deposits                                        47,173
  Deferred tax asset, less valuation allowance of $3,084,000                -
                                                               ---------------
    Total current assets                                            1,108,242
                                                               ---------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                             120,169
  Less accumulated depreciation                                       104,313
                                                               ---------------
    Furniture and equipment, net                                       15,856
                                                               ---------------

      Total assets                                             $    1,124,098
                                                               ===============

                      LIABILITIES ANDDEFICIENCY IN ASSETS
                      -----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $      798,665
  Accounts payable and accrued liabilities - related parties          147,593
  Due to related parties                                              464,452
                                                               ---------------
    Total current liabilities                                       1,410,710
                                                               ---------------


NOTE PAYABLE TO SHAREHOLDER                                           590,723
                                                               ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:
  Common stock, $0.001 par value, 100,000,000
  shares authorized, 10,693,188 issued and
  outstanding as of  September 30, 2006                                   594
  Additional paid-in-capital                                          308,245
  Accumulated deficit                                              (1,186,174)
                                                               ---------------
    Total shareholders' deficit                                      (877,335)
                                                               ---------------

      Total deficiency in assets                               $    1,124,098
                                                               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                  (Unaudited)
                                                   ---------

                                               For the three months ended        For the nine months ended
                                            --------------------------------  --------------------------------
                                             September 30,    September 30,    September 30,    September 30,
                                                 2006             2005             2006             2005
                                            ---------------  ---------------  ---------------  ---------------

NET SALES                                   $    1,035,466   $      419,223   $    1,538,039   $    1,876,157
COST OF SALES                                      244,074          203,431          518,018          823,557
                                            ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                       791,392          215,792        1,020,021        1,052,600
                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                                       2,173            4,686            9,033           14,060
  General and administrative                       142,743          118,500          451,462          363,859
  Selling and marketing                            447,824           31,416          589,188          246,691
  Rent                                               6,643            5,735           15,801           17,650
                                            ---------------  ---------------  ---------------  ---------------
    Total operating expenses                       599,383          160,337        1,065,484          642,260
                                            ---------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                            192,009           55,455          (45,463)         410,340

INTEREST EXPENSE:
  Interest expense                                   1,268              323            3,080            3,411
                                            ---------------  ---------------  ---------------  ---------------


INCOME (LOSS) BEFORE INCOME TAXES                  190,741           55,132          (48,543)         406,929
                                            ---------------  ---------------  ---------------  ---------------

INCOME TAXES
  Income tax expense                                64,852           18,745                -          138,356
  Tax benefit of net operating loss
  carry forward                                    (64,852)         (18,745)               -         (138,356)
                                            ---------------  ---------------  ---------------  ---------------

INCOME TAXES                                             -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                           $      190,741   $       55,132   $      (48,543)  $      406,929
                                            ===============  ===============  ===============  ===============


BASIC NET INCOME (LOSS) PER SHARE           $         0.02   $         0.01   $        (0.00)  $         0.04
                                            ===============  ===============  ===============  ===============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $         0.02   $         0.01   $        (0.00)  $         0.04
                                            ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS


                                   Common Stock
                                  $0.001 par value     Additional
                               ----------------------    Paid-In    Accumulated       Unearned
                                 Shares      Amount      Capital       Deficit      Compensation      Totals
                               -----------  ---------  -----------  -------------  --------------  ------------
Balances, January 1, 2005       10,635,188  $     536  $   229,922  $ (1,545,498)  $     (32,000)  $(1,347,040)

Stock-based compensation                 -          -       29,880             -               -        29,880

Amortization of deferred                 -          -            -             -          16,000        16,000
  compensation under non-
  qualified stock option plan

Net income                               -          -            -       407,867               -       407,867
                               --------------------------------------------------------------------------------

Balances, December 31, 2005     10,635,188        536      259,802    (1,137,631)        (16,000)     (893,293)

Issuance of common stock            58,000         58       56,443                                      56,501
                                                                                           8,000         8,000
Amortization of deferred
  compensation under non-
  qualified stock option plan

Net loss                                 -          -            -       (48,543)              -       (48,543)
                               --------------------------------------------------------------------------------

Balances, September 30, 2006
                                10,693,188  $     594  $   316,245  $ (1,186,174)  $      (8,000)  $  (877,335)
                               ================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                           (Unaudited)
                                            ----------

                                                                 September 30,    September 30,
                                                                     2006             2005
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $      (48,542)  $      406,929
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                       9,033           14,060
      Amortization of deferred compensation under                        8,000            8,000
        nonqualified stock option plan
  Change in assets and liabilities:
      Increase in accounts receivable                                 (390,875)         (68,118)
      (Increase) decrease  in inventory                               (170,328)          33,406
      Increase in prepaid expenses                                     (16,017)         (10,485)
      Increase (decrease) in accounts payable and accrued
        liabilities                                                    546,704          (99,347)
                                                                ---------------  ---------------
          Net cash (used in) provided by operating activities          (62,025)         284,445
                                                                ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (9,302)               -
                                                                ---------------  ---------------
      Net cash used in financing activities                             (9,302)               -
                                                                ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                        236,546           97,163
  Payments to related parties                                         (233,619)        (378,799)
  Proceeds from issuance of common stock                                56,500                -
                                                                ---------------  ---------------
      Net cash provided by (used in) financing activities               59,427         (281,636)
                                                                ---------------  ---------------

NET (DECREASE) INCREASE IN CASH                                        (11,900)           2,809

CASH, beginning of the period                                           21,050           95,191
                                                                ---------------  ---------------

CASH, end of period                                             $        9,150   $       98,000
                                                                ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
  Interest paid                                                 $        3,080   $        3,411
                                                                ===============  ===============
  Income taxes paid                                             $            -   $            -
                                                                ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine month period ended September 30, 2006, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2006. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on form 10-KSB.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


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

Long-term assets are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006, management expects these assets to be fully recoverable.

Depreciation expense amounted to $ 2,173 and $ 4,686 for the three months ended September 30, 2006 and 2005, respectively, and $ 9,033 and $ 14,060 for the nine months ended September 30, 2006 and 2005, respectively.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


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

Shipping and handling
---------------------

Shipping and handling costs are included in cost of sales. Amounts paid to the Company by customers for shipping and handling charges are also included in cost of sales.

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

Media  and  production  costs
-----------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company incurred $ 397,584 and $225,600 in such costs for the nine months ended September 30, 2006 and 2005, respectively.

Income  taxes
-------------

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


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

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the nine months ended September 30, 2006, issued no warrants and, therefore, recorded no stock compensation expense.

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2006:

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2006:

                                      Number of Shares           Weighted
                               --------------------------------  Average
                                            Non-                 Exercise
                               Employee   Employee     Totals      Price
                               --------  ----------  ----------  ---------
Balance, January 1, 2005              -  1,049,000   1,049,000   $    0.49
  Granted on November 8, 2005         -    160,000     160,000   $    0.36
  Exercised during the year           -          -           -   $    0.00
  Cancelled during the year           -          -           -   $    0.00
                               --------  ----------  ----------

Balance, December 31, 2005            -  1,209,000   1,209,000   $    0.47

  Cancelled during the period         -    (40,000)    (40,000)  $    2.00
  Exercised during the period         -     (8,000)     (8,000)  $    0.50
                               --------  ----------  ----------

Balance, September 30, 2006           -  1,161,000   1,161,000   $    0.43
                               ========  ==========  ==========

During the period ended September 30, 2006 and 2005, there were no options granted. Of the stock options currently outstanding, 908,000 options are currently exercisable at a weighted average exercise price of $0.43. These options expire at dates ranging between December 31, 2007 and September 28, 2011.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2006, the Company did not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2006, 69% of the Company's accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 31% of the Company's accounts receivable were due from five international infomercial operators.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


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

Smart  Stacks TM
----------------

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


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

On January 5, 2001, WSL entered into a marketing and royalty agreement with Omega 5. WSL shall have worldwide nonexclusive rights to manufacture, market and distribute Derma WandTM. In consideration of these rights, WSL shall pay a royalty for each unit sold of Derma Wand depending on various scenarios as defined in the agreement. The agreement is silent as to its duration.

During 2004, the Company entered into two Letter Agreements with Omega 5 wherein ICTV was appointed as exclusive distributor for the Derma WandTM in an additional 78 countries/territories throughout the world, with the exception of the United States. The rights remain exclusive to ICTV provided ICTV purchases a minimum quantity each year and pays the royalty described above. The term of the agreements is for three years with automatic three year renewals.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

TwinTech (TM) (continued)
-----------------------

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above. In consideration for surrendering our rights to advertise, promote, market, sell or otherwise distribute TwinTechTM we received $800,000 from COC. From these funds, we have agreed to repay Real to Reel's production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

Other  matters
--------------

For the period from January 1, 2004 through August 31, 2005, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. On February 20, 2006, the Company purchased liability insurance to cover all direct to consumer product sales in the US; this policy is due to expire on February 20, 2007. At present, management is not aware of any claims against the Company for any products sold.

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month . The term of the lease is three years commencing January 1, 2006 and ending December 31, 2008.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $464,454 as of September 30, 2006 . Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has not received or repaid any short-term advances from shareholders, officers and directors of the Company during the period ended September 30, 2006. Any advances are due on demand. Any advances or repayments would be included in "Due to related parties" on the accompanying consolidated balance sheets.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.


NOTE 6 - CAPITAL TRANSACTIONS

During the nine months ended September 30, 2006, 8,000 options were exercised at $0.50 per share, for a total of $4,000. 50,000 shares were also issued from treasury as compensation for services rendered by a consultant; the registered shares were valued at $1.05 per share the market value of the shares on the date of the transaction.


NOTE 7 - BASIC AND DILUTED LOSS PER SHARE

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE 7 - BASIC AND DILUTED LOSS PER SHARE (CONTINUED)

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                                    Loss          Shares       Per Share
For the nine months ended September 30, 2006:     (Numerator)  (Denominator)    Amount
-----------------------------------------------  ------------  -------------  -----------
Basic loss per share
--------------------------------------------

Loss available to common shareholders            $   (48,543)     10,693,188  $    (0.00)
                                                 ============  =============  ===========

Diluted loss per share
--------------------------------------------

Loss available to common shareholders            $   (48,543)     10,975,988  $    (0.00)
                                                 ============  =============  ===========

                                                   Income         Shares       Per Share
For the nine months ended September 30, 2005:    (Numerator)   (Denominator)     Amount
-----------------------------------------------  ------------  -------------  -----------

Basic earnings per share
--------------------------------------------

Income available to common shareholders          $   406,929      10,635,188  $     0.04
                                                 ============  =============  ===========

Diluted earnings per share
--------------------------------------------

Income available to common shareholders          $   406,929      10,724,698  $     0.04
                                                 ============  =============  ===========

                                                   Income         Shares       Per Share
For the three months ended September 30, 2006:   (Numerator)   (Denominator)     Amount
-----------------------------------------------  ------------  -------------  -----------

Basic earnings per share
--------------------------------------------

Income available to common shareholders          $   190,741      10,693,188  $     0.02
                                                 ============  =============  ===========

Diluted earnings per share
--------------------------------------------

Income available to common shareholders          $   190,741      10,934,069  $     0.02
                                                 ============  =============  ===========

                                                   Income         Shares       Per Share
For the three months ended September 30, 2005:   (Numerator)   (Denominator)     Amount
-----------------------------------------------  ------------  -------------  -----------

Basic earnings per share
--------------------------------------------

Income available to common shareholders          $    55,132      10,635,188  $     0.01
                                                 ============  =============  ===========

Diluted earnings per share
--------------------------------------------

Income available to common shareholders          $    55,132      10,645,021  $     0.01
                                                 ============  =============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE  8  -  INCOME  TAXES

For the most part, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $1,200,000 related to US federal, foreign and state jurisdictions through September 30, 2006. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                                September 30, 2006
                               --------------------
Net operating loss             $           245,000
Basis of investments                     2,327,000
Basis of intangibles                       428,000
Basis of stock options                     103,000
Accumulated amortization                   107,000
Accumulated depreciation                     3,000
State taxes                               (129,000)
                               --------------------
  Total deferred tax assets              3,084,000
Valuation allowance                     (3,084,000)
                               --------------------
  Net deferred tax assets      $                 -
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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE 9 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating income (loss) by geographic area is as follows:

                           For the nine months ended September 30, 2006   For the nine months ended September 30, 2005
                          ----------------------------------------------  --------------------------------------------
                             Domestic     International       Totals        Domestic     International      Totals
                          --------------  --------------  --------------  -------------  --------------  -------------
Net sales                 $     833,091   $      704,948  $   1,538,039   $     800,000  $    1,076,157  $   1,876,157
Cost of sales                    79,484          438,534        518,018         300,000         523,557        823,557
                          --------------  --------------  --------------  -------------  --------------  -------------
Gross profit                    753,607          266,414      1,020,021         500,000         552,600      1,052,600
                          --------------  --------------  --------------  -------------  --------------  -------------

Operating expenses:
  Depreciation                    4,893            4,140          9,033           5,995           8,065         14,060
  General and                   235,978          215,484        451,462         155,151         208,708        363,859
    administrative
  Selling and marketing         563,824           25,364        589,188         105,190         141,501        246,691
  Rent                            8,560            7,241         15,801           7,526          10,124         17,650
                          --------------  --------------  --------------  -------------  --------------  -------------
Total operating expense         813,255          252,229      1,065,484         273,862         368,398        642,260
                          --------------  --------------  --------------  -------------  --------------  -------------

Operating income (loss)   $     (59,648)  $       14,185  $     (45,463)  $     226,138  $      184,202  $     410,340
                          ==============  ==============  ==============  =============  ==============  =============

                             For the three months ended September 30, 2006       For the three months ended September 30, 2005
                          --------------------------------------------------  ---------------------------------------------------
                             Domestic       International        Totals           Domestic       International        Totals
                          ---------------  ----------------  ---------------  ----------------  ----------------  ---------------
Net sales                 $       677,046  $        358,420  $     1,035,466  $              -  $        419,223  $       419,223
Cost of sales                      54,448           189,626          244,074                 -           203,431          203,431
                          ---------------  ----------------  ---------------  ----------------  ----------------  ---------------
Gross profit                      622,598           168,794          791,392                 -           215,792          215,792
                          ---------------  ----------------  ---------------  ----------------  ----------------  ---------------

Operating expenses:
  Depreciation                      1,421               752            2,173                 -             4,686            4,686
  General and                      93,333            49,410          142,743                 -           118,500          118,500
    administrative
  Selling and marketing           429,911            17,913          447,824                 -            31,416           31,416
  Rent                              4,344             2,299            6,643                 -             5,735            5,735
                          ---------------  ----------------  ---------------  ----------------  ----------------  ---------------
Total operating expense           529,009            70,374          599,383                 -           160,337          160,337
                          ---------------  ----------------  ---------------  ----------------  ----------------  ---------------

Operating income (loss)   $        93,589  $         98,420  $       192,009  $              -  $         55,455  $        55,455
                          ===============  ================  ===============  ================  ================  ===============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE  10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company has generated positive cash flows from operating activities in the past, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $305,000 and an accumulated deficit of approximately $1,200,000 as of September 30, 2006. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

ITEM  2.     MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

RESULTS  OF  OPERATIONS

Comparison  of  Quarterly  Results

The following discussion compares our results of operations for the quarter ended September 30, 2006, with the quarter ended September 30, 2005.

Revenues

Our revenues increased to approximately $1,035,000 for the quarter ended September 30, 2006, up from approximately $419,000 recorded during the comparative quarter in 2005, a 147% increase. Our Derma Wand product generated 100% of the revenues, as was the case during the same period in 2005. All revenues recorded during the quarter ended September 30, 2006 were generated by our own products, as was the case during the comparative period in 2005. The increase in revenue was due primarily to the launch of a major media campaign in the U.S. where we aired our own infomercial and sold our Derma Wand product directly to the consumer. The sales price per unit was $119.80 U.S. plus shipping and handling.

Gross  Margin

Gross margin percentage increased to approximately 76% for the quarter ended September 30, 2006, compared to approximately 51% for the quarter ended
September 30, 2005. The increase in gross margin percentage was primarily due to the revenues generated from domestic Derma Wand sales where our cost of sales is substantially lower than our international sales.

Operating  Expenses

Total operating expenses increased to approximately $600,000 during the quarter ended September 30, 2006, from approximately $160,000 during the quarter ended September 30, 2005, up approximately $440,000, or 275%. This increase is attributed primarily to increased domestic sales of the Derma Wand and all of the associated media, production and fulfillment costs. General and administrative costs were $142,700 during the quarter ended September 30, 2006 as compared to $118,500 during the quarter ended September 30, 2005 (an increase of 20%) and selling and marketing costs were $447,000 during the quarter ended September 30, 2006 as compared to $31,400 during the quarter ended September 30, 2005 ( an increase of 1324%).

Net  Income

Apart from certain quarters over the last two years, we have not achieved profitability on a consistent or annualized basis. Our net income of over $190,000 for the quarter ended September 30, 2006 follows up a second quarter 2006 net loss of over $220,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2006, we had approximately $9,000 in cash on the books, compared to approximately $21,000 at December 31, 2005. We experienced negative cash flow from operations of approximately $62,000 in the third quarter of 2006 compared to a positive cash flow from operations of approximately $284,000 for the same period in 2005. The negative cash flow from operations was a combination of net loss, an increase to accounts receivable, an increase in inventories and an increase in payables and accrued liabilities

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000.

We  have  granted  1,195,000  stock options; 900,000 at $0.35, 160,000 at $0.36,
80,000  at  $0.50,  35,000  at $1.50 and 20,000 at $2.00. All option grants vest over a five-year period. To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000. If the optionees exercise the remainder of these options as they vest, we will receive $342,270 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in a deferred non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 will be amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted, but 8000 options were exercised during the nine month period ended September 30, 2006.

Apart from the past fiscal year and the third quarter of the current fiscal year, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $305,000 and an accumulated deficit of approximately $1,200,000 as of September 30, 2006. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

ITEM  3.     CONTROLS  AND  PROCEDURES

Our Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e)

As of September 30, 2006, we carried out an evaluation, under the supervision and within the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

                            INTERNATIONAL COMMERCIAL TELEVISION INC.
                            ----------------------------------------
                                          Registrant


Date: November 14, 2006     By:     /s/ Kelvin Claney
                               -------------------------
                            Name:  Kelvin Claney
                            Title: Chief Executive Officer


Date: November 14, 2006     By:     /s/ Karl Redekopp
                               -------------------------
                            Name:  Karl Redekopp
                            Title: Chief Financial Officer