Form 10KSB/A
period 2005-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-03-09
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                    _________________________________________
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2
(Mark  One)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
                 For the fiscal year ended     December 31, 2005
                                           --------------------------
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition Period from           to
                                                  ---------     ---------

                         Commission file number: 0-49638
                                                 -------

                       INTERNATIONAL COMMERCIAL TELEVISION INC.
================================================================================
                 (Name of small business issuer in its charter)

                Nevada                                  76-0621102
      ---------------------------               ---------------------------
    (State or other jurisdiction of                  (I.R.S.Employer
     incorporation or organization)                 Identification No.)

        10245 Sunrise Place NE
         Bainbridge Island, WA                            98110
      ---------------------------               ---------------------------
 (Address of principal executive offices)               (Zip Code)

                   Issuer's telephone number:  (206) 842-3729
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act         Yes  [  ]   No  [X]

Issuer's  revenues  for  its  most  recent  fiscal  year: $2,415,055
                                                          ----------

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

Documents  Incorporated  by  Reference:  None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ]   No [X]

                               INTERNATIONAL COMMERCIAL TELEVISION INC.

                                               INDEX TO
                                     ANNUAL REPORT ON FORM 10-KSB
                                 FOR THE YEAR ENDED DECEMBER 31, 2005

PART I                                                                                             PAGE
Item 1.     Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.     Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .  13

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . .  13
Item 6.     Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . .  14
Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. .  20
Item 8A     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 8B     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . .  26
Item 13.    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 14.    Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . .  27

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

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

Traditional  US  Retail  Market
-------------------------------

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

Smart  Stacks(TM)
-----------------

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

Smart  Stacks(TM)
-----------------

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


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

PROPERTIES

Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at no charge by Kelvin Claney, President of the Company. In addition, we rent an office in North Vancouver, British Columbia for our international operations, where we have entered into a three-year lease commencing January 1, 2006 for approximately $2,400 per month .

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

Quarter ended       High    Low   Quarter ended       High    Low
------------------------------------------------------------------
------------------------------------------------------------------
                      $      $                          $      $
------------------------------------------------------------------
December 31, 2005    0.73   0.68  December 31, 2004    0.95   0.56
------------------------------------------------------------------
September 30, 2005   0.45   0.44  September 30, 2004   1.01   0.70
------------------------------------------------------------------
June 30, 2005        0.31   0.31  June 30, 2004        0.90   0.35
------------------------------------------------------------------
March 31, 2005       0.65   0.65  March 31, 2004       1.50   0.80
------------------------------------------------------------------

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

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

Revenues

Net sales increased to approximately $2,415,000 in 2005 from approximately $1,130,000 in 2004, an increase of $1,285,000, or 114%. The domestic sale of the trademark and infomercial of our third-party product Twin Tech(TM) accounted for 62% of the increase. For our infomercial products ,in 2005, as was the case for 2004, we focused on the international market, with 100% of our revenue coming from international sales compared to 90% in 2004. The product that provided most of our revenue in 2005 was our own products, Derma Wand(TM) . About 67% of net sales were generated by sale of our own products in 2005, nearly 93% of which was attributed to the Derma Wand(TM). The remaining 33% of net sales in 2005 was from the $800,000 US sale of Twin Tech(TM) .In comparison, 93% of net sales in 2004 were attributed to our own products, with the Derma Wand(TM) accounting for 89%.

Derma Wand(TM) sales reached a new high in 2005 and with stronger acceptance internationally, we expect sales to continue to grow in 2006.

Gross  Margin

Gross margin percentage increased to approximately 54% in 2005 from approximately 47% in 2004. The increase in gross margin percentage was primarily due to the fact that we received more of our total revenues in 2005 from the sales of our own Derma Wand(TM) product and from the sale of the third-party product Twin Tech(TM). . where we generally have a lower cost of sales than we do for other products. In 2005, we received approximately $790,000 in gross margin for Derma Wand(TM), compared to approximately $500,000 in 2004.

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

Stock  Options

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

Upon adoption of SFAS No. 123R, we will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because the Company historically accounted for share-based payment arrangements under the intrinsic value method of accounting, the Company will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for our stock options been recognized based upon the fair value for awards granted. SFAS No. 123R becomes effective from January 1, 2006. We expect the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future. For fiscal year 2006, we estimate the incremental increase to compensation costs related to the expensing of stock options will be approximately $90,000 net of income tax.

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

The Company has a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000. In 2003, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this. A gain of $148,483 was recorded in connection with the amount of accrued interest forgiven on the note. As we have been legally released as the primary obligor under the accrued interest liability, such liability has been extinguished based on paragraph 16(b) of SFAS
140. As such, the forgiveness of interest represents the extinguishment of a liability between related entities, as contemplated by footnote 1 to paragraph 20 of APB 26. Thus we have revised our accounting treatment of this transaction and have now classified it as a capital transaction.

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

OUR  ISSUANCE  OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST
--------------------------------------------------------------------------------
OF  SHAREHOLDERS.
-----------------

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


ITEM  8A.OTHER  INFORMATION
---------------------------

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

                                                 SUMMARY COMPENSATION TABLE

                                                                            LONG  TERM  COMPENSATION
                                                                  ----------------------------------------------
                                   ANNUAL  COMPENSATION                          AWARDS                 PAYOUTS
                          --------------------------------------  ------------------------------------  --------
NAME                                                                                                              ALL OTHER
AND                                                   OTHER         RESTRICTED         SECURITIES         LTIP      COMP-
PRINCIPAL                                        ANNUAL COMPEN-   STOCK AWARD(S)  UNDERLYING OPTIONS/   PAYOUTS    ENSATION
POSITION            YEAR  SALARY ($)  BONUS ($)    SATION ($)          ($)              SARS (#)          ($)        ($)
----------------------------------------------------------------------------------------------------------------------------

Kelvin Claney       2005      72,000        nil              nil             nil                   nil       nil         nil
(President and      2004      72,000        nil              nil             nil                   nil       nil         nil
CEO)                2003      77,000        nil              nil             nil                   nil       nil         nil
----------------------------------------------------------------------------------------------------------------------------
Louis Basenese      2005         nil        nil              nil             nil                   nil       nil         nil
(former President)  2004         nil        nil              nil             nil                   nil       nil         nil
                    2003       7,000        nil              nil             nil                   nil       nil         nil
----------------------------------------------------------------------------------------------------------------------------

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

     -------------------------------------------------------------------------------------------
                                                                     NUMBER OF    PERCENTAGE OF
     NAME                                                           SHARES OWNED   SHARES OWNED
     -------------------------------------------------------------------------------------------

     Kelvin Claney, President and Chief Executive Officer, Member
     of the Board of Directors (1)                                     6,598,826           59.3%
     -------------------------------------------------------------------------------------------
     The Better Blocks Trust, declared January 1, 1994 (2)             6,578,826           59.1%
     -------------------------------------------------------------------------------------------
     William Flohr, Member of the Board of Directors (3)                  80,000            0.7%
     -------------------------------------------------------------------------------------------
     ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
     GROUP - 3 INDIVIDUALS (4)                                         6,678,826           60.0%
     -------------------------------------------------------------------------------------------

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

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2005:

----------------------------------------------------------------------------------------------------------------
                                        (A)                       (B)                          (C)
----------------------------------------------------------------------------------------------------------------
                                                                                 NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY                1,209,000                      $0.47                    1,765,000
HOLDERS(1)
----------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY                n/a                         n/a                         n/a
HOLDERS
----------------------------------------------------------------------------------------------------------------
TOTAL                               1,209,000                      $0.47                    1,765,000
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

                                 INTERNATIONAL  COMMERCIAL  TELEVISION  INC.

Date: March  8,  2007        By: /s/  Kelvin  Claney
      ---------------            --------------------------------------------
                                 Name:  Kelvin  Claney
                                 Title: President  and  Chief  Executive
                                        Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     By:     /s/  Kelvin  Claney            Date: March  8, 2007
                         ------------------------------           --------------
                         Name:  Kelvin  Claney
                         Title: President  and  CEO,
                                Secretary  and  Director


                     By:     /s/  Karl  Redekopp            Date: March  8, 2007
                         ------------------------------           --------------
                         Name:  Karl  Redekopp
                         Title: Chief  Financial  Officer

                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES


Report of Independent Registered Public Accounting Firm                                         F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004                                    F-2

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004            F-3

Consolidated Statements of Deficiency in Assets for the years ended December 31, 2005 and 2004  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004            F-5

Notes to the Consolidated Financial Statements                                                  F-6

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company generated negative cash flows from operating activities during the past year and the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $320,000 and an accumulated deficit of approximately $ 1,286,000 for the year ended December 31, 2005. For the year ended December 31, 2004, the Company incurred losses of $97,671 and had an accumulated deficit of $1,693,981 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/  Dohan  and  Company,  P.A.
                                      Certified  Public  Accountants

Miami,  Florida
March  27,  2006

                          INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                                       AS OF DECEMBER 31,2005 AND2004
                                       ------------------------------

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

COMMITMENTS AND CONTINGENCIES (Note 4)

DEFICIENCY IN ASSETS:
  Common stock, $0.001 par value, 100,000,000
  Shares authorized, 10,635,188 and 10,635,188
  Issued and outstanding as of December 31, 2005
  And December 31, 2004, respectively
  Common stock                                                                            536           536
  Additional paid-in-capital                                                          408,285       378,405
  Accumulated deficit                                                              (1,286,114)   (1,693,981)
  Unearned compensation                                                               (16,000)      (32,000)
                                                                                  ------------  ------------
    Total deficiency in assets                                                       (893,293)   (1,347,040)
                                                                                  ------------  ------------

      Total liabilities and deficiency in assets                                  $   558,512   $   471,445
                                                                                  ============  ============

The  accompanying  notes  are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31,2005 AND2004
                  --------------------------------------------

                                               2005         2004
                                            -----------  -----------

NET SALES
Infomercial products                        $1,615,055   $1,126,398
Trademarks                                     800,000            -
                                            -----------  -----------
                                             2,415,055    1,126,398
                                            -----------  -----------

COST OF SALES
Infomercial products                           812,468      597,595
Trademarks                                     300,000            -
                                            -----------  -----------
                                             1,112,468      597,595
                                            -----------  -----------
GROSS PROFIT                                 1,302,587      528,803
                                            -----------  -----------

OPERATING EXPENSES:
  Depreciation                                  18,738       28,013
  General and administrative                   551,334      452,578
  Selling and marketing                        290,796       98,917
  Rent                                          29,297       37,902
                                            -----------  -----------
    Total operating expenses                   890,165      617,410
                                            -----------  -----------

OPERATING INCOME (LOSS)                        412,422      (88,607)

OTHER EXPENSES:
  Interest expense                               4,555        9,064
                                            -----------  -----------
    Total other expenses                         4,555        9,064
                                            -----------  -----------


INCOME (LOSS) BEFORE INCOME TAXES              407,867      (97,671)

INCOME TAXES
    Income tax expense                         138,675            -
    Tax benefit of net operating loss
    carryforward                              (138,675)           -
                                            -----------  -----------

INCOME TAXES                                         -            -
                                            -----------  -----------

NET INCOME (LOSS)                           $  407,867   $  (97,671)
                                            ===========  ===========

BASIC NET INCOME (LOSS) PER SHARE           $     0.04   $    (0.01)
                                            ===========  ===========

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $     0.04   $    (0.01)
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

                                    INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
                                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                         ----------------------------------------------


                                 Common Stock    Common   Additional
                               $0.001 par value   Stock     Paid-In     Accumulated     Unearned
                                    Shares       Amount    Committed      Capital        Deficit     Compensation      Totals
                               ----------------  -------  -----------  -------------  ------------  --------------  ------------

Balances, January 1, 2004            10,633,188  $   534  $         -  $    402,770   $(1,596,310)  $     (88,000)  $(1,281,006)

Issuance of common stock                  2,000        2            -           998             -               -         1,000

Stock options cancelled                       -        -            -       (40,000)            -          40,000             -

Stock-based compensation                                                     14,637                                      14,637

Amortization of deferred
  compensation under non-
  qualified stock option plan                 -        -            -             -             -          16,000        16,000

Net loss                                      -        -            -             -       (97,671)              -       (97,671)
                               -------------------------------------------------------------------------------------------------

Balances, December 31, 2004          10,635,188      536            -       378,405    (1,693,981)        (32,000)   (1,347,040)

Stock-based compensation                                                     29,880                                      29,880

Amortization of deferred
  compensation under non-
  qualified stock option plan                 -        -            -             -             -          16,000        16,000

Net income                                    -        -            -             -       407,867               -       407,867
                               -------------------------------------------------------------------------------------------------

Balances, December 31, 2005          10,635,188  $   536  $         -  $    408,285   $(1,286,114)  $     (16,000)  $  (893,293)
                               =================================================================================================

The  accompanying  notes  are an integral part of these consolidated statements.

              INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                  2005        2004
                                                               ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ 407,867   $ (97,671)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation                                                  18,738      28,013
    Stock-based compensation                                      29,880      14,637
    Amortization of deferred compensation under nonqualified
      stock option plan                                           16,000      16,000
  Change in assets and liabilities
    Increase in accounts receivable                             (160,077)   (253,741)
     Increase in inventory                                        (5,413)    (29,037)
    (Increase) decrease in prepaid expenses                      (14,457)      1,843
    Increase (decrease) in accounts payable and accrued
      liabilities                                               (323,280)    312,855
                                                               ----------  ----------
        Net cash used in  operating activities                   (30,742)     (7,101)
                                                               ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                  121,600     406,402
  Payments to related parties                                   (164,999)   (336,175)
  Proceeds from issuance of common stock                               -       1,000
                                                               ----------  ----------
    Net cash provided by (used in) financing activities          (43,399)     71,227
                                                               ----------  ----------

NET INCREASE (DECREASE) IN CASH                                  (74,141)     64,126

CASH, beginning of the year                                       95,191      31,065
                                                               ----------  ----------

CASH, end of the year                                          $  21,050   $  95,191
                                                               ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                        $   4,555   $   9,064
                                                               ==========  ==========
  Income taxes paid                                            $       -   $       -
                                                               ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
  Cancellation of stock options                                $       -   $  40,000
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

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of The Better Block Trust ("BBT"), which owned or controlled all of the equity interest in Windowshoppc.com Limited ("WSL"), R.J.M. Ventures Limited ("RJML") and Better Blocks International Limited ("BBIL"). Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL. The purchase price under the agreement was 8,000,000 shares of the Company's common stock and a $590,723 promissory note. In 2003, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this. The gain of $148,483 was capitalized to additional paid in capital in connection with the amount of accrued interest forgiven on the note. The option exercise price is the issuance of an additional 500,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as an acquisition of ICTV by WSL and RJML and as a recapitalization of WSL and RJML.

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

Impairment  of  Long-Lived  Assets
----------------------------------

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

Media  and  production  costs
-----------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.
The Company incurrred $227,170 and $55,327 in such costs for the years ended December 31, 2005 and 2004.

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

Stock  options
--------------

The Company adopted a stock option plan ("Plan"). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities. It is intended that options issued under this Plan constitute nonqualified stock options. The general terms of awards under the option plan are that 20% of the options granted will vest the month following the grant, and 10% will vest every 6 months thereafter. The maximum term of options granted is 10 years and the number of shares authorized for grants of options is 3,000,000.

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

Upon adoption of SFAS No. 123R, we will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because the Company historically accounted for share-based payment arrangements under the intrinsic value method of accounting, the Company will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for our stock options been recognized based upon the fair value for awards granted. SFAS No. 123R becomes effective from January 1, 2006. We expect the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future. For fiscal year 2006, we estimate the incremental increase to compensation costs related to stock options expected to be granted will be approximately $90,000 net of income tax.

            NTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

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

New  Accounting  Pronouncements
-------------------------------
In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement And Revision Of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We believe that the adoption of SFAS 151 will not affect our financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements  (continued)
--------------------------------------------
statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. We will adopt the provisions of SFAS No. 123R in our first fiscal quarter of 2006.

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

Change  in Accounting Method
----------------------------

In 2003, a gain of $148,483 was recorded in connection with the amount of accrued interest forgiven on the note payable to the BB Trust. However, as contemplated by footnote 1 to paragraph 20 of APB 26, we have determined that this forgiveness of interest represents the extinguishment of a liability between related enties. Thus we are revising our accounting treatment to characterize the forgiveness of interest as a capital transaction, and have made the appropriate adjustment to "Paid in Capital" and "Accumulated Deficit".

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

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature. The carrying amount of note payable debt represent the fair value of the note payable based on the borrowing rate of 0.0%.

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

Derma  Wand(TM)(continued)
--------------------------

same flat rate per calendar quarter. The initial term of the agreement was five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

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

TwinTech(TM)  (continued)
-------------------------

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE  9  -  SEGMENT  REPORTING  (CONTINUED)


Information with respect to the Company's operating income by geographic area is as follows:

                           For  the  year  ended  December  31,  2005     For  the  year  ended  December  31,  2004
                          --------------------------------------------  -----------------------------------------------
                            Domestic     International      Totals         Domestic      International       Totals
                          -------------  --------------  -------------  --------------  ---------------  --------------
NET SALES
Infomercial products      $           -  $    1,615,055  $   1,615,055  $     117,260   $    1,009,138   $   1,126,398
Trademarks                      800,000               -        800,000              -                -               -
                          -------------  --------------  -------------  --------------  ---------------  --------------
                                800,000       1,615,055      2,415,055        117,260        1,009,138       1,126,398
                          -------------  --------------  -------------  --------------  ---------------  --------------
COST OF SALES
Infomercial products      $           -         812,468        812,468         68,035          529,560         597,595
Trademarks                      300,000               -        300,000              -                -               -
                          -------------  --------------  -------------  --------------  ---------------  --------------
                                300,000         812,468      1,112,468         68,035          529,560         597,595
                          -------------  --------------  -------------  --------------  ---------------  --------------
Gross profit                    500,000         802,587      1,302,587         49,225          479,578         528,803
                          -------------  --------------  -------------  --------------  ---------------  --------------

Operating expenses:
  Depreciation                    6,207          12,531         18,738          2,916           25,097          28,013
  General and
    administrative              182,632         368,702        551,334         47,114          405,464         452,578
  Selling and marketing          96,328         194,468        290,796         10,297           88,620          98,917
  Rent                            9,705          19,592         29,297          3,946           33,956          37,902
                          -------------  --------------  -------------  --------------  ---------------  --------------
Total operating expense         294,872         595,293        890,165         64,273          553,137         617,410
                          -------------  --------------  -------------  --------------  ---------------  --------------

Operating income (loss)   $     205,128  $      207,294  $     412,422  $     (15,048)  $      (73,559)  $     (88,607)
                          =============  ==============  =============  ==============  ===============  ==============


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