Form 10QSB/A
period 2006-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-03-12
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 2
MARK ONE

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
                                                               ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:

  Common stock, $0.001 par value, 100,000,000
  shares authorized, 10,643,188 issued and
  outstanding as of  March 31, 2006                                    544
  Additional paid-in-capital                                       396,277
  Accumulated deficit                                           (1,304,546)
                                                               ------------
    Total shareholders' deficit                                   (907,725)
                                                               ------------

      Total liabilities and deficiency in assets               $   690,363
                                                               ============

The accompanying notes are an integral part of these consolidated financial statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                          2006          2005
                                      ------------  ------------
                                      (unaudited)   (unaudited)
                                      ------------  ------------
NET SALES
Infomercial products                  $   322,089   $   238,818
Trademarks                                      -       800,000
                                      ------------  ------------
                                          322,089     1,038,818
                                      ------------  ------------
COST OF SALES
Infomercial products                      129,497       140,360
Trademarks                                      -       300,000
                                      ------------  ------------
                                          129,497       440,360
                                      ------------  ------------
GROSS PROFIT                              192,592       598,458
                                      ------------  ------------

OPERATING EXPENSES:
  Depreciation                              4,687         4,687
  General and administrative              115,746        99,549
  Selling and marketing                    84,899       211,242
  Rent                                      5,076         6,193
                                      ------------  ------------
    Total operating expenses              210,408       321,671
                                      ------------  ------------

OPERATING INCOME (LOSS)                   (17,816)      276,787
                                      ------------  ------------

OTHER EXPENSES:
  Interest expense                            616         2,081
                                      ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES         (18,432)      274,706

INCOME TAXES
  Income tax expense                            -        93,400
  Tax benefit of net operating loss
  carry forward                                 -       (93,400)
                                      ------------  ------------

INCOME TAXES                                    -             -
                                      ------------  ------------

NET INCOME (LOSS)                     $   (18,432)  $   274,706
                                      ============  ============

BASIC INCOME (LOSS) PER SHARE         $     (0.00)  $      0.03
                                      ============  ============

DILUTED INCOME (LOSS) PER SHARE       $     (0.00)  $      0.03
                                      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

                                      Common Stock
                                    $0.001 par value       Additional
                               -------------------------    Paid-In      Accumulated
                                 Shares        Amount       Capital        Deficit                     Totals
                               -----------  ------------  ------------  -------------               -------------
Balances, January 1, 2005       10,635,188  $        536  $    346,405  $ (1,693,981)               $ (1,347,040)

Stock-based compensation                 -             -        29,880             -                      29,880

Amortization of deferred
  compensation under non-
  qualified stock option plan            -             -        16,000             -                      16,000

Net income                               -             -             -       407,867                     407,867
                               ----------------------------------------------------------------------------------

Balances, December 31, 2005     10,635,188           536       392,285    (1,286,114)                   (893,293)

Issuance of common stock             8,000             8         3,992                                     4,000



Net loss                                 -             -             -       (18,432)                    (18,432)
                               ----------------------------------------------------------------------------------

Balances, March 31, 2006        10,643,188  $        544  $    396,277  $ (1,304,546)               $   (907,725)
                               ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                 2006          2005
                                                             ------------  ------------
                                                             (unaudited)   (unaudited)
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   (18,432)  $   274,706
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                 4,687         4,687
      Decrease in accounts receivable                            175,603       153,047
      Decrease (increase) in inventory                           (27,635)       20,981
      Increase in prepaid expenses                               (46,551)            -
      Increase in accounts payable and accrued liabilities       144,433       135,268
                                                             ------------  ------------
        Net cash provided by operating activities                232,105       588,689
                                                             ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                  -             -
                                                             ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                  163,627        34,253
  Payments to related parties                                   (161,778)      (90,559)
  Proceeds from issuance of common stock                           4,000             -
                                                             ------------  ------------
    Net cash provided by (used in) financing activities            5,849       (56,306)
                                                             ------------  ------------

NET INCREASE IN CASH                                             237,954       532,383

CASH, beginning of the period                                     21,050        95,191
                                                             ------------  ------------

CASH, end of period                                          $   259,004   $   627,574
                                                             ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                      $       616   $     2,081
                                                             ============  ============
  Income taxes paid                                          $         -   $         -
                                                             ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                     Page 7
                    INTERNATIONAL COMMERCIAL TELEVISION INC.

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

Depreciation expense amounted to $4,687 and $4,687 for the three months ended March 31, 2006 and 2005, respectively.

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

Shipping  and  handling
-----------------------

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $12,580 and nil for March 31, 2006 and 2005, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $5,260 and $8,270 for March 31, 2006 and 2005, respectively.

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

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2006:

                                           Number of Shares                   Weighted
                               ------------------------------------------     Average
                                                 Non-                         Exercise
                                 Employee      Employee        Totals          Price
                               ------------  -------------  -------------  -------------
Balance, January 1, 2005                  -     1,049,000      1,049,000   $        0.49
  Granted on November 8, 2005             -       160,000        160,000   $        0.36
  Exercised during the year               -             -              -   $        0.00
  Cancelled during the year               -             -              -   $        0.00
                               ------------  -------------  -------------

Balance, December 31, 2005                -     1,209,000      1,209,000   $        0.47

  Cancelled during the period             -       (40,000)       (40,000)  $        2.00
  Exercised during the period             -        (8,000)        (8,000)  $        0.50
                               ------------  -------------  -------------

Balance, March 31, 2006                   -     1,161,000      1,161,000   $        0.43
                               ============  =============  =============

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

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months ended March 31:

                                                                   2006       2005
                                                                 ---------  --------
Net income (loss) as reported                                    $(18,432)  $274,706
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects          -          -
                                                                 ---------  --------

Pro forma net income (loss)                                      $(18,432)  $274,706
                                                                 =========  ========

Earnings (loss) per share:
  Basic - as reported                                            $  (0.00)  $   0.03
                                                                 =========  ========
  Basic - pro forma                                              $  (0.00)  $   0.03
                                                                 =========  ========

  Diluted - as reported                                          $  (0.00)  $   0.03
                                                                 =========  ========
  Diluted - pro forma                                            $  (0.00)  $   0.03
                                                                 =========  ========

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

Change in Accounting Method
---------------------------

In 2003, a gain of $148,483 was recorded in connection with the amount of accrued interest forgiven on the note payable to the BB Trust. However, as contemplated by footnote 1 to paragraph 20 of APB 26, we have determined that this forgiveness of interest represents the extinguishment of a liability between related entities. Thus we are revising our accounting treatment to characterize the forgiveness of interest as a capital transaction, and have made the appropriate adjustment to "Paid in Capital" and "Accumulated Deficit".

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Derma  Wand(TM) (continued)
---------------------------
On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a Derma Wand(TM) infomercial. On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The initial term of the agreement was five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

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

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above. In consideration for surrendering its rights to advertise, promote, market, sell or otherwise distribute TwinTechTM the Company received $800,000 from COC. From these funds, the Company has agreed to repay Real to Reel's production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

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

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month. The term of the lease is three years commencing January 1, 2006 and ending December 31, 2008.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                  (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $463,377 as of March 31, 2006. Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

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

The  computations  for  basic  and  diluted  loss  per  share  are  as  follows:

                                                Loss         Shares       Per Share
For the three months ended March 31, 2006:  (Numerator)   (Denominator)    Amount
------------------------------------------  ------------  -------------  -----------
Basic and diluted loss per share
--------------------------------

Loss available to common shareholders       $   (18,432)     10,643,188  $    (0.00)
                                            ============  =============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 7 - BASIC AND DILUTED LOSS PER SHARE (CONTINUED)

                                                Loss         Shares      Per Share
For the three months ended March 31, 2005:  (Numerator)   (Denominator)    Amount
------------------------------------------  ------------  -------------  ----------
Basic earnings per share
------------------------

Income available to common shareholders     $    274,706     10,635,188  $     0.03
                                            ============  =============  ==========

Diluted earnings per share
--------------------------

Income available to common shareholders     $    274,706     10,844,875  $     0.03
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

Information with respect to the Company's operating loss by geographic area is as follows:

                               For the three months ended March 31, 2006        For the three months ended March 31, 2005
                          -------------------------------------------------  ----------------------------------------------
                             Domestic       International       Totals          Domestic     International       Totals
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
NET SALES
Infomercial products      $      115,534   $      206,555   $      322,089   $            -  $      238,818  $      238,818
Trademarks                             -                -                -          800,000               -         800,000
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
                                 115,534          206,555          322,089          800,000         238,818       1,038,818
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
COST OF SALES
Infomercial products               7,261          122,236          129,497                -         140,360         140,360
Trademarks                             -                -                -          300,000               -         300,000
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
                                   7,261          122,236          129,497          300,000         140,360         440,360
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
Gross profit                     108,273           84,319          192,592          500,000          98,458         598,458
                          ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating expenses:
  Depreciation                     1,682            3,005            4,687            3,610           1,077           4,687
  General and                     41,458           74,289          115,747           76,663          22,886          99,549
    administrative
  Selling and marketing           73,511           11,387           84,898          162,679          48,563         211,242
  Rent                             1,822            3,254            5,076            4,769           1,424           6,193
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
Total operating expense          118,473           91,935          210,408          247,721          73,950         321,671
                          ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating income (loss)   $      (10,200)  $       (7,616)  $      (17,816)  $      252,279  $       24,508  $      276,787
                          ===============  ===============  ===============  ==============  ==============  ==============

NOTE 10 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. The Company generated negative cash flows from operating activities during the past fiscal year, and for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $328,000 and an accumulated deficit of approximately $ 1,304,000 as of March 31, 2006. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current working capital deficiency, and continue to generate profitable operations as it did for the year ended December 31, 2005.

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

Gross  Margin

Gross margin percentage increased to approximately 60% for the quarter ended March 31, 2006, compared to approximately 58% for the quarter ended March 31, 2005. The increase in gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended March 31, 2006, we received gross margins of approximately $193,000 for Derma Wand , whereas in the quarter ended March 31, 2005, we received gross margins of $98,000 for Derma Wand and $500,000 for sale of the rights and infomercial associated with TwinTech.

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

Apart from the past fiscal year ended December 31, 2005, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $328,000 and an accumulated deficit of approximately $1,304,000 as of March 31, 2006. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
                                   Registrant


Date:  March 8, 2007    By:     /s/ Kelvin Claney
                             ---------------------
                        Name: Kelvin Claney
                        Title: Chief Executive Officer


Date:  March 8, 2007    By:     /s/ Karl Redekopp
                             ---------------------
                        Name: Karl Redekopp
                        Title: Chief Financial Officer