Form 10QSB/A
period 2006-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-03-12
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                 AMENDMENT NO.1
MARK ONE

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
                                                               ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:

  Common stock, $0.001 par value, 100,000,000
  shares authorized, 10,693,188 issued and
  outstanding as of  June 30, 2006                                     594
  Additional paid-in-capital                                       456,728
  Accumulated deficit                                           (1,525,397)
                                                               ------------
    Total deficiency in assets                                  (1,068,075)
                                                               ------------

      Total liabilities and deficiency in assets               $   389,254
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

                           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                  (Unaudited)
                                                   ---------

                                              For the three months ended         For the six months ended
                                            --------------------------------  --------------------------------
                                             June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                            ---------------  ---------------  ---------------  ---------------
NET SALES
Infomercial products                        $      180,484   $      418,116   $      502,573   $      656,934
Trademarks                                               -                -                -          800,000
                                            ---------------  ---------------  ---------------  ---------------
                                                   180,484          418,116          502,573        1,456,934
                                            ---------------  ---------------  ---------------  ---------------
COST OF SALES
Infomercial products                        $      144,447   $      179,766   $      273,944   $      320,126
Trademarks                                               -                -                -          300,000
                                            ---------------  ---------------  ---------------  ---------------
                                                   144,447          179,766          273,944          620,126
                                            ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                        36,037          238,350          228,629          836,808
                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                                       2,173            4,687            6,860            9,374
  General and administrative                       192,972          145,810          308,718          245,359
  Selling and marketing                             56,464            4,033          141,363          215,275
  Rent                                               4,083            5,722            9,159           11,915
                                            ---------------  ---------------  ---------------  ---------------
    Total operating expenses                       255,692          160,252          466,100          481,923
                                            ---------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                           (219,655)          78,098         (237,471)         354,885

INTEREST EXPENSE:
  Interest expense                                   1,196            1,007            1,812            3,088
                                            ---------------  ---------------  ---------------  ---------------
    Total interest expense                           1,196            1,007            1,812            3,088
                                            ---------------  ---------------  ---------------  ---------------


INCOME (LOSS) BEFORE INCOME TAXES                 (220,851)          77,091         (239,283)         351,797

INCOME TAXES
  Income tax expense                                     -           26,211                -          119,611
  Tax benefit of net operating loss
  carry forward                                          -          (26,211)               -         (119,611)
                                            ---------------  ---------------  ---------------  ---------------

INCOME TAXES                                             -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                           $     (220,851)  $       77,091   $     (239,283)  $      351,797
                                            ===============  ===============  ===============  ===============


BASIC NET INCOME (LOSS) PER SHARE           $        (0.02)  $         0.01   $        (0.02)  $          .03
                                            ===============  ===============  ===============  ===============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $        (0.02)  $         0.01   $        (0.02)  $          .03
                                            ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                   INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

                                              Common Stock
                                            $0.001 par value              Additional
                                    ----------------------------------      Paid-In         Accumulated
                                         Shares            Amount           Capital            Deficit            Totals
                                    ----------------  ----------------  ----------------  -----------------  -----------------
Balances, January 1, 2005                 10,635,188  $            536  $        346,405  $     (1,693,981)  $     (1,347,040)

Stock-based compensation                           -                 -            29,880                 -             29,880

Amortization of deferred qualified
  compensation under non-
  stock option plan                                -                 -            16,000                 -             16,000

Net income                                         -                 -                 -           407,867            407,867
                                    ------------------------------------------------------------------------------------------
Balances, December 31, 2005               10,635,188               536           392,285        (1,286,114)          (893,293)

Issuance of common stock                      58,000                58            56,443                               56,501

Amortization of deferred
  compensation under non-qualified
  stock option plan                                                                8,000                                8,000

Net loss                                           -                 -                 -          (239,283)          (239,283)
                                    ------------------------------------------------------------------------------------------

Balances, June 30, 2006                   10,693,188  $            594  $        456,728  $     (1,525,397)  $     (1,068,075)
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

              INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                     (Unaudited)
                                      ---------

                                                                 June 30,    June 30,
                                                                   2006        2005
                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $(239,283)  $ 351,797
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                  6,860       9,374
      Amortization of deferred compensation under nonqualified
        stock option plan                                           8,000       8,000
      Expenses paid through issuance of common stock               52,500           -
      Decrease (increase) in accounts receivable                  285,168      (8,491)
      Decrease (increase) in inventory                            (46,672)     30,618
      Decrease (increase) in prepaid expenses                     (26,898)      5,000
      Increase (decrease) in accounts payable and accrued
        liabilities                                                 7,565    (378,647)
                                                                ----------  ----------
          Net cash (used in) provided by operating activities      47,240      17,651
                                                                ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                              (9,302)          -
                                                                ----------  ----------
      Net cash used in financing activities                        (9,302)          -
                                                                ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                        4,000           -
  Advances from related parties                                   202,928           -
  Payments to related parties                                    (204,966)    (49,045)
                                                                ----------  ----------
      Net cash provided by (used in) financing activities           1,962     (49,045)
                                                                ----------  ----------

NET INCREASE (DECREASE) IN CASH                                    39,900     (31,394)

CASH, beginning of the period                                      21,050      95,191
                                                                ----------  ----------

CASH, end of period                                             $  60,950   $  63,797
                                                                ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
  Interest paid                                                 $   1,812   $   3,088
                                                                ==========  ==========
  Income taxes paid                                             $       -   $       -
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

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of The Better Block Trust ("BBT"), which owned or controlled all of the equity interest in Windowshoppc.com Limited ("WSL"), R.J.M. Ventures Limited ("RJML") and Better Blocks International Limited ("BBIL"). Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL. The purchase price under the agreement was 8,000,000 shares of the Company's common stock and a $590,723 promissory note. In 2003, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this. The gain of $148,483 was capitalized to additional paid in capital in connection with the amount of accrued interest forgiven on the note The option exercise price is the issuance of an additional 500,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as an acquisition of ICTV by WSL and RJML and as a recapitalization of WSL and RJML.

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

Shipping  and  handling
-----------------------

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $16,815 and nil for the six months ended June 30, 2006 and 2005, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $14,390 and $8,445 for the six months ended June 30, 2006 and 2005, respectively.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2006 and year ended December 31, 2005:

                                      Number of Shares           Weighted
                               --------------------------------   Average
                                            Non-                 Exercise
                               Employee   Employee     Totals      Price
                               --------  ----------  ----------  ---------
Balance, January 1, 2005              -  1,049,000   1,049,000   $    0.49
  Granted on November 8, 2005         -    160,000     160,000   $    0.36
  Exercised during the year           -          -           -   $    0.00
  Cancelled during the year           -          -           -   $    0.00
                               --------  ----------  ----------

Balance, December 31, 2005            -  1,209,000   1,209,000   $    0.47

  Cancelled during the period         -    (40,000)    (40,000)  $    2.00
  Exercised during the period         -     (8,000)     (8,000)  $    0.50
                               --------  ----------  ----------

Balance, June 30, 2006                -  1,161,000   1,161,000   $    0.43
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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

For  the  six  months  ended  June  30:

                                                  2006       2005
                                               ----------  --------
Net income (loss) as reported                  $(239,283)  $351,797
Deduct:
  Total stock based employee compensation
  determined under fair value method for all
  awards, net of related tax effects                   -          -
                                               ----------  --------

Pro forma net income (loss)                    $(239,283)  $351,797
                                               ==========  ========

Earnings (loss) per share:
    Basic - as reported                        $   (0.02)  $   0.03
                                               ==========  ========
    Basic - pro forma                          $   (0.02)  $   0.03
                                               ==========  ========

    Diluted - as reported                      $   (0.02)  $   0.03
                                               ==========  ========
    Diluted - pro forma                        $   (0.02)  $   0.03
                                               ==========  ========

For  the  three  months  ended  June  30:

                                                  2006      2005
                                               ----------  -------
Net income (loss) as reported                  $(220,851)  $77,091
Deduct:
  Total stock based employee compensation
  determined under fair value method for all
  awards, net of related tax effects                   -         -
                                               ----------  -------

Pro forma net income (loss)                    $(220,851)  $77,091
                                               ==========  =======

Earnings (loss) per share:
    Basic - as reported                        $   (0.02)  $  0.01
                                               ==========  =======
    Basic - pro forma                          $   (0.02)  $  0.01
                                               ==========  =======

    Diluted - as reported                      $   (0.02)  $  0.01
                                               ==========  =======
    Diluted - pro forma                        $   (0.02)  $  0.01
                                               ==========  =======

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

Change  in  Accounting  Method
------------------------------

In 2003, a gain of $148,483 was recorded in connection with the amount of accrued interest forgiven on the note payable to the BB Trust. However, as contemplated by footnote. 1 to paragraph 20 of APB 26, we have determined that this forgiveness of interest represents the extinguishment of a liability between related entities. Thus we are revising our accounting treatment to characterize the forgiveness of interest as a capital transaction, and have made the appropriate adjustment to "Paid in Capital" and "Accumulated Deficit".

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Bondzalot
---------

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products ("Products"). The individual has granted the exclusive right to market through all forms of distribution a product to be known as Bondzalot(TM) in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom. In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long-form infomercial ("Program") and pay a royalty on a per unit basis at a price to be determined. The Company agrees to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted (December 15, 2002), to retain the exclusive rights; otherwise the license shall revert to a non-exclusive license. The initial term of the agreement is five years starting July 8, 2002. The agreement automatically and continually renews for successive additional five-year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice. The Company produced and tested the Program. As the results were poor, the Company did not purchase the minimum commitment to retain exclusive rights. Management plans to edit the Program with the intention of marketing the Products internationally.

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

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $459,488 as of June 30, 2006. Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  7  -  BASIC  AND  DILUTED  LOSS  PER  SHARE  (CONTINUED)


The  computations  for  basic  and  diluted  loss  per  share  are  as  follows:

                                               Loss         Shares       Per Share
For the six months ended June 30, 2006:    (Numerator)   (Denominator)    Amount
---------------------------------------    ------------  -------------  -----------
Basic loss per share
--------------------

Loss available to common shareholders      $  (239,283)     10,693,188  $    (0.02)
                                           ============  =============  ===========

Diluted earnings per share
--------------------------

Loss available to common shareholders      $  (239,283)     10,693,188  $    (0.02)
                                           ============  =============  ===========


                                             Income        Shares        Per Share
For the six months ended June 30, 2005:    (Numerator)   (Denominator)    Amount
---------------------------------------    ------------  -------------  -----------

Basic earnings per share
------------------------

Income available to common shareholders    $   351,797      10,635,188  $     0.03
                                           ============  =============  ===========

Diluted earnings per share
--------------------------

Income available to common shareholders    $   351,797      10,754,770  $     0.03
                                           ============  =============  ===========


                                              Loss          Shares       Per Share
For the three months ended June 30, 2006:  (Numerator)   (Denominator)    Amount
----------------------------------------   ------------  -------------  -----------

Basic earnings per share
------------------------

Loss available to common shareholders      $  (220,851)     10,693,188  $    (0.02)
                                           ============  =============  ===========

Diluted earnings per share
--------------------------

Loss available to common shareholders      $  (220,851)     10,693,188  $    (0.02)
                                           ============  =============  ===========


                                             Income         Shares       Per Share
For the three months ended June 30, 2005:  (Numerator)   (Denominator)    Amount
----------------------------------------   ------------  -------------  -----------

Basic loss per share
--------------------

Income available to common shareholders    $    77,091      10,635,188  $     0.01
                                           ============  =============  ===========

Diluted loss per share
----------------------

Income available to common shareholders    $    77,091      10,751,282  $     0.01
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

                     INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating loss by geographic area is as follows:

                            For the six months ended June 30, 2006         For the six months ended June 30, 2005
                          ---------------------------------------------  ------------------------------------------
                            Domestic      International      Totals        Domestic    International      Totals
                          -------------  ---------------  -------------  ------------  --------------  ------------
NET SALES
Infomercial products      $    156,045   $      346,528   $    502,573   $          -  $      656,934  $    656,934
Trademarks                           -                -              -        800,000               -       800,000
                          -------------  ---------------  -------------  ------------  --------------  ------------
                               156,045          346,528        502,573        800,000         656,934     1,456,934
                          -------------  ---------------  -------------  ------------  --------------  ------------
COST OF SALES
Infomercial products      $     25,036   $      248,908   $    273,944   $          -  $      320,126  $    320,126
Trademarks                           -                -              -        300,000               -       300,000
                          -------------  ---------------  -------------  ------------  --------------  ------------
                                25,036          248,908        273,944        300,000         320,126       620,126
                          -------------  ---------------  -------------  ------------  --------------  ------------
Gross profit                   131,009           97,620        228,629        500,000         336,808       836,808
                          -------------  ---------------  -------------  ------------  --------------  ------------

Operating expenses:
  Depreciation                   2,131            4,729          6,860          5,147           4,227         9,374
  General and
    administrative              96,259          212,459        308,718        134,726         110,633       245,359
  Selling and marketing        116,002           25,361        141,363        118,207          97,068       215,275
  Rent                           2,845            6,314          9,159          6,542           5,373        11,915
                          -------------  ---------------  -------------  ------------  --------------  ------------
Total operating expense        217,237          248,863        466,100        264,622         217,301       481,923
                          -------------  ---------------  -------------  ------------  --------------  ------------

Operating income (loss)   $    (86,228)  $     (151,243)  $   (237,471)  $    235,378  $      119,507  $    354,885
                          =============  ===============  =============  ============  ==============  ============

                             For the three months ended June 30, 2006          For the three months ended June 30, 2005
                          -----------------------------------------------    ----------------------------------------------
                             Domestic       International       Totals          Domestic     International       Totals
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
NET SALES
Infomercial products      $       40,511   $      139,973   $      180,484   $            -  $      418,116  $      418,116
Trademarks                             -                -                -                -               -               -
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
                                  40,511          139,973          180,484                -         418,116         418,116
                          ---------------  ---------------  ---------------  --------------  --------------  --------------

COST OF SALES
Infomercial products      $       17,775   $      126,672   $      144,447   $            -  $      179,766  $      179,766
Trademarks                             -                -                -                -               -               -
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
                                  17,775          126,672          144,447                -         179,766         179,766
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
Gross profit                      22,736           13,301           36,037                -         238,350         238,350
                          ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating expenses:
  Depreciation                       449            1,724            2,173                -           4,687           4,687
  General and
    administrative                54,803          138,169          192,972                -         145,810         145,810
  Selling and marketing           42,491           13,973           56,464                -           4,033           4,033
  Rent                             1,023            3,060            4,083                -           5,722           5,722
                          ---------------  ---------------  ---------------  --------------  --------------  --------------
Total operating expense           98,766          156,926          255,692                -         160,252         160,252
                          ---------------  ---------------  ---------------  --------------  --------------  --------------

Operating income (loss)   $      (76,030)  $     (143,625)  $     (219,655)  $            -  $       78,098  $       78,098
                          ===============  ===============  ===============  ==============  ==============  ==============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE  10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company generated positive cash flows from operating activities during the past two quarters, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $495,000 and an accumulated deficit of approximately $1,525,000 as of June 30, 2006. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

Revenues

Our revenues decreased to approximately $180,500 for the quarter ended June 30, 2006, down from approximately $419,000 recorded during the comparative quarter in 2005, a 57% decrease. In June 2006, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international infomercial operators and is also beginning to sell very well in the United States. Our company resources are very limited at this time so it was decided to concentrate these resources on marketing and selling our most popular product. All revenues recorded during the quarter ended June 30, 2006 were generated by our own products, as was the case during the comparative period in 2005.

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

Net  Income

Apart from the past fiscal year ended December 31, 2005, we have not achieved profitability on a consistent or annualized basis. Our net loss of $221,000 for the quarter ended June 30, 2006, follows up a first quarter 2006 net loss of approximately $18,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2006, we had approximately $61,000 in cash on the books, compared to approximately $21,000 at December 31, 2005. We experienced positive cash flow from operations of approximately $47,200 in the second quarter of 2006 compared to a positive cash flow from operations of approximately $17,600 for the same period in 2005. The positive cash flow from operations was a combination of net loss, a decrease to accounts receivable, an increase in inventories, an increase in payables and accrued liabilities and the issuance of 50,000 shares for consulting fees.

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

Apart from the past fiscal year, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, the Company has a working capital deficiency of approximately $495,000 and an accumulated deficit of approximately $1,525,000 as of June 30, 2006. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

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

PART  II  -  OTHER  INFORMATION
-------------------------------


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

                              INTERNATIONAL COMMERCIAL TELEVISION INC.
                              ----------------------------------------
                              Registrant


Date: March 8, 2007           By:     /s/ Kelvin Claney
                                  -----------------------------
                              Name:  Kelvin Claney
                              Title: Chief Executive Officer


Date: March 8, 2007           By:     /s/ Karl Redekopp
                                  -----------------------------
                              Name:  Karl Redekopp
                              Title: Chief Financial Officer