Form 10QSB/A
period 2006-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-03-12
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
MARK ONE

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
                                                               ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:
  Common stock, $0.001 par value, 100,000,000
  shares authorized, 10,693,188 issued and
  outstanding as of  September 30, 2006                                   594
  Additional paid-in-capital                                          456,728
  Accumulated deficit                                              (1,334,657)
                                                               ---------------
    Total  deficiency in assets                                      (877,335)
                                                               ---------------

      Total  liabilities and deficiency in assets              $    1,124,098
                                                               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                  (Unaudited)
                                                   ---------

                                                For the three months ended        For the nine months ended
                                            --------------------------------  --------------------------------
                                             September 30,    September 30,    September 30,    September 30,
                                                 2006             2005             2006             2005
                                            ---------------  ---------------  ---------------  ---------------
NET SALES
Infomercial products                        $    1,035,466   $      419,223   $    1,538,039   $    1,076,157
Trademarks                                               -                -                -          800,000
                                            ---------------  ---------------  ---------------  ---------------
                                                 1,035,466          419,223        1,538,039        1,876,157
                                            ---------------  ---------------  ---------------  ---------------
COST OF SALES
Infomercial products                        $      244,074   $      203,431   $      518,018   $      523,557
Trademarks                                               -                -                -          300,000
                                            ---------------  ---------------  ---------------  ---------------
                                                   244,074          203,431          518,018          823,557
                                            ---------------  ---------------  ---------------  ---------------

GROSS PROFT                                        791,392          215,792        1,020,021        1,052,600
                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                                       2,173            4,686            9,033           14,060
  General and administrative                       142,743          118,500          451,462          363,859
  Selling and marketing                            447,824           31,416          589,188          246,691
  Rent                                               6,643            5,735           15,801           17,650
                                            ---------------  ---------------  ---------------  ---------------
    Total operating expenses                       599,383          160,337        1,065,484          642,260
                                            ---------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                            192,009           55,455          (45,463)         410,340

INTEREST EXPENSE:
  Interest expense                                   1,268              323            3,080            3,411
                                            ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                  190,741           55,132          (48,543)         406,929
                                            ---------------  ---------------  ---------------  ---------------

INCOME TAXES
  Income tax expense                                64,852           18,745                -          138,356
  Tax benefit of net operating loss
  carry forward                                    (64,852)         (18,745)               -         (138,356)
                                            ---------------  ---------------  ---------------  ---------------

INCOME TAXES                                             -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                           $      190,741   $       55,132   $      (48,543)  $      406,929
                                            ===============  ===============  ===============  ===============

BASIC NET INCOME (LOSS) PER
SHARE                                       $         0.02   $         0.01   $        (0.00)  $         0.04
                                            ===============  ===============  ===============  ===============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $         0.02   $         0.01   $        (0.00)  $         0.04
                                            ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

                                           Common Stock
                                         $0.001 par value       Additional    Accumulated
                                    -------------------------     Paid-In     Accumulated    Deficiency in
                                      Shares        Amount        Capital       Deficit         Assets
                                    -----------  ------------  ------------  -------------  ---------------
Balances, January 1, 2005            10,635,188  $        536  $    346,405  $ (1,693,981)  $   (1,347,040)

Stock-based compensation                      -             -        29,880             -           29,880

Amortization of deferred
  compensation under non
  qualified stock option plan                 -             -        16,000             -           16,000

Net income                                    -             -             -       407,867          407,867
                                    -----------------------------------------------------------------------

Balances, December 31, 2005          10,635,188           536       392,285    (1,286,114)        (893,293)

Issuance of common stock                 58,000            58        56,443                         56,501

Amortization of deferred
  compensation under non-qualified
  stock option plan                                                   8,000                          8,000

Net loss                                      -             -             -       (48,543)         (48,543)
                                    -----------------------------------------------------------------------

Balances, September 30, 2006         10,693,188  $        594  $    456,728  $ (1,334,657)  $     (877,335)
                                    =======================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                           (Unaudited)
                                            ----------

                                                                  September 30,    September 30,
                                                                      2006             2005
                                                                 ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $      (48,543)  $      406,929
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                        9,033           14,060
      Amortization of deferred compensation under nonqualified
        stock option plan                                                 8,000            8,000
      Expenses paid through issuance of common stock                     52,500                -
  Change in assets and liabilities:
      Increase in accounts receivable                                  (390,874)         (68,118)
      (Increase) decrease  in inventory                                (170,328)          33,406
      Increase in prepaid expenses                                      (16,017)         (10,485)
      Increase (decrease) in accounts payable and accrued
        liabilities                                                     546,704          (99,347)
                                                                 ---------------  ---------------
          Net cash (used in) provided by operating activities            (9,525)         284,445
                                                                 ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                    (9,302)               -
                                                                 ---------------  ---------------
      Net cash used in financing activities                              (9,302)               -
                                                                 ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                              4,000                -
  Advances from related parties                                         236,546           97,163
  Payments to related parties                                          (233,619)        (378,799)
                                                                 ---------------  ---------------
      Net cash provided by (used in) financing activities                 6,927         (281,636)
                                                                 ---------------  ---------------

NET (DECREASE) INCREASE IN CASH                                         (11,900)           2,809

CASH, beginning of the period                                            21,050           95,191
                                                                 ---------------  ---------------

CASH, end of period                                              $        9,150   $       98,000
                                                                 ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
  Interest paid                                                  $        3,080   $        3,411
                                                                 ===============  ===============
  Income taxes paid                                              $            -   $            -
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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Strategic Media Marketing Corp. ("SMM") was incorporated in the Province of British Columbia on February 11, 2003, and has a December 31 fiscal year-end.

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

Shipping and handling
---------------------
Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $126,700 and nil for the nine months ended September 30, 2006 and 2005, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $62,174 and $13,400 for the nine months ended September 30, 2006 and 2005, respectively.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock  options  (continued)
---------------------------

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2006:

                                                                             Weighted
                                          Number of Shares                   Average
                                                 Non-                        Exercise
                                 Employee      Employee        Totals         Price
                               ------------  -------------  -------------  -------------
Balance, January 1, 2005                  -     1,049,000      1,049,000   $        0.49
  Granted on November 8, 2005             -       160,000        160,000   $        0.36
  Exercised during the year               -             -              -   $        0.00
  Cancelled during the year               -             -              -   $        0.00
                               ------------  -------------  -------------

Balance, December 31, 2005                -     1,209,000      1,209,000   $        0.47

  Cancelled during the period             -       (40,000)       (40,000)  $        2.00
  Exercised during the period             -        (8,000)        (8,000)  $        0.50
                               ------------  -------------  -------------

Balance, September 30, 2006               -     1,161,000      1,161,000   $        0.43
                               ============  =============  =============

During the period ended September 30, 2006 and 2005, there were no options granted. Of the stock options currently outstanding, 908,000 options are currently exercisable at a weighted average exercise price of $0.43. These options expire at dates ranging between December 31, 2007 and September 28, 2011.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Method  of  Presentation
------------------------

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

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $464,454 as of September 30, 2006. Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

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

NOTE 6 - CAPITAL TRANSACTIONS

During the nine months ended September 30, 2006, 8,000 options were exercised at $0.50 per share, for a total of $4,000. 50,000 shares were also issued from treasury as compensation for services rendered by a consultant; the registered shares were valued at $1.05 per share, the market value of the shares on the date of the transaction.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE 7 - BASIC AND DILUTED LOSS PER SHARE (CONTINUED)

The  computations  for  basic  and  fully diluted loss per share are as follows:

                                                       Loss         Shares       Per Share
For the nine months ended September 30, 2006:      (Numerator)   (Denominator)    Amount
-------------------------------------------------  ------------  -------------  -----------
Basic loss per share
--------------------

Loss available to common shareholders              $   (48,543)     10,693,188  $    (0.00)
                                                   ============  =============  ===========

Diluted loss per share
----------------------

Loss available to common shareholders              $   (48,543)     10,975,988  $    (0.00)
                                                   ============  =============  ===========


                                                      Income        Shares       Per Share
For the nine months ended September 30, 2005:       (Numerator)  (Denominator)    Amount
-------------------------------------------------  ------------  -------------  -----------

Basic earnings per share
------------------------

Income available to common shareholders            $   406,929      10,635,188  $     0.04
                                                   ============  =============  ===========

Diluted earnings per share
--------------------------

Income available to common shareholders            $   406,929      10,724,698  $     0.04
                                                   ============  =============  ===========


                                                      Income        Shares       Per Share
For the three months ended September 30, 2006:      (Numerator)  (Denominator)    Amount
-------------------------------------------------  ------------  -------------  -----------

Basic earnings per share
------------------------

Income available to common shareholders            $   190,741      10,693,188  $     0.02
                                                   ============  =============  ===========

Diluted earnings per share
--------------------------

Income available to common shareholders            $   190,741      10,934,069  $     0.02
                                                   ============  =============  ===========


                                                       Income        Shares      Per Share
For the three months ended September 30, 2005:      (Numerator)  (Denominator)    Amount
-------------------------------------------------  ------------  -------------  -----------

Basic earnings per share
------------------------

Income available to common shareholders            $    55,132      10,635,188  $     0.01
                                                   ============  =============  ===========

Diluted earnings per share
--------------------------

Income available to common shareholders            $    55,132      10,645,021  $     0.01
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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

NOTE 9 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating income (loss) by geographic area is as follows:

                              For the nine months ended September 30, 2006       For the nine months ended September 30, 2005
                          ---------------------------------------------------  -------------------------------------------------
                              Domestic       International        Totals          Domestic       International       Totals
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------
NET SALES
Infomercial products      $       833,091   $       704,948  $     1,538,039   $             -  $     1,076,157  $     1,076,157
Trademarks                              -                 -                -           800,000                -          800,000
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------
                                  833,091           704,948        1,538,039           800,000        1,076,157        1,876,157
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------
COST OF SALES
Infomercial products      $        79,484   $       438,534  $       518,018   $             -  $       523,557  $       523,557
Trademarks                              -                 -                -           300,000                -          300,000
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------
                                   79,484           438,534          518,018           300,000          523,557          823,557
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------
Gross profit                      753,607           266,414        1,020,021           500,000          552,600        1,052,600
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------

Operating expenses:
  Depreciation                      4,893             4,140            9,033             5,995            8,065           14,060
  General and                     235,978           215,484          451,462           155,151          208,708          363,859
    administrative
  Selling and marketing           563,824            25,364          589,188           105,190          141,501          246,691
  Rent                              8,560             7,241           15,801             7,526           10,124           17,650
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------
Total operating expense           813,255           252,229        1,065,484           273,862          368,398          642,260
                          ----------------  ---------------  ----------------  ---------------  ---------------  ---------------

Operating income (loss)   $       (59,648)  $        14,185  $       (45,463)  $       226,138  $       184,202  $       410,340
                          ================  ===============  ================  ===============  ===============  ===============

                            For the three months ended September 30, 2006      For the three months ended September 30, 2005
                          -------------------------------------------------  -------------------------------------------------
                             Domestic       International       Totals          Domestic       International       Totals
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
NET SALES
Infomercial products      $       677,046  $       358,420  $     1,035,466  $             -  $       419,223  $       419,223
Trademarks                              -                -                -                -                -                -
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
                                  677,046          358,420        1,035,466                -          419,223          419,223
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
COST OF SALES
Infomercial products      $        54,448  $       189,626  $       244,074  $             -  $       203,431  $       203,431
Trademarks                              -                -                -                -                -                -
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
                                   54,448          189,626          244,074                -          203,431          203,431
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
Gross profit                      622,598          168,794          791,392                -          215,792          215,792
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------

Operating expenses:
  Depreciation                      1,421              752            2,173                -            4,686            4,686
  General and                      93,333           49,410          142,743                -          118,500          118,500
    administrative
  Selling and marketing           429,911           17,913          447,824                -           31,416           31,416
  Rent                              4,344            2,299            6,643                -            5,735            5,735
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
Total operating expense           529,009           70,374          599,383                -          160,337          160,337
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------

Operating income (loss)   $        93,589  $        98,420  $       192,009  $             -  $        55,455  $        55,455
                          ===============  ===============  ===============  ===============  ===============  ===============

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE 10 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company has generated positive cash flows from operating activities in the past, the Company, for the most part, has experienced recurring losses from operations. In addition, the Company has a working capital deficiency of approximately $302,000 and an accumulated deficit of approximately $1,334,000 as of September 30, 2006. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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

Operating  Expenses

Total operating expenses increased to approximately $600,000 during the quarter ended September 30, 2006, from approximately $160,000 during the quarter ended September 30, 2005, up approximately $440,000, or 275%. This increase is attributed primarily to increased domestic sales of the Derma Wand and all of the associated media, production and fulfillment costs. General and administrative costs were $142,700 during the quarter ended September 30, 2006, as compared to $118,500 during the quarter ended September 30, 2005 (an increase of 20%) and selling and marketing costs were $447,000 during the quarter ended September 30, 2006, as compared to $31,400 during the quarter ended September
30,  2005  (an  increase  of  1324%).

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

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2006, we had approximately $9,000 in cash on the books, compared to approximately $21,000 at December 31, 2005. We experienced negative cash flow from operations of approximately $9,500 in the third quarter of 2006 compared to a positive cash flow from operations of approximately $284,000 for the same period in 2005. The negative cash flow from operations was a combination of net loss, an increase to accounts receivable, an increase in inventories and an increase in payables and accrued liabilities and the issuance of 50,000 shares for consulting fees.

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

Apart from the past fiscal year and the third quarter of the current fiscal year, we have experienced recurring losses from operations and have experienced negative cash flows from operating activities. In addition, we have a working capital deficiency of approximately $302,000 and an accumulated deficit of approximately $1,334,000 as of September 30, 2006. These recurring losses and our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors at December 31, 2005. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

ITEM  3.     CONTROLS  AND  PROCEDURES

Our Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e)

As of September 30, 2006, we carried out an evaluation, under the supervision and within the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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