Form 10KSB
period 2006-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-04-02
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                    _________________________________________
                                   FORM 10-KSB
(Mark  One)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
                 For the fiscal year ended   December 31, 2006
                                           ---------------------
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition Period from           to
                                                  ---------    ---------

                         Commission file number: 0-49638
                                                 -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
================================================================================
                 (Name of small business issuer in its charter)

                    Nevada                                76-0621102
   ----------------------------------------       ---------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

           10245 Sunrise Place NE
            Bainbridge Island, WA                           98110
   ----------------------------------------       ---------------------------
   (Address of principal executive offices)               (Zip Code)

                   Issuer's telephone number:  (206) 842-3729
                                               --------------

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

Issuer's  revenues  for  its  most  recent  fiscal  year:   $2,977,074
                                                          --------------

The aggregate market value of the common stock held by non-affiliates of the issuer on February 15, 2007, based on the average bid and asked price on that date, being $0.90, was approximately $3,000,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 29, 2007, the issuer had 10,693,188 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents  Incorporated  by  Reference:  None

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ]   No [X]

                              INTERNATIONAL COMMERCIAL TELEVISION INC.

                                              INDEX TO
                                    ANNUAL REPORT ON FORM 10-KSB
                                FOR THE YEAR ENDED DECEMBER 31, 2006

PART I                                                                                          PAGE
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .    13

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . .    13
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . .    14
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure    21
Item 8A   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
Item 8B   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . .    22
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
Item 11.  Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . .    24
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    26
Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . .    27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

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

Our international division has been our primary revenue source for the fiscal years ended December 31, 2006 and 2005. Almost 59% of our product sales for the year ended December 31, 2006, were generated from products sold internationally, as compared to 67% for the same period in 2005. In 2001 our focus shifted to the international market for several reasons. First, we perceived a high demand for infomercial products in the international market. Second, our management has relationships with several international infomercial operators, and we believed we could use those relationships to our advantage, especially when marketing our own products. Finally, many of our infomercials for our primary products are awaiting editing for either rollout or testing, and the funds required for production will come from additional financing or cash flow. During 2006, however, we began our domestic marketing campaign, with plans to devote more time and resources in developing our strategies to focus on the lucrative US market. Although we plan to continue to devote attention to and to expand our international operations, we expect the vast majority of our revenue in the future to come from domestic sales.

In addition to products that we own or have the exclusive license to market (which we refer to as "our products" or "our own products"), we act as the international distributor for products owned by third parties (which we refer to as "third-party products"). For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. In most instances, there are previously existing infomercials for the third-party products. For the year ended December 31,2006, we generated no revenue from third-party products as compared to 1 % for the year ended December 31, 2005.

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

The most comprehensive and current review of the direct response market is the Economic Impact analysis published by the Direct Marketing Association ('DMA') [September 2006 US Direct Marketing Today: Economic Impact, Direct Marketing Association].

Evidence of growing consumer acceptance of direct response is readily apparent from the DMA study of the US market:

     - Marketers in 2006 spent an estimated $165.4 billion for direct marketing promotions which will, in turn, generate an estimated $1.9 trillion in US sales

     - Direct marketing Return on Investment is high. For 2006 an investment of $1 in direct marketing returned $12.53 revenue on average.

     - Sales driven by direct marketing are projected to grow by 6.4% through 2009; by comparison, overall U.S. sales are projected to grow 4.8% in that same period.

     - Direct response television (DRTV) advertising has pulled down about $152.3 billion in sales in 2006

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

For the years ended December 31, 2006 and 2005, we generated approximately $1,640,000 and $1,500,000 in revenue from international sales of Derma Wand(TM) and $1,176,975 and $0 from domestic sales of Derma Wand(TM). The price consumers pay for Derma Wand(TM) varies from country to country, however, it generally ranges from approximately $100-$120.

The Derma Wand and associated DermaVital skin care products are long-term continuity products. The show has now begun airing in the U.S. market, and as we expected the corresponding Internet sales have increased.

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

BetterBlocks(TM)
------------

In April 2000 we acquired the exclusive, royalty-free worldwide license to manufacture market and distribute BetterBlocks(TM), a patented plastic toy building system, under the Share and Option Purchase Agreement with The Better Blocks Trust. Prior to our acquisition of BetterBlocks(TM) sales of BetterBlocks(TM) had been impressive, more than 5 billion individual blocks having been sold since the first short-form infomercial ran on Nickelodeon. BetterBlocks(TM) has been sold mainly through DRTV, mail order catalogues, retail and the television shopping channel QVC. In one 24-hour period on QVC $1.3 million worth of BetterBlocks(TM) were sold.

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

A new range of larger size Smart Stacks(TM) has just been completed and prototypes were shown to a large US home shopping channel who has indicated a willingness to sell them on their network subject to their approval of the final product. We had intended to re-edit the Smart Stacks(TM) infomercial, but elected to test the new configuration on a major US shopping channel beforehand. The results have confirmed our intention to re-edit the current show, however, increased product costs will require us to reconfigure the entire product offer.

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

THIRD-PARTY  PRODUCTS

We also have the rights to sell the following third-party products, both domestically and internationally: Ab Away, Aussie Nads, Cybersonic(TM), Mojave Sunglasses, Perfect Pancake and Sofabed. Our rights to these third-party products are in the form of informal licenses from the owners of the products to act as the international distributor. As the international distributor, we locate international infomercial operators to air the infomercials, and we receive either royalties from the sales of the products or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product. None of our total revenue for the year ended December 31, 2006 came from the sale of third-party products, compared to 1% for the year ended December 31, 2005.

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

For the year ended December 31, 2006, international product sales contributed to about 59% of our revenue as compared to 67% for the previous year. Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world. We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

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

CUSTOMER  SERVICE

We seek to provide our customers with quality customer service. We generally offer an unconditional 30-day money back return policy to purchasers of our products. Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product's profitability. We have not performed any such investigations because our return ratios have been acceptable, in the range of 11 to 17 percent.

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

During the past three years we entered into the following agreements in connection with Nail Dazzle (TM), SprintR, Bondzalot(TM) and IBIZ with the obligation to pay royalties as follows:

Nail  Dazzle  (TM)
------------

     - In April 2003, we sold certain trademarks, a domain name, copyrights, infomercials and inventory, all relating to Nail Dazzle(TM) to a retail distribution company (the "Purchaser"). All commi(TM)ents entered into by us in connection with Nail Dazzle(TM) have been transferred to and assumed by the Purchaser. In consideration for the sale, SHP has agreed to pay us a fixed percentage of royalty payments received from the Purchaser.

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


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

PROPERTIES

Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at a rate of $350 per month by Kelvin Claney, President of the Company. In addition, we rent an office in North Vancouver, British Columbia for our international operations, where we have entered into a three-year lease commencing January 1, 2006 for approximately $2,400 per month.

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

No matters were submitted to the Company's shareholders during the year ended December 31, 2006.


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

------------------------------------------------------------------
Quarter ended       High    Low     Quarter ended     High    Low
------------------  -----  -----  ------------------  -----  -----
                      $      $                          $      $
------------------  -----  -----  ------------------  -----  -----
December 31, 2006    1.00   0.94  December 31, 2005    0.73   0.68
------------------  -----  -----  ------------------  -----  -----
September 30, 2006   0.70   0.70  September 30, 2005   0.45   0.44
------------------  -----  -----  ------------------  -----  -----
June 30, 2006        0.75   0.60  June 30, 2005        0.31   0.31
------------------  -----  -----  ------------------  -----  -----
March 31, 2006       1.25   1.09  March 31, 2005       0.65   0.65
------------------------------------------------------------------

HOLDERS

As of March 29, 2007, there were 10,693,188 shares of common stock outstanding, held by approximately 317 shareholders of record.

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

During the year ended December 31, 2006, 8,000 options were exercised at $0.50 per share, for a total of $4,000. 50,000 shares were also issued from treasury as compensation for services rendered by a consultant; the shares were valued at $1.05 per share the market value of the shares on the date of the transaction.


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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the fiscal year ended December 31, 2006 with the fiscal year ended December 31, 2005.

Revenues

Net  sales  increased  to  approximately  $2,970,000  in 2006 from approximately
$2,415,000 in 2005, an increase of $555,000, or 23%. For our infomercial products, in 2006, we began our domestic marketing campaign in the U.S. while still maintaining our relationship with the international market. In 2006, 55% of our revenue came from our international sales compared to 100% in 2005, and 45% of our revenue were generated by our domestic sales as compared to nothing in 2005. The product that provided all of our revenue in 2006 was our own product, Derma Wand(TM) . 100% of net sales were generated by the sale of our own products in 2006, all of which was attributed to the Derma Wand(TM), as compared to 67% in 2005. The remaining 33% of net sales in 2005 was from the $800,000 US sale of Twin Tech(TM) and $117,000 US sales of third party products.

Derma Wand(TM) sales reached a new high in 2006 and with stronger acceptance both domestically and internationally; we expect sales to continue to grow in 2007.

Gross  Margin

Gross margin percentage increased to approximately 59% in 2006 from approximately 54% in 2005. The increase in gross margin percentage was primarily due to the fact that we received all of our total revenues in 2006 from the sales of our own Derma Wand(TM) product where we generally have a lower cost of sales than we do for other products. In 2006, we received approximately $1,767,000 in gross margin for Derma Wand(TM), compared to approximately $790,000 in 2005.

Operating  Expenses

Total operating expenses increased to approximately $1,408,000 in 2006, up from approximately $890,000 in 2005, an increase of $518,000, or 58%. Management's efforts to increase operations and sales of Derma Wand(TM) over the past 12 months are one of the reasons for the increase in operating expenses. The majority of operating expenses , approximately $698,000, can be attributed to an increase in media costs and fulfillment costs associated with the domestic marketing campaign of our Derma Wand(TM) product.

Net  Income

Over the past two fiscal years, we have managed to achieve profitability on an annualized basis. Our net income of over $343,000 for the year ended December 31, 2006 follows up a 2005 net income of over $407,000. Although we expect continued strong sales from our Derma Wand product over the next fiscal year, we anticipate that until a follow-up financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

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

Upon adoption of SFAS No. 123R, we began recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. SFAS No. 123R became effective on January 1, 2006.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2006, we had approximately $385,000 in the bank, compared to approximately $21,000 at December 31, 2005. We generated positive cash flow from operations of approximately $537,000 in 2006, compared to a negative cash flow from operations of approximately $30,000 in 2005. Increases in accounts payable and accrued liabilities of approximately $476,000 and expenses of $52,500 paid through the issuance of common stock added to the income (approximately
$416,000) and offset the increase in receivables, inventories and prepaid expenses (approximately $361,000) in 2006. In 2005, decreases in accounts payable and accrued liabilities of approximately $323,000 offset much of the income (approximately $408,000) and increase in receivables (approximately $160,000).

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

The Company has granted 1,195,000 stock options; 900,000 at $0.35, 80,000 at $0.50, 35,000 at $1.50, 20,000 at $2.00, and 160,000 at $0.36. All option grants vest over a five-year period. To date, a total of 34,000 stock options have been exercised at $0.50 for $17,000. If the optionees exercise the remainder of these options as they vest, we will receive $488,100 in capital. We estimate that the $0.50 options granted on September 28, 2001 will result in non-cash compensation expense of approximately $32,000 that we will recognize over the next two years as services are rendered by the optionees. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. In 2005 we recorded stock-based compensation of $29,880 in connection with options granted on November 8, 2005 and in 2004 we recorded stock-based compensation of $14,637 in connection with options granted on May 31, 2004.

The Company has experienced a net income from operations and has positive cash flows from operating activities for the year ended December 31, 2006. The Company has a working capital of approximately $97,000 and an accumulated deficit of approximately $943,000 as of December 31, 2006. Despite the last two fiscal years of net income, our need for additional capital to sustain operations has led to the "going concern" opinion issued by our independent auditors. In an effort to reach profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products. Furthermore, we are actively pursuing additional financing so that we may produce two long-form infomercials and one short-form infomercial over the course of the next twelve months. We have no binding commitments or arrangements for additional financing, and there is no assurance that our management will be able to obtain any additional financing on terms acceptable to us, if at all.

OFF-BALANCE  SHEET  ARRANGEMENTS

We  do  not  have  any  off-balance  sheet  arrangements.

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

OUR  ISSUANCE  OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST
--------------------------------------------------------------------------------
OF  SHAREHOLDERS.
----------------

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of our 100,000,000 authorized common shares, 89,306,812 shares, or approximately 89%, remain unissued. The board of directors has the power to issue such shares without shareholder approval. None of our 20,000,000 authorized preferred shares are issued. We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.


ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e)

As of December 31, 2006, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


ITEM  8A.  OTHER  INFORMATION
-----------------------------

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of ICTV:

     ---------------------------------------------------------------------------------
     NAME              AGE  POSITION
     ----------------  ---  ----------------------------------------------------------
     Kelvin Claney      57  President, Chief Executive Officer, Secretary and Director
     ----------------  ---  ----------------------------------------------------------
     Karl Redekopp      36  Chief Financial Officer
     ----------------  ---  ----------------------------------------------------------
     William R. Flohr   44  Director
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

KARL  REDEKOPP  -  CHIEF  FINANCIAL  OFFICER

In  July  2005,  Mr.  Redekopp  was  appointed  Chief Financial Officer of ICTV.

Karl Redekopp has over 15 years experience in the areas of corporate finance and the financial administration of public companies. He began working in public practice in 1992 specializing in accounting and auditing for a variety of different types of corporations. In November 1997 Mr. Redekopp began working for the Loewen Group Inc. as a senior Accounting Manager; a position in which he utilized his knowledge and experience to help streamline certain financial control procedures and practices. In 1999 he accepted a position with inTRAVELnet.com inc., a public company listed on the OTC-BB, as controller. In 2000 he was appointed chief financial officer of the company; as chief financial officer, Mr. Redekopp was responsible for all matters relating to the financial administration of a public company, including compliance, auditing, control, treasury and compensation.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, the Company's directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2006.

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

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

COMPENSATION  OF  NAMED  EXECUTIVE  OFFICERS

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2006, 2005 and 2004, by our chief executive officer and president (the "Named Officers"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No options or SAR grants were made to the Named Officers in 2006, nor were any options or SAR's exercised by the Named Officers in 2006.

                                        SUMMARY COMPENSATION TABLE

                                                                LONG TERM COMPENSATION
                                                          -----------------------------------
                              ANNUAL COMPENSATION                  AWARDS            PAYOUTS
                       ---------------------------------  ------------------------  ---------
NAME                                          OTHER       RESTRICTED   SECURITIES              ALL OTHER
AND                                           ANNUAL      STOCK        UNDERLYING   LTIP       COMP-
PRINCIPAL                                     COMPEN-     AWARD(S)     OPTIONS/     PAYOUTS    ENSATION
POSITION         YEAR  SALARY ($)  BONUS ($)  SATION ($)  ($)          SARS (#)     ($)        ($)
---------------  ----  ----------  ---------  ----------  -----------  -----------  ---------  ----------
Kelvin Claney    2006      72,000     nil         nil         nil          nil         nil         nil
(President and   2005      72,000     nil         nil         nil          nil         nil         nil
CEO)             2004      72,000     nil         nil         nil          nil         nil         nil
---------------------------------------------------------------------------------------------------------

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS
-----------------------------

The following table sets forth, as of February 16, 2007, our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of February 16, 2007, we had 10,693,188 shares of common stock issued and outstanding.

     -------------------------------------------------------------------------------------------
                                                                     NUMBER OF    PERCENTAGE OF
     NAME                                                           SHARES OWNED   SHARES OWNED
     -------------------------------------------------------------  ------------  --------------
     Kelvin Claney, President and Chief Executive Officer, Member
     of the Board of Directors (1)                                     6,598,826           56.8%
     -------------------------------------------------------------  ------------  --------------
     The Better Blocks Trust, declared January 1, 1994 (2)             6,578,826           56.8%
     -------------------------------------------------------------  ------------  --------------
     William Flohr, Member of the Board of Directors (3)                  80,000            0.7%
     -------------------------------------------------------------  ------------  --------------
     ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
     GROUP - 3 INDIVIDUALS (4)                                         6,678,826           57.8%
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

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2006:

----------------------------------------------------------------------------------------------------------------
                                        (A)                       (B)                          (C)
--------------------------  ---------------------------  ----------------------  -------------------------------
                                                                                 NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
--------------------------  ---------------------------  ----------------------  -------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY                 1,195,000                  $0.43                       1,805,000
HOLDERS(1)
--------------------------  ---------------------------  ----------------------  -------------------------------
EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY                n/a                       n/a                          n/a
HOLDERS
--------------------------  ---------------------------  ----------------------  -------------------------------
TOTAL                                1,195,000                  $0.43                       1,805,000
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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

We have received short-term advances from Kelvin Claney. The outstanding balance of the advances received from Mr. Claney was approximately $222,000 as of December 31, 2006, and approximately $463,000 as of December 31, 2005. These advances are non-interest bearing and without specific terms of repayment.

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

The Company's executive offices in Bainbridge Island, Washington, are provided to the Company at a charge of $350 per month by Kelvin Claney, President of the Company.

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


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $31,488 in 2005 and approximately $38,305 in 2006.


Our Chief Financial Officer reviewed the audit and non-audit services rendered by Dohan and Company, CPA's, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Chief Financial Officer to assure that such services do not impair the auditors' independence from us.

Approximately sixty-nine percent of the hours expended on the principal accountant's engagement to audit our financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees. The principal accountant reviewed all work done by such individuals.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:  March 30, 2007          By:  /s/ Kelvin Claney
     ----------------               --------------------------------------------
                                    Name: Kelvin  Claney
                                    Title: President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               By:     /s/ Kelvin Claney               Date:  March 30, 2007
                    --------------------------                --------------
               Name:  Kelvin Claney
               Title:  President and CEO,
                       Secretary and Director


               By:     /s/ Karl Redekopp               Date:  March 30, 2007
                    --------------------------                --------------
               Name:  Karl Redekopp
               Title:  Chief Financial Officer

                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . F-1

Consolidated Balance Sheets as of December 31, 2006 and 2005. . . . . . . . . . . . . . . . . . F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005. . . . . . F-3

Consolidated Statements of Deficiency in Assets for the years ended December 31, 2006 and 2005. F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005. . . . . . F-5

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . F-6

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2006 and 2005

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
                                                   E-mail         info@uscpa.com
                                                   Internet        www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders  and  Board  of  Directors
International  Commercial  Television  Inc.
10245  Sunrise  Place  NE,
Bainbridge  Island,  WA  98110

We have audited the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiaries as of December 31 2006 and 2005, and the related consolidated statements of operations, deficiency in assets and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, although the Company generated positive cash flows from operating activities during the past year, the Company, for the most part, has experienced recurring losses from operations. The Company has working capital of approximately $97,000 and an accumulated deficit of approximately $ 943,000 for the year ended December 31, 2006. For the year ended December 31, 2005, the Company had a net income of $407,867 and had an accumulated deficit of $1,286,114 which, without additional financing, still raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/  Dohan  and  Company,  P.A.
                                             Certified  Public  Accountants

Miami,  Florida
March  27,  2007

                         INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                      AS OF DECEMBER 31, 2006 AND 2005
                                      --------------------------------


                                                                                     2006          2005
                                                                                  -----------  ------------

                                                   ASSETS
                                                   ------
CURRENT ASSETS:
  Cash                                                                            $  385,474   $    21,050
  Accounts receivable,net                                                            555,194       431,744
  Inventories                                                                        238,687        58,973
  Prepaid expenses and deposits                                                       88,499        31,156
  Deferred tax assets less valuation allowance of $3,058,000 (2005 - $3,067,000)           -             -
                                                                                  -----------  ------------
    Total current assets                                                           1,267,854       542,923
                                                                                  -----------  ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                                            120,169       110,868
  Less accumulated depreciation                                                      103,973        95,279
                                                                                  -----------  ------------
    Furniture and equipment, net                                                      16,196        15,589
                                                                                  -----------  ------------

      Total assets                                                                $1,284,050   $   558,512
                                                                                  ===========  ============


                                    LIABILITIES AND DEFICIENCY IN ASSETS
                                    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                        $  858,388   $   316,574
  Accounts payable - related parties                                                  17,646        82,981
  Due to related parties                                                             294,549       461,527
                                                                                  -----------  ------------
    Total current liabilities                                                      1,170,583       861,082
                                                                                  -----------  ------------

NOTE PAYABLE TO SHAREHOLDER                                                          590,723       590,723
                                                                                  -----------  ------------

COMMITMENTS AND CONTINGENCIES (Note 4 and 10)

DEFICIENCY IN ASSETS:
  Common stock, $0.001 par value, 100,000,000
  Shares authorized, 10,693,188 and 10,635,188
  Issued and outstanding as of December 31, 2006
  And December 31, 2005, respectively
  Common stock                                                                           594           536
  Additional paid-in-capital                                                         464,728       392,285
  Accumulated deficit                                                               (942,578)   (1,286,114)
                                                                                  -----------  ------------

    Total deficiency in assets                                                      (477,256)     (893,293)
                                                                                  -----------  ------------

      Total liabilities and deficiency in assets                                  $1,284,050   $   558,512
                                                                                  ===========  ============

The  accompanying  notes  are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31,2006 AND 2005
                  ---------------------------------------------


                                             2006              2005
                                       ----------------  ----------------

NET SALES
Infomercial products                   $     2,977,074   $     1,615,055
Trademarks                                           -           800,000
                                       ----------------  ----------------
                                             2,977,074         2,415,055
                                       ----------------  ----------------

COST OF SALES
Infomercial products                         1,210,074           812,468
Trademarks                                           -           300,000
                                       ----------------  ----------------
                                             1,210,074         1,112,468
                                       ----------------  ----------------
GROSS PROFIT                                 1,767,000         1,302,587
                                       ----------------  ----------------

OPERATING EXPENSES:
  Depreciation                                   8,694            18,738
  General and administrative                   489,447           551,334
  Selling and marketing                        883,381           290,796
  Rent                                          26,669            29,297
                                       ----------------  ----------------
    Total operating expenses                 1,408,191           890,165
                                       ----------------  ----------------

OPERATING INCOME                               358,809           412,422

OTHER EXPENSES:
  Interest expense                              15,273             4,555
                                       ----------------  ----------------
    Total other expenses                        15,273             4,555
                                       ----------------  ----------------


INCOME  BEFORE INCOME TAXES                    343,536           407,867

INCOME TAXES
    Income tax expense                         116,802           138,675
    Tax benefit of net operating loss
    carry forward                             (116,802)         (138,675)
                                       ----------------  ----------------

INCOME TAXES                                         -                 -
                                       ----------------  ----------------

NET INCOME                             $       343,536   $       407,867
                                       ================  ================

BASIC NET INCOME  PER SHARE            $          0.03   $          0.04
                                       ================  ================

FULLY DILUTED NET INCOME  PER SHARE    $          0.03   $          0.04
                                       ================  ================

The  accompanying  notes  are an integral part of these consolidated statements.

                 INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS


                                Common Stock
                              $0.001 par value     Additional
                           ----------------------    Paid-In    Accumulated
                             Shares      Amount      Capital       Deficit        Totals
                           -----------  ---------  -----------  -------------  ------------
Balances, January 1, 2005   10,635,188  $     536  $   346,405  $ (1,693,981)  $(1,347,040)


Stock-based compensation             -          -       29,880             -        29,880

Amortization of deferred
  compensation under non-
  qualified stock option
  plan                               -          -       16,000             -        16,000

Net income                           -          -            -       407,867       407,867
                           ----------------------------------------------------------------

Balances, December 31,
  2005                      10,635,188        536      392,285    (1,286,114)     (893,293)


Issuance of common stock        58,000         58       56,443                      56,501

Amortization of deferred
  compensation under non-
  qualified stock option
  plan                               -          -       16,000             -        16,000

Net income                           -          -            -       343,536       343,536
                           ----------------------------------------------------------------

Balances, December 31,
  2006                      10,693,188  $     594  $   464,728  $   (942,578)  $  (477,256)
                           ================================================================

The  accompanying  notes  are an integral part of these consolidated statements.

                     INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                       2006              2005
                                                                 ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $       343,536   $       407,867
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Depreciation                                                         8,694            18,738
      Stock-based compensation                                                 -            29,880
      Amortization of deferred compensation under nonqualified
        stock option plan                                                 16,000            16,000
      Expenses paid through issuance of common stock                      52,500                 -
    Change in assets and liabilities
      Increase in accounts receivable                                   (123,450)         (160,077)
      Increase in inventory                                             (179,714)           (5,413)
      Increase in prepaid expenses                                       (57,343)          (14,457)
      Increase (decrease) in accounts payable and accrued
        liabilities                                                      476,479          (323,280)
                                                                 ----------------  ----------------
          Net cash provided by (used in)  operating activities           536,702           (30,742)
                                                                 ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment                                   (9,300)                -
                                                                 ----------------  ----------------
      Net cash  used in investing activities                              (9,300)                -
                                                                 ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                             4,000                 -
    Advances from related parties                                        176,855           121,600
    Payments to related parties                                         (343,833)         (164,999)
                                                                 ----------------  ----------------
      Net cash used in financing activities                             (162,978)          (43,399)
                                                                 ----------------  ----------------

NET INCREASE (DECREASE) IN CASH                                          364,424           (74,141)

CASH, beginning of the year                                               21,050            95,191
                                                                 ----------------  ----------------

CASH, end of the year                                            $       385,474   $        21,050
                                                                 ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest expense paid                                        $        15,273   $         4,555
                                                                 ================  ================
    Income taxes paid                                            $             -   $             -
                                                                 ================  ================

The  accompanying  notes  are an integral part of these consolidated statements.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounts  receivable
--------------------

No allowance for uncollectible accounts has been provided. Any accounts receivable that are considered doubtful have been written off by management as bad debt expense. The amount of bad debt expense for 2006 is $21,912 and for 2005 is nil. The amounts are included in general and administrative expense in the accompanying consolidated financial statements. The Company's management has evaluated the remaining accounts receivable and believe they are all collectible.

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

Depreciation expense amounted to $8,694 and $18,738 for the years ended December 31, 2006 and 2005, respectively.

Impairment  of  Long-Lived  Assets
----------------------------------

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired in accordance with FAS 144. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, management expects these assets to be fully recoverable.

Revenue  recognition
--------------------

Product sales revenue is recognized upon shipment of the product to the customer. The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. The Company provides an allowance for returns based upon past experience. All significant returns for the years presented have been offset against gross sales. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales. Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

Shipping  and  handling
-----------------------

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $156,090 and nil for the year ended
December 31, 2006 and 2005, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $131,000 and $25,000 for the year ended December 31, 2006 and 2005, respectively.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Media  and  production  costs
-----------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company incurred $593,146 and $227,170 in such costs for the years ended December 31, 2006 and 2005.

Income  taxes
-------------

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that this future tax asset will be realized.

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the year ended December 31, 2006, issued no warrants and, therefore, recorded no stock compensation expense.

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2006 and 2005:

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
                               ========  =========  =========


                                     Number of Shares          Weighted
                             --------------------------------   Average
                                          Non-                 Exercise
                             Employee   Employee     Totals      Price
                             --------  ----------  ----------  ---------
Balance, January 1, 2006            -  1,209,000   1,209,000   $    0.47
  Granted during 2006               -          -           -   $    0.00
  Exercised during the year         -     (8,000)     (8,000)  $    0.50
  Cancelled during the year         -    (40,000)    (40,000)  $    2.00
                             --------  ----------  ----------

Balance, December 31, 2006          -  1,161,000   1,161,000   $    0.43
                             ========  ==========  ==========

The  weighted average fair value of options granted during the year was $0 (2005
- $0.25). Of the stock options currently outstanding, 975,000 options are currently exercisable at a weighted average exercise price of $0.43. These options expire at dates ranging between March 31, 2007 and September 28, 2011.

Following are the weighted average assumptions used for the years ended December 31, 2006 and 2005:

                                   2006              2005
Risk-free interest rate              -               4.49%
Expected dividend yield              -                -
Expected lives                       -              5 years
Expected volatility                  -              83.59%

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income and income per share would have been as follows for the years ended December 31:

                                                                    2006         2005
                                                                 -----------  -----------
Net income as reported                                           $   343,536  $   407,867
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects             -            -
                                                                 -----------  -----------

    Pro forma net income (loss)                                  $   343,536  $   407,867
                                                                 ===========  ===========

Earnings per share:
    Basic - as reported                                          $      0.03  $      0.04
                                                                 ===========  ===========
    Basic - pro forma                                            $      0.03  $      0.04
                                                                 ===========  ===========

    Diluted - as reported                                        $      0.03  $      0.04
                                                                 ===========  ===========
    Diluted - pro forma                                          $      0.03  $      0.04
                                                                 ===========  ===========

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25. Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

Upon adoption of SFAS No. 123R, we began recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. SFAS No. 123R became effective from January 1, 2006.

            NTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2006, the Company did exceed the federally insured limit by approximately $176,000 in its main operating account and by $81,000 in its main credit card merchant account, unlike December 31, 2005 where the Company did not exceed the federally insured limit in either account; however the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2006 and December 31, 2005, 37% and 0% of the Company's accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 63% and 100% of the Company's accounts receivable were due from five and four international infomercial operators, respectively.

New  Accounting  Pronouncements
-------------------------------

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are currently in the process of evaluating the impact of change on our financial position and results of operations.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements(cont.)
--------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact that SFAS No. 157 will have on our future financial position and results of operations.


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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  3  -  FINANCIAL  INSTRUMENTS  (CONT)

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

Derma  Wand(TM)
-----------

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  matters  (continued)
---------------------------

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month. The term of the lease is three years commencing January 1, 2006 and ending December 31, 2008. Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at a rate of $350 per month by Kelvin Claney, President of the Company.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $222,549 and $462,661 as of December 31, 2006 and 2005, respectively. These advances are non-interest bearing and without specific terms of repayment. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has received short-term advances from shareholders, officers and directors of the Company. These advances amounted to $ nil and $ 1,134 as of December 31, 2006 and 2005, respectively. These advances bear no interest and are due on demand. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. During 2003, the shareholder agreed to forego all interest owed in connection with this note and has amended the note to reflect this.


NOTE  6  -  CAPITAL  TRANSACTIONS

During the years ended December 31, 2006 and 2005, 8,000 and nil options were exercised at $0.50 per share, for a total of $4,000 and $ nil, respectively. 50,000 shares were also issued from treasury as compensation for services rendered by a consultant; the registered shares were valued at $1.05 per share, the market value of the shares on the date of the transaction.


NOTE  7  -  BASIC  AND  DILUTED  EARNINGS  PER  SHARE

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

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  7  -  BASIC  AND  FULLY  DILUTED  EARNINGS  PER  SHARE  (CONTINUED)

The  computations for basic and fully diluted earnings per share are as follows:

                                            Income        Shares      Per Share
For the year ended December 31, 2006:    (Numerator)   (Denominator)    Amount
---------------------------------------  ------------  -------------  ----------
Basic earnings per share
------------------------

Income available to common shareholders  $    343,536     10,693,188  $     0.03
                                         ============  =============  ==========

Diluted earnings per share
--------------------------

Dilutive effect of stock options                             341,548  $        -
                                                       =============  ==========

Income available to common shareholders  $    343,536     11,351,640  $     0.03
                                         ============  =============  ==========

                                             Loss         Shares      Per Share
For the year ended December 31, 2005:    (Numerator)   (Denominator)    Amount
---------------------------------------  ------------  -------------  ----------
Basic earnings per share
------------------------

Income available to common shareholders  $    407,867     10,635,139  $     0.04
                                         ============  =============  ==========

Dilute dearnings per share
--------------------------

Income available to common shareholders  $    407,867     10,635,139  $     0.04
                                         ============  =============  ==========

NOTE  8  -  INCOME  TAXES

For the most part, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. The Company estimates that it will utilize net operating losses although they have not filed income tax returns since 1998. This asset primarily consists of net operating losses and amortization

The Company had net operating losses of approximately $ 741,000 related to US federal, foreign and state jurisdictions through December 31, 2006. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  8  -  INCOME  TAXES  (CONTINUED)

Significant components of the Company's deferred tax assets are approximately as follows as of December 31:

                                      2006               2005
                                  ------------       ------------
Net operating loss                $   220,000        $   233,000
Basis of investments                2,327,000          2,327,000
Basis of intangibles                  428,000            428,000
Basis of stock options                103,000            103,000
Accumulated amortization              107,000            107,000
Accumulated depreciation               (2,000)            (2,000)
State taxes                          (125,000)          (129,000)
                                  ------------       ------------
  Total deferred tax assets         3,058,000          3,067,000
Valuation allowance                (3,058,000)        (3,067,000)
                                  ------------       ------------
  Net deferred tax assets         $         -        $         -
                                  ============       ============

NOTE  9  -  SEGMENT  REPORTING

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

Information with respect to the Company's operating income by geographic area is as follows:

                              For the year ended December 31, 2006           For the year ended December 31, 2005
                          ---------------------------------------------  --------------------------------------------
                             Domestic     International      Totals        Domestic     International      Totals
                          --------------  --------------  -------------  -------------  --------------  -------------
NET SALES
Infomercial products      $   1,333,065   $    1,644,009  $   2,977,074  $           -  $    1,615,055  $   1,615,055
Trademarks                            -                -              -        800,000               -        800,000
                          --------------  --------------  -------------  -------------  --------------  -------------
                              1,333,055        1,644,009      2,977,074        800,000       1,615,055      2,415,055
                          --------------  --------------  -------------  -------------  --------------  -------------
COST OF SALES
Infomercial products      $     302,407          907,667      1,210,074  $           -         812,468        812,468
Trademarks                            -                -              -        300,000               -        300,000
                          --------------  --------------  -------------  -------------  --------------  -------------
                                302,407          907,667      1,210,074        300,000         812,468      1,112,468
                          --------------  --------------  -------------  -------------  --------------  -------------
Gross profit                  1,030,658          736,342      1,767,000        500,000         802,587      1,302,587
                          --------------  --------------  -------------  -------------  --------------  -------------

Operating expenses:
  Depreciation                    3,891            4,803          8,694          6,207          12,531         18,738
  General and
    administrative              212,124          277,323        489,447        182,632         368,702        551,334
  Selling and marketing         847,842           35,539        883,381         96,328         194,468        290,796
  Rent                           11,939           14,730         26,669          9,705          19,592         29,297
                          --------------  --------------  -------------  -------------  --------------  -------------
Total operating expense       1,075,796          332,395      1,408,191        294,872         595,293        890,165
                          --------------  --------------  -------------  -------------  --------------  -------------

Operating income (loss)   $     (45,138)  $      403,947  $     358,809  $     205,128  $      207,294  $     412,422
                          ==============  ==============  =============  =============  ==============  =============

            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  10  -  GOING  CONCERN  CONSIDERATIONS  AND  MANAGEMENT  PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company has generated positive cash flows from operating activities in the past, the Company, for the most part, has experienced recurring losses from operations. The Company has working capital of approximately $97,000 and an accumulated deficit of approximately $943,000 as of December 31, 2006. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses and working capital deficiency.

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


NOTE  11  -  SUBSEQUENT  EVENTS

Subsequent to December 31, 2006, the Company offered a private placement of its common stock to various investors at the cost of $0.75 per common share. Investors will also receive a warrant to purchase one additional share of the Company's stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and there on for a 2 year period. As of March 29, 2007, the placement had not been finalized or closed, and the shares have not been issued, but we expect the approximate number of shares to be issued to be 1,450,000 and the approximate gross value of the placement to be $1,100,000.