Form 10QSB
period 2007-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-05-21
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
MARK ONE

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the quarterly period ended March 31, 2007
                                         --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from            to
                                    ----------    ----------

     Commission file number:     0-49638
                                 -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------
                 Nevada                                76-0621102
--------------------------------------   ---------------------------------------
     State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization
--------------------------------------------------------------------------------


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2007, the Issuer had 12,169,187 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                            1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      20

ITEM 3.  CONTROLS AND PROCEDURES                                        23


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               24

SIGNATURES                                                              25

                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2007 (unaudited)                               2

         Consolidated Statements of Operations for the three months ended March 31, 2007
           and 2006 (unaudited)                                                                    3

         Consolidated Statements of Deficiency in Assets for the three months ended March 31,
           2007 (unaudited)                                                                        4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2007
           and 2006 (unaudited)                                                                    5

         Notes to the Consolidated Financial Statements                                         6-19

           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                                  (Unaudited)
                                  -----------


                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                         $  501,615
  Accounts receivable, net                                        946,240
  Inventories                                                     166,452
  Prepaid expenses and deposits                                   200,960
  Deferred tax asset less valuation allowance of $2,950,000             -
                                                               -----------
    Total current assets                                        1,815,267
                                                               -----------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                         120,169
  Less accumulated depreciation                                   105,562
                                                               -----------
    Furniture and equipment, net                                   14,607
                                                               -----------

      Total assets                                             $1,829,874
                                                               ===========

                      LIABILITIES ANDSHAREHOLDERS' EQUITY
                      -----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $  832,817
  Accounts payable and accrued liabilities - related parties       72,946
  Due to related parties                                          190,406
                                                               -----------
    Total current liabilities                                   1,096,169
                                                               -----------

NOTE PAYABLE TO SHAREHOLDER                                       590,723
                                                               -----------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SUBSEQUENT EVENT (NOTE 9)

SHAREHOLDERS' EQUITY:

  Common stock, $0.001 par value, 100,000,000
    shares authorized, 10,693,188 issued and
    outstanding as of  March 31, 2006                                 594
  Additional paid-in-capital                                      464,728
  Subscriptions received in advance                               413,249
  Accumulated deficit                                            (735,589)

                                                               -----------
    Total shareholders' equity                                    142,982
                                                               -----------

      Total liabilities and shareholders' equity               $1,829,874
                                                               ===========

The accompanying notes are an integral part of these consolidated financial statements.

           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                        2007          2006
                                                                    (unaudited)   (unaudited)
                                                                    ------------  ------------
NET SALES
Infomercial products                                                $ 1,683,045   $   322,089
                                                                    ------------  ------------
                                                                      1,683,045       322,089
                                                                    ------------  ------------
COST OF SALES
Infomercial products                                                    456,669       129,497
                                                                    ------------  ------------
                                                                        456,669       129,497
                                                                    ------------  ------------
GROSS PROFIT                                                          1,226,376       192,592
                                                                    ------------  ------------

OPERATING EXPENSES:
  Depreciation                                                            1,589         4,687
  General and administrative                                            166,702       115,746
  Selling and marketing                                                 840,918        84,899
  Rent                                                                    7,879         5,076
                                                                    ------------  ------------
    Total operating expenses                                          1,017,088       210,408
                                                                    ------------  ------------

OPERATING INCOME (LOSS)                                                 209,288       (17,816)
                                                                    ------------  ------------

OTHER EXPENSES:
  Interest expense                                                        2,299           616
                                                                    ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                                       206,989       (18,432)

INCOME TAXES
  Income tax expense                                                     70,376             -
  Tax benefit from utilization of net operating loss carry forward      (70,376)            -
                                                                    ------------  ------------

INCOME TAXES                                                                  -             -
                                                                    ------------  ------------

NET INCOME (LOSS)                                                   $   206,989   $   (18,432)
                                                                    ============  ============

BASIC INCOME (LOSS) PER SHARE                                       $      0.02   $     (0.00)
                                                                    ============  ============

DILUTED INCOME (LOSS) PER SHARE                                     $      0.02   $     (0.00)
                                                                    ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                            INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock
                                    $0.001 par value         Additional                   Subscriptions
                             -----------------------------    Paid-In       Accumulated    Received in
                                  Shares         Amount       Capital         Deficit        Advance     Totals
                             ----------------  -----------  ------------  ---------------    --------  ----------
Balances, January 1, 2006          10,635,188  $       536  $    392,285  $   (1,286,114)    $      -  $(893,293)

Issuance of common stock               58,000           58        56,443               -                  56,501

Amortization of deferred
  compensation under non-
  qualified stock option plan               -            -        16,000               -                  16,000

Net income                                  -            -             -         343,536                 343,536
                             ------------------------------------------------------------------------------------

Balances, December                 10,693,188          594       464,728        (942,578)           -   (477,256)
31, 2006


Subscriptions received in                                                                     413,249    413,249
 advance

Net income                                  -            -             -         206,989            -    206,989
                             ------------------------------------------------------------------------------------

Balances, March 31, 2007           10,693,188  $       594  $    464,728  $     (735,589)    $413,249  $ 142,982
                             ====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                2007          2006
                                                            (unaudited)   (unaudited)
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $   206,989   $   (18,432)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                  1,589         4,687
    (Increase) decrease in accounts receivable, net            (391,046)      175,603
    Decrease (increase) in inventories                           72,235       (27,635)
    Increase in prepaid expenses and deposits                  (112,461)      (46,551)
    Increase in accounts payable and accrued liabilities         29,729       144,433
                                                            ------------  ------------
      Net cash (used in) provided by operating activities      (192,965)      232,105
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                 -             -
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                  30,832       163,627
  Payments to related parties                                  (134,975)     (161,778)
  Proceeds from issuance of common stock                              -         4,000
  Subscriptions received in advance                             413,249             -
                                                            ------------  ------------
    Net cash provided by  financing activities                  309,106         5,849
                                                            ------------  ------------

NET INCREASE IN CASH                                            116,141       237,954

CASH, beginning of the period                                   385,474        21,050
                                                            ------------  ------------

CASH, end of period                                         $   501,615   $   259,004
                                                            ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expense paid                                     $     2,299   $       616
                                                            ============  ============
  Income taxes paid                                         $         -   $         -
                                                            ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended March 31, 2007, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2007. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2006 included in our Annual Report on form 10-KSB.

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

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999, and has a fiscal year-end of March 31. During the 1999 fiscal year, at the direction of management, WSL was removed from the New Zealand Registrar of Companies. All assets and commitments of WSL have been transferred or assigned directly to ICTV.

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year-end of March 31. During the 1999 fiscal year, at the direction of management, RJML was removed from the New Zealand Registrar of Companies. All assets and commitments of RJML have been transferred or assigned directly to ICTV.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


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

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Up until December 31, 2004 the Company incurred accumulated losses, and had a working capital deficiency,

Since January 1, 2005, the Company has been working to develop future profitable operations and improve the working capital position of the Company. During the year ended December 31, 2005, the Company refocused its efforts towards operations and profitability. As a result, the Company increased its sales and reduced its proportionate costs. In addition, the Company successfully completed a private placement subsequent to the period whereby it raised $1,106,999 which will be used to develop new products and grow our existing business with new and profitable product lines. As a result of these efforts, the Company has now reached profitable operations, and has positive working capital.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when they become due is dependent on the success of its operations. Management believes that the two consecutive years of profitability and the successful financing has mitigated the adverse conditions which raised substantial doubt on the Company's going concern.

These financial statements do not reflect adjustments that would be necessary if the Company is unable to continue as a going concern. If the going concern assumption is not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported net income, and the balance sheet classifications used.

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

Accounts receivable
-------------------

No allowance for uncollectible accounts has been provided. Any accounts receivable that are considered doubtful have been written off by management as bad debt expense. The amount of bad debt expense for the period ended March 31, 2007 and 2006 are $20,551 and nil. The amounts are included in general and administrative expense in the accompanying consolidated financial statements. The Company's management has evaluated the remaining accounts receivable and believe they are all collectible.

Inventory
---------

Inventories consists primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, management expects these assets to be fully recoverable.

Depreciation expense amounted to $1,589 and $4,687 for the three months ended March 31, 2007 and 2006, respectively.

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

Shipping  and  handling
-----------------------

Amounts billed to customers for shipping and handling are included in revenue; shipping and handling revenue approximated $117,027 and $12,580 for March 31, 2007 and 2006, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $60,267 and $5,260 for March 31, 2007 and 2006, respectively

Research  and  development
--------------------------

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Media  and  production  costs
-----------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company incurred $639,273 and $60,312 in such costs for the periods ended March 31, 2007 and 2006.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  options  (continued)
---------------------------

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the period ended March 31, 2007, issued no warrants and, therefore, recorded no stock compensation expense.

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2007:

                                       Number of Shares           Weighted
                               -------------------------------    Average
                                            Non-                  Exercise
                               Employee   Employee     Totals      Price
                               --------  ----------  ----------  ---------
Balance, January 1, 2006              -  1,209,000   1,209,000   $    0.47
  Granted during 2006                 -          -           -   $    0.00
  Exercised during the year           -     (8,000)     (8,000)  $    0.50
  Cancelled during the year           -    (40,000)    (40,000)  $    2.00
                               --------------------------------

Balance, December 31, 2006            -  1,161,000   1,161,000   $    0.43

  Cancelled during the period         -          -           -   $    0.00
  Exercised during the period         -          -           -   $    0.00
                               --------------------------------

Balance, March 31, 2007               -  1,161,000   1,161,000   $    0.43
                               ================================

During the period ended March 31, 2007 and 2006, there were no options granted. Of the stock options currently outstanding, 975,000 options are currently exercisable at a weighted average exercise price of $0.43. These options expire at dates ranging between December 31, 2007 and September 28, 2011.

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share would have been as follows for the three months ended March 31:

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

                                                2007        2006
                                              ---------  ----------
Net income (loss) as reported                 $ 206,989  $ (18,432)
Deduct:
  Total stock based employee compensation
   determined under fair value method for all
   awards, net of related tax effects                 -          -
                                              ---------  ----------

Pro forma net income (loss)                   $ 206,989  $ (18,432)
                                              =========  ==========

Earnings (loss) per share:
  Basic - as reported                         $    0.02  $   (0.00)
                                              =========  ==========
  Basic - pro forma                           $    0.02  $   (0.00)
                                              =========  ==========

  Diluted - as reported                       $    0.02  $   (0.00)
                                              =========  ==========
  Diluted - pro forma                         $    0.02  $   (0.00)
                                              =========  ==========

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

Method  of  Presentation
------------------------

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2007, the Company did not exceed the federally insured limit in its main operating account or its main credit card merchant account; however it did exceed the limit by approximately $334,000 in its investment savings account. On March 31, 2006 the Company exceeded the federally insured limit by approximately $150,000 in its main operating account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2007 and March 31, 2006, 56% and 35% of the Company's accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 44% and 65% of the Company's accounts receivable were due from seven and five international infomercial operators, respectively.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)


Derma  Wand(TM)(continued)
-------------------------

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

During 2007, the Company entered into a License Agreements with Omega 5 wherein ICTV was appointed as exclusive distributor for the Derma Wand(TM) worldwide. The rights remain exclusive to ICTV provided ICTV purchases a minimum quantity each year and pays the royalty described above. The term of the agreement is in effect so long as the Company is not in default of the terms of the agreement.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


TwinTech(TM)(continued)
----------------------

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

Other  matters
--------------

For the period from January 1, 2004 through August 31, 2005, the Company did not maintain product liability insurance for all products sold. For certain products, the Company is listed as an additional insured party under the product manufacturers' insurance policy. On February 20, 2007, the Company purchased additional liability insurance to cover all direct to consumer product sales in the US; this policy is due to expire on February 20, 2008. At present, management is not aware of any claims against the Company for any products sold.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $190,406 as of March 31, 2007. Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.


NOTE  6  -  BASIC  AND  DILUTED  LOSS  PER  SHARE

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

The  computations  for  basic  and  diluted  loss  per  share  are  as  follows:

                                               Income        Shares       Per Share
For the three months ended March 31, 2007:  (Numerator)   (Denominator)    Amount
------------------------------------------  ------------  -------------  -----------
Basic earnings per share
------------------------

Income available to common shareholders     $   206,989      10,693,188  $     0.02
                                            ============  =============  ===========

Diluted earnings per share
--------------------------

Income available to common shareholders     $   206,989      11,029,407  $     0.02
                                            ============  =============  ===========

Basic and diluted loss per share
--------------------------------

Income available to common shareholders     $   (18,432)     10,643,188  $    (0.00)
                                            ============  =============  ===========

NOTE  7  -  INCOME  TAXES

Apart from the past fiscal year, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $787,000 related to US federal, foreign and state jurisdictions through March 31, 2007. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                              March 31, 2007
                             ----------------
Net operating loss           $       105,000
Basis of investments               2,327,000
Basis of intangibles                 428,000
Basis of stock options               103,000
Accumulated amortization             107,000
Accumulated depreciation               4,000
State taxes                         (124,000)
                             ----------------
  Total deferred tax assets        2,950,000
Valuation allowance               (2,950,000)
                             ----------------
  Net deferred tax assets    $             -
                             ================

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


NOTE  8  -  SEGMENT  REPORTING

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

Information with respect to the Company's operating loss by geographic area is as follows:

                                For the three months ended  March 31, 2007   For the three months ended March 31, 2006
                               --------------------------------------------  -----------------------------------------
                                  Domestic       International     Totals     Domestic     International     Totals
                               ---------------  ---------------  ----------  -----------  ---------------  -----------
NET SALES
Infomercial products           $     1,300,568  $       382,477  $1,683,045  $  115,534   $      206,555   $  322,089
Trademarks                                   -                -           -           -                -            -
                               ---------------  ---------------  ----------  -----------  ---------------  -----------
                                     1,300,568          382,477   1,683,045     115,534          206,555      322,089
                               ---------------  ---------------  ----------  -----------  ---------------  -----------
COST OF SALES
Infomercial products                   297,394          159,275     456,669       7,261          122,236      129,497
Trademarks                                   -                -           -           -                -            -
                               ---------------  ---------------  ----------  -----------  ---------------  -----------
                                       297,394          159,275     456,669       7,261          122,236      129,497
                               ---------------  ---------------  ----------  -----------  ---------------  -----------
Gross profit                         1,003,174          223,202   1,226,376     108,273           84,319      192,592
                               ---------------  ---------------  ----------  -----------  ---------------  -----------

Operating expenses:
  Depreciation                           1,228              361       1,589       1,682            3,005        4,687
  General and administrative           128,032           38,670     166,702      41,458           74,289      115,747
  Selling and marketing                831,126            9,792     840,918      73,511           11,387       84,898
  Rent                                   6,089            1,790       7,879       1,822            3,254        5,076
                               ---------------  ---------------  ----------  -----------  ---------------  -----------
Total operating expense                966,475           50,613   1,017,088     118,473           91,935      210,408
                               ---------------  ---------------  ----------  -----------  ---------------  -----------

Operating income (loss)        $        36,699  $       172,589  $  209,288  $  (10,200)  $       (7,616)  $  (17,816)
                               ===============  ===============  ==========  ======-====  ===============  ===========


NOTE  9  -  SUBSEQUENT  EVENTS

Subsequent to March 31, 2007, the Company issued 1,475,999 shares of common stock at $0.75 per share, for a total of $1,106,999 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company's stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. Proceeds of $413,249 were received prior to March 31, 2007, and have been recorded as subscriptions receivable in advance.

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

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended March 31, 2007, with the quarter ended March 31, 2006.

Revenues

Our revenues increased to approximately $1,683,000 for the quarter ended March 31, 2007, up from approximately $322,000 recorded during the comparative quarter in 2006, an increase of 423%. In March 2006 100% of revenue was generated by our Derma Wand product as was the case for March 2007. All revenues recorded during the quarter ended March 31, 2007 were generated by our own products, as was the case during the comparative period in 2006.

Gross  Margin

Gross margin percentage increased to approximately 73% for the quarter ended March 31, 2007, compared to approximately 60% for the quarter ended March 31, 2006. The increase in gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended March 31, 2007, we received gross margins of approximately $1,226,000 for Derma Wand , whereas in the quarter ended March 31, 2006, we received gross margins of $193,000 for Derma Wand.

Operating  Expenses

Total operating expenses increased to approximately $1,017,000 during the quarter ended March 31, 2007, from approximately $210,000 during the quarter ended March 31, 2006, up approximately $807,000, or 384%. A majority of the increase can be attributed to the increase in selling and marketing which in 2007 included $640,000 in media expenditures for our Derma Wand infomercial and $70,000 in fulfillment charges for order processing as compared to 2006 where we spent approximately $60,000 in media and approximately $5,000 in fulfillment charges.

Net  Income

Apart from the past two fiscal years ended December 31, 2006 and December 31, 2005, we have not achieved profitability on a consistent or annualized basis. Our net income of approximately $207,000 for the quarter ended March 31, 2007 follows up fourth quarter 2006 net income of approximately $343,000. Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until additional financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products. Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

PLAN  OF  OPERATION;  LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2007, we had approximately $502,000 in cash on the books, compared to approximately $385,000 at December 31, 2006. We generated negative cash flows from operations of approximately $193,000 in the first quarter of 2007 compared to a positive cash flow from operations of approximately $232,000 for the same period in 2006. The negative cash flow from operations was mostly from the increase to accounts receivable and prepaid expenses which was slightly offset by the increase to payables and accrued liabilities.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000.

The Company has granted 1,195,000 stock options; 900,000 at $0.35, 160,000 at $0.36, 80,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00. All option grants vest over a five-year period. To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000. If the optionees exercise the remainder of these options as they vest, we will receive $342,270 in capital. The options granted on September 28, 2001 resulted in a deferred non-cash compensation expense of approximately $32,000. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 was amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted, but 8,000 options were exercised during the period ended March 31, 2006.

During the past two fiscal years ended December 31, 2006 and 2005, as well as the first quarter of 2007 we have generated a net income from operations. Although we have experienced negative cash flows from operating activities, the Company has working capital of approximately $719,000. The accumulated deficit has been decreased to approximately $736,000 as of March 31, 2007. Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable. Subsequent to this period, we have obtained additional capital of approximately $1,107,000 through the issuance of common stock; since our current operations have reached a profitable level, this capitalization will be used to develop new products and expand our business. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.


ITEM  3.     CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e)

As of March 31, 2007, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

EXHIBITS

Exhibit
Number     Description

*31.1      Rule  13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*31.2      Rule  13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32        Section  1350  Certifications

*  Filed  herewith

REPORTS  ON  FORM  8-K

No  reports  on  Form  8-K  were  filed during the quarter ended March 31, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INTERNATIONAL COMMERCIAL TELEVISION INC.
                       ----------------------------------------
                                      Registrant


Date: May 15, 2007     By:  /s/  Kelvin  Claney
                          ----------------------------------
                       Name:   Kelvin  Claney
                       Title:  Chief  Executive  Officer


Date: May 15, 2007     By:  /s/  Karl  Redekopp
                          ----------------------------------
                       Name:   Karl  Redekopp
                       Title:  Chief  Financial  Officer