Form 10QSB
period 2007-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-08-14
CIK 1076522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
MARK ONE

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the quarterly period ended June 30, 2007
                                         -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the transition period from__________ to __________

          Commission file number:     0-49638
                                      -------

                    INTERNATIONAL COMMERCIAL TELEVISION INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------
                Nevada                                 76-0621102
--------------------------------------    --------------------------------------
    State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization
--------------------------------------------------------------------------------


              10245 Sunrise Place NE, Bainbridge Island, WA  98110
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2007, the Issuer had 12,169,187 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                        1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  22

ITEM 3.  CONTROLS AND PROCEDURES                                    25


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           26

SIGNATURES                                                          27

                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheet as of June 30, 2007 (unaudited)                            2

         Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (unaudited) and for the six months ended June 30, 2007 and 2006
             (unaudited)                                                                       3

         Consolidated Statements of Deficiency in Assets for the six months ended June 30,
             2007 (unaudited)                                                                  4

         Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and
             2006 (unaudited)                                                                  5

         Notes to the Consolidated Financial Statements                                     6-21

           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                                   (Unaudited)
                                    ---------


                                                               June 30,
                                                               --------
                                                                 2007
                                                                 ----

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                       $   661,004
  Accounts receivable, net                                     1,771,935
  Inventories                                                    269,569
  Prepaid expenses and deposits                                   81,492
  Deferred tax asset less valuation allowance of $2,818,000            -
                                                             ------------
    Total current assets                                       2,784,000
                                                             ------------

FURNITURE AND EQUIPMENT:
  Furniture and equipment                                        120,169
  Less accumulated depreciation                                  107,152
                                                             ------------
    Furniture and equipment, net                                  13,017
                                                             ------------

      Total assets                                           $ 2,797,017
                                                             ============


                 LIABILITIES ANDSHAREHOLDERS' EQUITY
                 -----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   $   728,023
  Accounts payable and accrued liabilities - related parties      63,493
  Due to related parties                                         137,875
                                                             ------------
    Total current liabilities                                    929,391
                                                             ------------


NOTE PAYABLE TO SHAREHOLDER                                      590,723
                                                             ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS:


  Common stock, $0.001 par value, 100,000,000
  shares authorized, 12,169,187 issued and
  outstanding as of  June 30, 2007                                 2,070
  Additional paid-in-capital                                   1,541,766
  Accumulated deficit                                           (266,933)

                                                             ------------
    Total shareholders' equity                                 1,276,903
                                                             ------------

      Total liabilities and deficiency in assets             $ 2,797,017
                                                             ============

The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                                  (Unaudited)
                                                   ---------


                                               For the three months ended         For the six months ended
                                               --------------------------         ------------------------
                                             June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                            ---------------  ---------------  ---------------  ---------------
NET SALES
Infomercial products                        $    3,151,752   $      180,484   $    4,834,797   $      502,573
COST OF SALES
Infomercial products                        $      839,919   $      144,447   $    1,296,588   $      273,944
                                            ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                     2,311,833           36,037        3,538,209          228,629
                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
  Depreciation                                       1,589            2,173            3,179            6,860
  General and administrative                       206,812          192,972          373,514          308,718
  Selling and marketing                          1,632,436           56,464        2,473,353          141,363
  Rent                                               7,849            4,083           15,728            9,159
                                            ---------------  ---------------  ---------------  ---------------
    Total operating expenses                     1,848,686          255,692        2,865,774          466,100
                                            ---------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                            463,147         (219,655)         672,435         (237,471)
                                            ---------------  ---------------  ---------------  ---------------

INTEREST (INCOME) EXPENSE:
  Interest (income) expense                         (5,509)           1,196           (3,210)           1,812
                                            ---------------  ---------------  ---------------  ---------------
    Total interest (income) expense                 (5,509)           1,196           (3,210)           1,812
                                            ---------------  ---------------  ---------------  ---------------


INCOME (LOSS) BEFORE INCOME TAXES                  468,656         (220,851)         675,645         (239,283)
                                            ---------------  ---------------  ---------------  ---------------

INCOME TAXES
  Income tax expense                               159,344                -          229,720                -
  Tax benefit of net operating loss
  carry forward                                   (159,344)               -         (229,720)               -
                                            ---------------  ---------------  ---------------  ---------------

INCOME TAXES                                             -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                           $      468,656   $     (220,851)  $      675,645   $     (239,283)
                                            ===============  ===============  ===============  ===============


BASIC NET INCOME (LOSS) PER SHARE           $         0.04   $        (0.02)  $         0.06   $        (0.02)
                                            ===============  ===============  ===============  ===============

FULLY DILUTED NET INCOME (LOSS) PER SHARE   $         0.04   $        (0.02)  $         0.06   $        (0.02)
                                            ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Common Stock
                                   $0.001 par value          Additional
                             -----------------------------     Paid-In     Accumulated
                                  Shares         Amount        Capital       Deficit       Totals
                             ----------------  -----------  -------------  ------------  -----------
Balances, January 1, 2006          10,635,188  $       536  $    392,285   $(1,286,114)  $ (893,293)

Issuance of common stock               58,000           58        56,443             -       56,501

Amortization of deferred
  compensation under non-
  qualified stock option plan               -            -        16,000             -       16,000

Net income                                  -            -             -       343,536      343,536
                             -----------------------------------------------------------------------

Balances, December 31, 2006        10,693,188          594       464,728      (942,578)    (477,256)

Issuance of common stock            1,475,999        1,476     1,105,524             -    1,107,000

Stock issuance costs                        -            -       (28,486)            -      (28,486)

Net income                                  -            -             -       675,645      675,645
                             -----------------------------------------------------------------------

Balances, June 30, 2007            12,169,187  $     2,070  $  1,541,766   $  (266,933)  $1,276,903
                             =======================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                       (Unaudited)
                                        ---------


                                                                   June 30,     June 30,
                                                                     2007         2006
                                                                 ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   675,645   $(239,283)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                     3,179       6,860
      Amortization of deferred compensation under nonqualified
        stock option plan                                                  -       8,000
      Expenses paid through issuance of common stock                       -      52,500
       (Increase) decrease in accounts receivable                 (1,216,741)    285,168
      Increase in inventory                                          (30,882)    (46,672)
      Decrease (increase) in prepaid expenses                          7,007     (26,898)
      (Decrease) increase in accounts payable and accrued
        liabilities                                                  (84,518)      7,565
                                                                 ------------  ----------
          Net cash (used in) provided by operating activities       (646,310)     47,240
                                                                 ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                      -      (9,302)
                                                                 ------------  ----------
    Net cash used in financing activities                                  -      (9,302)
                                                                 ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                       1,078,514       4,000
  Advances from related parties                                      161,020     202,928
  Payments to related parties                                       (317,694)   (204,966)
                                                                 ------------  ----------
    Net cash provided by (used in) financing activities              921,840       1,962
                                                                 ------------  ----------

NET INCREASE (DECREASE) IN CASH                                      275,530      39,900

CASH, beginning of the period                                        385,474      21,050
                                                                 ------------  ----------

CASH, end of period                                              $   661,004   $  60,950
                                                                 ============  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid                                                  $     3,857   $   1,812
                                                                 ============  ==========
  Income taxes paid                                              $         -   $       -
                                                                 ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim  reporting
------------------

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six month period ended June 30, 2007, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2007. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on form 10-KSB.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Up until December 31, 2004 the Company incurred accumulated losses, and had a working capital deficiency.

Since January 1, 2005, the Company has been working to develop future profitable operations and improve the working capital position of the Company. During the year ended December 31, 2005, the Company refocused its efforts towards operations and profitability. As a result, the Company increased its sales and reduced its proportionate costs. In addition, the Company successfully completed a private placement subsequent to the period whereby it raised $1,107,000 which will be used to develop new products and grow our existing business with new and profitable product lines. As a result of these efforts, the Company has now reached profitable operations, and has positive working capital.

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

Accounts receivable
-------------------

No allowance for uncollectible accounts has been provided. Any accounts receivable that are considered doubtful have been written-off by management as bad debt expense. The amount of bad debt expense for the period ended June 30, 2007 and 2006 are $20,551 and nil. The amounts are included in general and administrative expense in the accompanying consolidated financial statements. The Company's management has evaluated the remaining accounts receivable and believe they are all collectible.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


Inventory
---------

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, management expects these assets to be fully recoverable.

Depreciation expense amounted to $ 3,179 and $ 6,860 for the six months ended June 30, 2007 and 2006, respectively.

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

Shipping  and  handling
-----------------------

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $ 320,211 and $16,815 for the six months ended June 30, 2007 and 2006, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $ 209,289 and $ 14,390 for the six months ended June 30, 2007 and 2006, respectively.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Media  and  production  costs
-----------------------------

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. The Company incurred $ 1,884,738 and $75,907 in such costs for the periods ended June 30, 2007 and 2006.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


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

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the six months ended June 30, 2007, recorded approximately $ 0 in stock compensation expense. If the Company had expensed stock options for the six months ended June 30, 2007, the stock compensation expense would have been $ 0.


The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2007 and year ended December 31, 2006:

                                               Number of Shares              Weighted
                                   ----------------------------------------   Average
                                                        Non-                 Exercise
                                       Employee       Employee     Totals      Price
                                   ----------------  ----------  ----------  ---------
Balance, January 1, 2006                          -  1,209,000   1,209,000   $    0.47
  Granted during 2006                             -          -           -   $    0.00
  Exercised during the year                       -     (8,000)     (8,000)  $    0.50
  Cancelled during the year                       -    (40,000)    (40,000)  $    2.00
                                   ----------------  ----------  ----------
Balance, December 31, 2006                        -  1,161,000   1,161,000   $    0.47

  Cancelled during the period                     -     (4,000)     (4,000)  $    0.50
  Exercised during the period                     -          -           -   $    0.00
                                   ----------------  ----------  ----------
Balance, June 30, 2007                            -  1,157,000   1,157,000   $    0.43
                                   ================  ==========  ==========

During the period ended June 30, 2007 and 2006, there were no options granted. Of the stock options currently outstanding, 1,017,000 options are currently exercisable at a weighted average exercise price of $0.43. These options expire at dates ranging between December 31, 2007 and September 28, 2011.

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the six months ended June 30:

                                                                 2007        2006
                                                               ---------  -----------
Net income (loss) as reported                                  $ 675,645  $ (239,283)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects         -           -
                                                               ---------  -----------

Pro forma net income (loss)                                    $ 675,645  $ (239,283)
                                                               =========  ===========

Earnings (loss) per share:
  Basic - as reported                                          $    0.06  $    (0.02)
                                                               =========  ===========
  Basic - pro forma                                            $    0.06  $    (0.02)
                                                               =========  ===========

  Diluted - as reported                                        $    0.06  $    (0.02)
                                                               =========  ===========
  Diluted - pro forma                                          $    0.06  $    (0.02)
                                                               =========  ===========

For the three months ended June 30:

                                                                  2007        2006
                                                               ---------  -----------
Net income (loss) as reported                                  $ 468,656  $ (220,851)
Deduct:
  Total stock based employee compensation determined under
  fair value method for all awards, net of related tax effects         -           -
                                                               ---------  -----------

Pro forma net income (loss)                                    $ 468,656  $ (220,851)
                                                               =========  ===========

Earnings (loss) per share:
  Basic - as reported                                          $    0.04  $    (0.02)
                                                               =========  ===========
  Basic - pro forma                                            $    0.04  $    (0.02)
                                                               =========  ===========

  Diluted - as reported                                        $    0.04  $    (0.02)
                                                               =========  ===========
  Diluted - pro forma                                          $    0.04  $    (0.02)
                                                               =========  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


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

Concentration  of  credit  risk
-------------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2007, the Company did not exceed the federally insured limit in its main credit card merchant account; however it did exceed the limit by approximately $64,000 in its main operating account and by $305,000 in its investment savings account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2007 and June 30, 2006, 58% and 19% of the Company's accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 42% and 81% of the Company's accounts receivable were due from seven and five international infomercial operators, respectively.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Cell  RX(TM)
------------


During 2007 the Company and Info Marketing Group Inc. ("IMG") entered into a Exclusive License Letter Agreement ("Agreement") granting an exclusive license to ICTV with respect to Cell RX and associated products ("Product").

IMG granted to the Company an exclusive license to manufacture, market and sell Cell RX and associated products anywhere in the world. With respect to marketing and selling assistance to be provided by IMG, such assistance shall include making best efforts to obtain commitments from all of the talent who have in the past or are presently endorsing Product to continue to do so. IMG shall assign to ICTV all of its rights with respect to intellectual property, tangible property, and agreements related to Product.

ICTV shall pay royalties to IMG, up to a maximum amount of $1,000,000.00, as follows. ICTV shall make payments on a monthly basis in an amount equal to 2% (two percent) of the gross sales of Product in the preceding month. ICTV shall make payments in this manner until it has paid a total of $400,000.00 in royalties. Thereafter, ICTV shall make payments on a monthly basis in an amount equal to 1.5% (one and one-half percent) of the gross sales of Product in the preceding month, until it has paid a total of $1,000,000.00 in royalties, after which no further royalties shall be due.

Upon the Company's purchase and payment of IMG's entire inventory of Product, IMG shall convey to ICTV ownership of all of the intellectual and tangible property related to Product. Upon conveyance of such property, the Company's exclusive license shall terminate, and thereafter ICTV shall be the sole owner of Product, with all attendant rights to manufacture, market and sell Product anywhere in the world.

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Derma  Wand(TM)  (continued)
----------------------------

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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the Derma Wand(TM)and was granted exclusive license with respect to the commercial rights to the Derma Wand(TM). The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world. The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual royalty of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega
5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received short-term advances from a shareholder. These advances amounted to $137,875 as of June 30, 2007. Interest rates charged during this period ranged from 0% to 21.24%. These advances are included in "Due to related parties" on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.


NOTE 6 - CAPITAL TRANSACTIONS

During the six months ended June 30, 2007, the Company issued 1,475,999 shares of common stock at $0.75 per share, for a total of $1,106,999 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company's stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. 4,000 options were cancelled at $0.50 per share, for a total of $2,000.


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

                                     Page 22
                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


NOTE 7 - BASIC AND DILUTED LOSS PER SHARE (CONTINUED)


The computations for basic and diluted loss per share are as follows:

                                              Income        Shares       Per Share
For the six months ended June 30, 2007:    (Numerator)   (Denominator)    Amount
-----------------------------------------  ------------  -------------  -----------
Basic earnings per share
------------------------

Income available to common shareholders    $   675,645      11,332,788  $     0.06
                                           ============  =============  ===========

Diluted earnings per share
--------------------------

Income available to common shareholders    $   675,645      11,716,253  $     0.06
                                           ============  =============  ===========

                                               Loss          Shares      Per Share
For the six months ended June 30, 2006:     (Numerator)  (Denominator)    Amount
-----------------------------------------  ------------  -------------  -----------

Basic loss per share
--------------------

Loss available to common shareholders      $  (239,283)     10,693,188  $    (0.02)
                                           ============  =============  ===========

Diluted loss per share
----------------------

Loss available to common shareholders      $  (239,283)     10,693,188  $    (0.02)
                                           ============  =============  ===========
                                              Income        Shares       Per Share
For the three months ended June 30, 2007:   (Numerator)  (Denominator)    Amount
-----------------------------------------  ------------  -------------  -----------

Basic earnings per share
------------------------

Income available to common shareholders    $   468,656      11,972,387  $     0.04
                                           ============  =============  ===========

Diluted earnings per share
--------------------------

Income available to common shareholders    $   468,656      12,483,934  $     0.04
                                           ============  =============  ===========

                                               Loss          Shares      Per Share
For the three months ended June 30, 2006:   (Numerator)  (Denominator)    Amount
-----------------------------------------  ------------  -------------  -----------

Basic loss per share
--------------------

Loss available to common shareholders      $  (220,851)     10,693,188  $    (0.02)
                                           ============  =============  ===========

Diluted loss per share
----------------------

Loss available to common shareholders      $  (220,851)     10,693,188  $    (0.02)
                                           ============  =============  ===========

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


NOTE  8  -  INCOME  TAXES

For the most part, the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. This asset primarily consists of net operating losses and amortization.

The Company had net operating losses of approximately $ 267,000 related to US federal, foreign and state jurisdictions through June 30, 2007. Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                            June 30, 2007
                           ---------------
Net operating loss         $      (33,000)
Basis of investments            2,327,000
Basis of intangibles              428,000
Basis of stock options            103,000
Accumulated amortization          107,000
Accumulated depreciation            4,000
State taxes                      (118,000)
                           ---------------
  Total deferred tax assets     2,818,000
Valuation allowance            (2,818,000)
                           ---------------
  Net deferred tax assets  $            -
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

                    INTERNATIONAL COMMERCIAL TELEVISION INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


NOTE 9 - SEGMENT REPORTING (CONTINUED)

Information with respect to the Company's operating loss by geographic area is as follows:

                              For the six months ended June 30, 2007      For the six months June 30, ended 2006
                             -----------------------------------------  -------------------------------------------
                               Domestic    International     Totals       Domestic      International     Totals
                             ------------  --------------  -----------  -------------  ---------------  -----------
NET SALES
Infomercial products         $  4,232,979  $      601,818  $ 4,834,797  $    156,045   $      346,528   $  502,573

COST OF SALES
Infomercial products         $  1,051,220  $      245,368  $ 1,296,588  $     25,036   $      248,908   $  273,944
                             ------------  --------------  -----------  -------------  ---------------  -----------
Gross profit                    3,181,759         356,450    3,538,209       131,009           97,620      228,629
                             ------------  --------------  -----------  -------------  ---------------  -----------

Operating expenses:
  Depreciation                      2,783             396        3,179         2,131            4,729        6,860
  General and administrative      331,077          42,437      373,514        96,259          212,459      308,718
  Selling and marketing         2,465,378           7,975    2,473,353       116,002           25,361      141,363
  Rent                             13,770           1,958       15,728         2,845            6,314        9,159
                             ------------  --------------  -----------  -------------  ---------------  -----------
Total operating expense         2,813,008          52,766    2,865,774       217,237          248,863      466,100
                             ------------  --------------  -----------  -------------  ---------------  -----------

Operating income (loss)      $    368,751  $      303,684  $   672,435  $    (86,228)  $     (151,243)  $ (237,471)
                             ============  ==============  ===========  =============  ===============  ===========


                              For the three months ended June 30, 2007   For the three months ended June 30, 2006
                             -----------------------------------------  -------------------------------------------
                             Domestic      International   Totals       Domestic       International    Totals
                             ------------  --------------  -----------  -------------  ---------------  -----------

NET SALES
Infomercial products         $  2,932,411  $      219,341  $ 3,151,752  $     40,511   $      139,973   $  180,484

COST OF SALES
Infomercial products         $    730,434  $      109,485  $   839,919  $     17,775   $      126,672   $  144,447
                             ------------  --------------  -----------  -------------  ---------------  -----------
Gross profit                    2,201,977         109,856    2,311,833        22,736           13,301       36,037
                             ------------  --------------  -----------  -------------  ---------------  -----------


Operating expenses:
Depreciation                        1,478             111        1,589           449            1,724        2,173
General and administrative        192,335          14,477      206,812        54,803          138,169      192,972
Selling and marketing           1,620,134          12,302    1,632,436        42,491           13,973       56,464
Rent                                7,300             549        7,849         1,023            3,060        4,083
                             ------------  --------------  -----------  -------------  ---------------  -----------
Total operating expense         1,821,247          27,439    1,848,686        98,766          156,926      255,692
                             ------------  --------------  -----------  -------------  ---------------  -----------

Operating income (loss)      $    380,730  $       82,417  $   463,147  $    (76,030)  $     (143,625)  $ (219,655)
                             ============  ==============  ===========  =============  ===============  ===========

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

Many of our expenses for our own products are incurred "up-front". Some of our up-front expenditures include infomercial production costs and purchases of media time. If our infomercials are successful, these "up-front" expenditures produce revenue on the back-end, as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our third-party products, because we merely act as the distributor for pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended June 30, 2007, with the quarter ended June 30, 2006.

Revenues

Our revenues increased to approximately $3,151,752 for the quarter ended June 30, 2007, up from approximately $180,500 recorded during the comparative quarter in 2006, a 1,646% increase. In June 2007, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television campaign. Our company resources are very limited at this time so it was decided to concentrate these resources on marketing and selling our most popular product. All revenues recorded during the quarter ended June
30, 2007 were generated by our own products, as was the case during the comparative period in 2006.

Gross  Margin

Gross margin percentage increased to approximately 73% for the quarter ended June 30, 2007, compared to approximately 20% for the quarter ended June 30, 2006. The increase in gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended June 30, 2007, we received gross margins of approximately $2,312,000 for Derma Wand, and in the quarter ended June 30, 2006, we received gross margins of $36,000 for Derma Wand.

Operating  Expenses

Total operating expenses increased to approximately $1,849,000 during the quarter ended June 30, 2007, from approximately $256,000 during the quarter ended June 30, 2006, up approximately $1,593,000, or 622%. This increase is attributed primarily to three factors; $1,091,000 in media costs were incurred during the period as compared to $ 15,000 during the quarter ended June 30, 2006, $151,000 in fulfillment charges were charged during the period compared to $2,000 during the quarter ended June 30, 2006, and finally $150,000 in answering service charges in relation to product sales were incurred during the period as compared to $ 4,000 during the quarter ended June 30, 2006.

Net  Income

Apart from the past two fiscal years ended December 31, 2006 and December 31, 2005, we have not achieved profitability on a consistent or annualized basis. Our net income of approximately $469,000 for the quarter ended June 30, 2007 follows up first quarter 2007 net income of approximately $207,000. Market acceptance of the products we launch is the greatest determining factor as to whether we will continue to operate profitably or at a loss.


PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had approximately $661,000 in cash on the books, compared to approximately $385,000 at December 31, 2006. We experienced negative cash flow from operations of approximately $646,000 in the second quarter of 2007 compared to a positive cash flow from operations of approximately $47,000 for the same period in 2006. The negative cash flow from operations was a combination of net income, an increase to accounts receivable, an increase in inventories, and a decrease in prepaid expenses and payables and accrued liabilities.

We have a note payable to The Better Blocks Trust ("BB Trust") in the amount of approximately $591,000.

The Company has granted 1,175,000 stock options; 900,000 at $0.35, 160,000 at $0.36, 60,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00. All option grants vest over a five-year period. To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000. If the optionees exercise the remainder of these options as they vest, we will receive $436,300 in capital The options granted on September 28, 2001 resulted in a deferred non-cash compensation expense of approximately $32,000. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 was amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted, but 4,000 options were cancelled during the period ended June 30, 2007.

During the past two fiscal years ended December 31, 2006 and 2005, as well as the first two quarters of 2007 we have generated a net income from operations. Although we have experienced negative cash flows from operating activities, the Company has working capital of approximately $1,855,000. The accumulated deficit has been decreased to approximately $267,000 as of June 30, 2007. Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable. During this period, we have obtained additional capital of approximately $1,107,000 through the issuance of common stock; since our current operations have reached a profitable level, this capitalization will be used to develop new products and expand our business. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.


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

As of June 30, 2007, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

EXHIBITS

Exhibit
Number    Description

*31.1     Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*31.2     Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32       Section 1350 Certifications

*  Filed herewith

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2007

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

                                        INTERNATIONAL COMMERCIAL TELEVISION INC.
                                        ----------------------------------------
                                        Registrant


Date: August 14, 2007                   By:  /s/ Kelvin Claney
                                           ------------------------
                                        Name:  Kelvin Claney
                                        Title: Chief Executive Officer


Date: August 14, 2007                   By:  /s/ Karl Redekopp
                                           ------------------------
                                        Name:  Karl Redekopp
                                        Title: Chief Financial Officer