Form 10QSB
period 2007-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2007-11-14
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from__________ to __________

Commission file number:   0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10245 Sunrise Place NE, Bainbridge Island, WA  98110
(Address of principal executive offices)

(206) 842-3729
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2007, the Issuer had 12,796,787 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheet as of September 30, 2007 (unaudited)	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to the Consolidated Financial Statements	6-20

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

September 30,
2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$732,843
Accounts receivable (net)	2,529,505
Inventory	253,505
Prepaid expenses and deposits	201,888
Deferred tax asset, less valuation allowance of $2,702,300	-
Total current assets	3,717,741

FURNITURE AND EQUIPMENT:
Furniture and equipment	120,169
Less accumulated depreciation	108,741
Furniture and equipment, net	11,428

Total assets	$3,729,169

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,094,019
Accounts payable and accrued liabilities – related parties	11,781
Due to related parties	172,217
Total current liabilities	1,278,017

NOTE PAYABLE TO SHAREHOLDER	590,723

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000shares authorized, 12,796,787 issued and outstanding	2,698
Additional paid-in-capital	1,568,638
Subscriptions receivable	(27,500)
Retained earnings	316,593
Total shareholders’ equity	1,860,429

Total liabilities and shareholders’ equity	$3,729,169

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

NET SALES
Infomercial products	$3,266,592	$1,035,466	$8,101,390	$1,538,039
	3,266,592	1,035,466	8,101,390	1,538,039
COST OF SALES
Infomercial products	$1,011,567	$244,074	$2,308,154	$518,018
	1,011,567	244,074	2,308,154	518,018

GROSS PROFT	2,255,025	791,392	5,793,236	1,020,021

OPERATING EXPENSES:
Depreciation	1,589	2,173	4,768	9,033
General and administrative	230,134	142,743	603,647	451,462
Selling and marketing	1,433,273	447,824	3,906,628	589,188
Rent	7,606	6,643	23,334	15,801
Total operating expenses	1,672,602	599,383	4,538,377	1,065,484

OPERATING INCOME (LOSS)	582,423	192,009	1,254,859	(45,463)

INTEREST (INCOME) EXPENSE:
Interest (income) expense	(1,102)	1,268	(4,312)	3,080

INCOME (LOSS) BEFORE INCOME TAXES	583,525	190,741	1,259,171	(48,543)

INCOME TAXES
Income tax expense	198,399	64,852	428,118	64,852
Tax benefit of net operating loss carry forward	(198,399)	(64,852)	(428,118)	(64,852)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$583,525	$190,741	$1,259,171	$(48,543)

BASIC NET INCOME (LOSS) PER SHARE	$0.05	$0.02	$0.11	$(0.00)

FULLY DILUTED NET INCOME (LOSS) PER SHARE	$0.04	$0.02	$0.10	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional
	$0.001 par value		Paid-In	Retained	Subscriptions
	Shares	Amount	Capital	Earnings	Receivable	Deficiency in Assets

Balances, January 1, 2006	10,635,188	$536	$392,285	$(1,286,114)	$-	$(893,293)

Issuance of common stock	58,000	58	56,443	-		56,501

Amortization of deferred compensation under non-qualified stock option plan	-	-	16,000	-		16,000

Net income	-	-	-	343,536		343,536

Balances, December 31, 2006	10,693,188	594	464,728	(942,578)	-	(477,256)

Issuance of common stock	2,103,599	2,104	1,427,596	-	-	1,429,700

Subscriptions receivable	-	-	-	-	(27,500)	(27,500)

Stock issuance costs	-	-	(323,686)	-	-	(323,686)

Net income	-	-	-	1,259,171	-	1,259,171

Balances, September 30, 2007	12,796,787	$2,698	$1,568,638	$316,593	$(27,500)	$1,860,429

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,259,171	$(48,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,768	9,033
Amortization of deferred compensation under nonqualified stock option plan	-	8,000
Change in assets and liabilities:
Increase in accounts receivable	(1,974,311)	(390,874)
Increase in inventory	(14,818)	(170,328)
Increase in prepaid expenses	(113,389)	(16,017)
Increase in accounts payable and accrued liabilities	229,766	546,704
Net cash used in operating activities	(608,813)	(62,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(9,302)
Net cash used in financing activities	-	(9,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,078,514	56,500
Advances from related parties	295,895	236,546
Payments to related parties	(418,227)	(233,619)
Net cash provided by financing activities	956,182	59,427

NET (DECREASE) INCREASE IN CASH	347,369	(11,900)

CASH, beginning of the period	385,474	21,050

CASH, end of period	$732,843	$9,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$4,476	$3,080
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America.  The results of operations for the nine month period ended September 30, 2007, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2007. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on form 10-KSB.

Organization

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the state of Nevada on June 25, 1998.

On April 1, 2000, the Company entered into a Share and Option Purchase Agreement with the trustees of The Better Block Trust (“BBT”), which owned or controlled all of the equity interest in Windowshoppc.com Limited (“WSL”), R.J.M. Ventures Limited (“RJML”) and Better Blocks International Limited (“BBIL”).  Under the agreement, the Company purchased all of the equity interest in WSL and RJML, an option to purchase all of the equity in BBIL and obtained a license to all of the assets owned by BBIL.  The purchase price under the agreement was 8,000,000 shares of the Company’s common stock and a $590,723 promissory note. In 2003, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this.  The gain of $148,483 was capitalized to additional paid in capital in connection with the amount of accrued interest forgiven on the note.  The option exercise price is the issuance of an additional 500,000 shares of the Company’s common stock.  For accounting purposes, the acquisition has been treated as an acquisition of ICTV by WSL and RJML and as a recapitalization of WSL and RJML.

Strategic Media Marketing Corp. (“SMM”) was incorporated in the Province of British Columbia on February 11, 2003, and has a December 31 fiscal year-end.

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
SEPTEMBER 30, 2007
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

Since 2005, the Company has been working to develop future profitable operations and improve the working capital position of the Company. During the year ended December 31, 2005, the Company refocused its efforts towards operations and profitability. As a result, the Company increased its sales and reduced its proportionate costs.  In addition, the Company successfully completed three private placements whereby it raised $1,134,500 which will be used to develop new products and grow our existing business with new and profitable product lines.  As a result of these efforts, the Company has now reached profitable operations, and has positive working capital.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when they become due is dependent on the success of its operations. Management believes that the two consecutive years of profitability and the successful financing has mitigated the adverse conditions which raised substantial doubt on the Company’s going concern.

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

Accounts receivable

No allowance for uncollectible accounts has been provided. Any accounts receivable that are considered doubtful have been written off by management as bad debt expense. The amount of bad debt expense for the period ended September 30, 2007 and 2006 are $20,551 and nil. The amounts are included in general and administrative expense in the accompanying consolidated financial statements. The Company’s management has evaluated the remaining accounts receivable and believe they are all collectible.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Inventory

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

Long-term assets are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2007, management expects these assets to be fully recoverable. Depreciation expense amounted to $ 1,589 and $ 2,173 for the three months ended September 30, 2007 and 2006, respectively, and $ 4,768 and $ 9,033 for the nine months ended September 30, 2007 and 2006, respectively.

Revenue recognition

For our direct response television sales generated by our infomercials, product sales revenue is recognized upon shipment of the product to the customer.  The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  The Company provides an allowance for returns based upon past experience.  All significant returns for the years presented have been offset against gross sales. Revenue related to sales to our wholesale customers is recognized when each of the following conditions is met: Persuasive evidence of an arrangement exists, transfer of the benefit of ownership of the products has occurred, our price to the customer is fixed and determinable and collectibility is reasonably assured. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales.  Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $ 595,687 and $ 126,700 for the nine months ended September 30, 2007 and 2006, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $ 461,816 and $ 62,174 for the nine months ended September 30, 2007 and 2006, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $ 2,972,829 and $397,584 in such costs for the nine months ended September 30, 2007 and 2006, respectively.

Income taxes

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

Stock options

The Company adopted a stock option plan (“Plan”).  The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities.  It is intended that options issued under this Plan constitute nonqualified stock options. The general terms of awards under the option plan are that 20% of the options granted will vest the month following the grant, and 10% will vest every 6 months thereafter. The maximum term of options granted is 10 years and the number of shares authorized for grants of options is 3,000,000.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company has the option to either apply FAS 123 (R) on a modified prospective method or to restate previously issued financial statements, and chose to utilize the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the nine months ended September 30, 2007, recorded approximately $ 0 in stock compensation expense. If the Company had expensed stock options for the nine months ended September 30, 2007, the stock compensation expense would have been $ 0.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2007:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2006	-	1,209,000	1,209,000	$0.47
Granted during 2006	-	-	-	$0.00
Exercised during the year	-	(8,000)	(8,000)	$0.50
Cancelled during the year	-	(40,000)	(40,000)	$2.00

Balance, December 31, 2006	-	1,161,000	1,161,000	$0.47

Cancelled during the period	-	(4,000)	(4,000)	$0.50
Exercised during the period	-	-	-	$0.50

Balance, September 30, 2007	-	1,157,000	1,157,000	$0.43

During the period ended September 30, 2007 and 2006, there were no options granted.  Of the stock options currently outstanding, 1,017,000 options are currently exercisable at a weighted average exercise price of $0.43.  These options expire at dates ranging between December 31, 2007 and September 28, 2011.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent.  Actual results could differ from these estimates

Method of Presentation

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of September 30, 2007, the Company did not exceed the federally insured limit  in its  main credit card merchant account; however it did exceed the limit by approximately $469,000 in its main operating account and by $55,000 in its investment savings account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2007 and September 30, 2006, 45% and 58% of the Company’s accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 55% and 42% of the Company’s accounts receivable were due from five and seven international infomercial operators, respectively.

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

Note 3 - Financial instruments

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

The carrying amount of accounts receivable and payable approximate fair value due to their short-term nature.  The carrying amount of note payable debt represent the fair value of the note payable based on the borrowing rate of 0.0%.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 4 - Commitments and contingencies

Cell RXTM

During 2007 the Company and Info Marketing Group Inc. (“IMG”) entered into a Exclusive License Letter Agreement  (“Agreement”) granting an exclusive license to ICTV with respect to Cell RX and associated products (”Product”).

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

Upon the Company’s purchase and payment of IMG’s entire inventory of Product, IMG shall convey to ICTV ownership of all of the intellectual and tangible property related to Product.  Upon conveyance of such property, the Company’s exclusive license shall terminate, and thereafter ICTV shall be the sole owner of Product, with all attendant rights to manufacture, market and sell Product anywhere in the world.

Smart StacksTM

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

On July 1, 1998, RJML entered into a production agreement with The Broadcast Arts Group, Inc. (“BAG”) for the creation of infomercials of Smart StacksTM.  RJML pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials.  In consideration of services rendered by BAG, RJML shall pay a royalty based on RJML’s adjusted gross sales depending on various scenarios as defined in the agreement.  This agreement has an indefinite term, however, it may be terminated upon thirty days written notice under certain conditions as defined in the agreement.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 4 - Commitments and contingencies (continued)

Derma Wand

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

SprintR

On June 6, 2002, the Company entered into an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. (“LSSC”).  LSSC has been granted by way of a valid agreement, by the manufacturer, the exclusive right to market a fold-up rocker-powered scooter.  LSSC agrees to allow the Company to order the scooters directly from the manufacturer and the Company agrees to provide LSSC all copies of such orders.  In consideration of the grant received, the Company shall pay LSSC a royalty per unit sold depending on various scenarios.  The initial term of the agreement is five years starting June 6, 2002.  The agreement automatically and continually renews for successive additional five years unless the Company is in default.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 4 - Commitments and contingencies (continued)

Bondzalot

On July 8, 2002, the Company entered into an exclusive marketing and distribution agreement with an individual in connection with a range of specialty adhesive products (“Products”).  The individual has granted the exclusive right to market through all forms of distribution a product to be known as BondzalotTM in all countries throughout the world other than Canada and the United Kingdom, and on a non-exclusive basis in Canada and the United Kingdom.  In consideration for the right received, the Company shall, at its own expense, produce and test broadcast a long-form infomercial (“Program”) and pay a royalty on a per unit basis at a price to be determined.  The Company agreed to purchase a minimum of $250,000 worth of Products from the individual on an annual basis, commencing from the date the Program is test broadcasted (December 15, 2002), to retain the exclusive rights, otherwise the license shall revert to a non-exclusive license.  The initial term of the agreement is five years starting July 8, 2002.  The agreement automatically and continually renews for successive additional five-year terms, unless either party is in breach of the agreement and the breach is not remedied within 30 days of written notice.  The Company produced and tested the Program.  As the results were poor, the Company did not purchase the minimum commitment to retain exclusive rights.  Management plans to edit the Program with the intention of marketing the Products internationally.

TwinTechTM

In January, 2003, the Company entered into an exclusive agreement with Chevron Oronite Company LLC (“COC”) whereby the parties acknowledge that ICTV intends to market, sell and distribute various automobile fuel and oil additive products, developed by COC, in the United States and elsewhere in the world via various means and media, including, without limitation, one or more direct response television programs of 30 minutes or less.  The initial term of the agreement is three years from the date of first airing of the infomercial and automatically renews for three years unless the Company is in default.

On February 20, 2003, the Company entered into a Supply Agreement with Calidad Auto Tech, Inc. (“CAT”) whereby CAT will sell to the Company and the Company will purchase from CAT certain automobile fuel and oil additive products developed by COC.  The initial term of the agreement is three years from the date of first airing of the infomercial and automatically renews for three years unless the Company is in default.

On April 28, 2003, the Company entered into a Broadcast Video Production Agreement with Real to Reel Productions (“Real to Reel”) whereby Real to Reel will render various services related to the production of an infomercial designed to sell the TwinTechTM  Automotive Engine Treatment Additive.  In addition to the production fee, the Company shall pay a royalty based on gross sales generated from the infomercial.  The term of the agreement is five years and Real to Reel retains the right of first refusal for subsequent new shows to further promote the product.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 4 - Commitments and contingencies (continued)

TwinTechTM (continued)

On April 28, 2003, the Company entered into a funding agreement with a shareholder, whereby the shareholder agrees to pay Real to Reel’s production fee of approximately $196,000, and in return, the Company has agreed to pay a per kit royalty to the shareholder based on various scenarios, until such time as the total royalty payments reach $2,000,000. The production fee was accrued and expensed as “production costs” and included in selling and marketing expenses during the fiscal year ended December 31, 2005.

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above.  In consideration for surrendering our rights to advertise, promote, market, sell or otherwise distribute TwinTechTM we received $800,000 from COC.  From these funds, we have agreed to repay Real to Reel’s production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

Other matters

For the period from January 1, 2004 through August 31, 2005, the Company did not maintain product liability insurance for all products sold.  For certain products, the Company is listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased additional liability insurance to cover all direct to consumer product sales in the US; this policy is due to expire on February 20, 2008.  At present, management is not aware of any claims against the Company for any products sold.

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

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to $172,217 as of September 30, 2007.  Interest rates charged during this period ranged from 0% to 21.24%.  These advances are included in “Due to related parties” on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 6 - Capital transactions

During the nine months ended September 30, 2007, the Company issued 2,103,599 shares of common stock. 1,480,999 shares were issued at $0.75 per share, for a total of $1,110,749 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. 4,000 options were cancelled at $0.50 per share, for a total of $2,000. 475,000 shares were issued at $0.05 per share, for a total of $23,750 as part of a private placement. 147,600 shares were issued as part of the commissions for the private placement on April 13, 2007 at a market value of $2.00 per share.

Note 7 - Basic and diluted loss per share

Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 7 - Basic and diluted loss per share (continued)

The computations for basic and fully diluted loss per share are as follows:

For the nine months ended September 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$1,259,171	11,790,702	$0.11

Diluted earnings per share

Income available to common shareholders	$1,259,171	12,306,569	$0.10

For the nine months ended September 30, 2006:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic loss per share

Loss available to common shareholders	$(48,543)	10,693,188	$(0.00)

Diluted loss per share

Loss available to common shareholders	$(48,543)	10,975,988	$(0.00)

For the three months ended September 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$583,525	12,698,550	$0.05

Diluted earnings per share

Income available to common shareholders	$583,525	13,328,631	$0.04

For the three months ended September 30, 2006:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$190,741	10,693,188	$0.02

Diluted earnings per share

Income available to common shareholders	$190,741	10,934,069	$0.02

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 8 - Income taxes

Until recently, the Company has experienced operating losses. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses and amortization.

The Company had net operating income of approximately $1,259,171 related to US federal, foreign and state jurisdictions through September 30, 2007.  Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are approximately as follows:

September 30, 2007

Net operating loss	$(152,700)
Basis of investments	2,327,000
Basis of intangibles	428,000
Basis of stock options	103,000
Accumulated amortization	107,000
Accumulated depreciation	4,000
State taxes	(114,000)
Total deferred tax assets	2,702,300
Valuation allowance	(2,702,300)
Net deferred tax assets	$-

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 9 - Segment reporting (continued)

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the nine months ended September 30, 2007			For the nine months ended September 30, 2006
	Domestic	International	Totals	Domestic	International	Totals

Net sales	$7,087,412	$1,013,978	$8,101,390	$833,091	$704,948	$1,538,039
Cost of sales	1,919,429	388,725	2,308,154	79,484	438,534	518,018
Gross profit	5,167,983	625,253	5,793,236	753,607	266,414	1,020,021

Operating expenses:
Depreciation	4,171	597	4,768	4,893	4,140	9,033
General and administrative	532,858	70,789	603,647	235,978	215,484	451,462
Selling and marketing	3,879,652	26,976	3,906,628	563,824	25,364	589,188
Rent	20,413	2,921	23,334	8,560	7,241	15,801
Total operating expense	4,437,094	101,283	4,538,377	813,255	252,229	1,065,484

Operating income (loss)	$730,889	$523,970	$1,254,859	$(59,648)	$14,185	$(45,463)

	For the three months ended September 30, 2007			For the three months ended September 30, 2006
	Domestic	International	Totals	Domestic	International	Totals

Net sales	$2,854,432	$412,160	$3,266,592	$677,046	$358,420	$1,035,466
Cost of sales	868,210	143,357	1,011,567	54,448	189,626	244,074
Gross profit	1,986,222	268,803	2,255,025	622,598	168,794	791,392

Operating expenses:
Depreciation	1,388	201	1,589	1,421	752	2,173
General and administrative	201,782	28,352	230,134	93,333	49,410	142,743
Selling and marketing	1,414,271	19,002	1,433,273	429,911	17,913	447,824
Rent	6,643	963	7,606	4,344	2,299	6,643
Total operating expense	1,624,084	48,518	1,672,602	529,009	70,374	599,383

Operating income (loss)	$362,138	$220,285	$582,423	$93,589	$98,420	$192,009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in the "Management's Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

Overview

ICTV was incorporated as Moran Dome Exploration, Inc. on June 25, 1998.  We had limited operations and assets until April 2000, when we entered into and closed a Share and Option Purchase Agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust.  When the Share and Option Purchase Agreement with The Better Blocks Trust closed, we began our operations as an infomercial company selling products directly to consumers via long-form and short-form infomercials, both domestically and internationally.  We market products that we own or have the exclusive license to market (which we refer to as “our products” or “our own products”), and we also act as the international marketing distributor for products owned by third parties (which we refer to as “third-party products”).  As the international marketing distributor for the third-party products, we take previously existing infomercials for third-party products, locate international infomercial operators to sell the products featured in the infomercials, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.

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

Fluctuations in our revenue are driven by changes in our product mix.  Revenues may vary substantially from period to period depending on our product line-up.  A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including, seasonal factors, the product’s stage in its life-cycle, the public’s general acceptance of the infomercial and other outside factors, such as the general state of the economy.

Just as fluctuations in our revenues are driven by changes in our product mix, our gross margins from period-to-period depend on our product mix.  Our gross margins vary according to whether the products we are selling are primarily our own products or third-party products.  As a general rule, the gross margins for our own products are considerably higher based on proportionately smaller cost of sales.  For third-party products, our general experience is that our gross margins are lower, because we record as cost of sales the proportionately higher cost of acquiring the product from the manufacturer.  Within each category (i.e., our own products versus third-party products), gross margins still tend to vary based on factors such as market price sensitivity and cost of production.

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

Results of Operations

Comparison of Quarterly Results

The following discussion compares our results of operations for the quarter ended September 30, 2007, with the quarter ended September 30, 2006.

Revenues

Our revenues increased to approximately $3,266,592 for the quarter ended September 30, 2007, up from approximately $1,035,000 recorded during the comparative quarter in 2006, a 216% increase. Our Derma Wand product generated 100% of the revenues, as was the case during the same period in 2006. In September 2007, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television campaign. Our Company resources are very limited at this time so we decided to concentrate these resources on marketing and selling our most popular product. All revenues recorded during the quarter ended September 30, 2007 were generated by our own products, as was the case during the comparative period in 2006.

Gross Margin

Gross margin percentage decreased to approximately 69% for the quarter ended September 30, 2007, compared to approximately 76% for the quarter ended September 30, 2006. The decrease in gross margin percentage was primarily due to the returns offset against the revenues generated from domestic Derma Wand sales; they were higher than the same period in 2006.

Operating Expenses

Total operating expenses increased to approximately $1,670,000 during the quarter ended September 30, 2007, from approximately $600,000 during the quarter ended September 30, 2006, up approximately $1,070,000, or 178%.  This increase is attributed primarily to increased domestic sales of the Derma Wand and all of the associated media, production and fulfillment costs. General and administrative costs were $230,100 during the quarter ended September 30, 2007, as compared to $142,700 during the quarter ended September 30, 2006 (an increase of 61%) and selling and marketing costs were $1,433,000 during the quarter ended September 30, 2007, as compared to $447,000 during the quarter ended September 30, 2006 ( an increase of  220%).

Net Income

Apart from the past two fiscal years ended December 31, 2006 and December 31, 2005, we have not achieved profitability on a consistent or annualized basis.  Our net income of approximately $583,500 for the quarter ended September 30, 2007 follows up second quarter 2007 net income of approximately $469,000.   Market acceptance of the products we launch is the greatest determining factor as to whether we will continue to operate profitably or at a loss

Plan of Operation; Liquidity and Capital Resources

At September 30, 2007, we had approximately $733,000 in cash on the books, compared to approximately $385,000 at December 31, 2006.  We experienced negative cash flow from operations of approximately $609,000 through the third quarter of 2007 compared to a negative cash flow from operations of approximately $62,000 for the same period in 2006.  The negative cash flow from operations was a combination of net income, an increase to accounts receivable, an increase in inventories and an increase in payables and accrued liabilities

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000. This loan is interest free and has no specific terms of repayment.

The Company has granted 1,175,000 stock options; 900,000 at $0.35, 160,000 at $0.36, 60,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00.  All option grants vest over a five-year period.  To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000.  If the optionees exercise the remainder of these options as they vest, we will receive $436,300 in capital. The options granted on September 28, 2001, resulted in a deferred non-cash compensation expense of approximately $32,000. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 was amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted, but 4,000 options were cancelled during the period ended September 30, 2007.

During the past two fiscal years ended December 31, 2006 and 2005, as well as the first three quarters of 2007 we have generated a net income from operations. Although we have experienced negative cash flows from operating activities, the Company has working capital of approximately $2,440,000. The accumulated deficit  from prior periods has been recouped and we now have retained earnings of  approximately $317,000 as of September 30, 2007.  Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable. During this period, we have obtained additional capital of approximately $1,134,500 through the issuance of common stock; since our current operations have reached a profitable level, this capitalization will be used to develop new products and expand our business. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.

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

As of September 30, 2007, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change  in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially     affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBITS

Exhibit
Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

*32	Section 1350 Certifications

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: November 14, 2007	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: November 14, 2007	By:	/s/ Karl Redekopp
Name: Karl Redekopp
Title: Chief Financial Officer