Form 10KSB
period 2007-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2008-03-31
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB
(Mark One)
☒  Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended     December 31, 2007
OR
☐  Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from                                          to

Commission file number: 0-49638

International Commercial Television Inc.
(Name of small business issuer in its charter)

Nevada	76-0621102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10245 Sunrise Place NE
Bainbridge Island, WA	98110
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (206) 842-3729
Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act         Yes ☐   No ☒

Issuer’s revenues for its most recent fiscal year:       $11,323,505

The aggregate market value of the common stock held by non-affiliates of the issuer on February 13, 2008, based on the average bid and asked price on that date, being $2.43, was approximately $34,543,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.”  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2008, the issuer had 14,274,287 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to
Annual Report on Form 10-KSB
For the Year Ended December 31, 2007

Index

Part I

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-KSB may contain “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by International Commercial Television Inc (“ICTV”).  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that ICTV achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and ICTV assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by ICTV in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

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

A short-form infomercial is a 30-second, 60-second, or 120-second spot, while a long-form infomercial is a 28½-minute direct response commercial.  Short-form infomercials generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less.  Long-form infomercials generally feature products with a selling price of $30 - $300 and are usually unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

Our domestic division has been our primary revenue source for the fiscal year ended December 31, 2007, while our international division was our primary revenue source for the fiscal year ended December 31, 2006. 91% of our product sales for the year ended December 31, 2007, were generated from products sold domestically, as compared to 55% for the same period in 2006.  In 2007 our focus shifted to the domestic market for several reasons.  First, we received a high demand for our infomercial products through our direct response television (DRTV) campaign.  Second, we have entered into a sales arrangement with the Home Shopping Network (HSN) who began selling our Derma Wand product in June 2007. Finally, many of our infomercials for our primary products are awaiting editing for either rollout or testing, and the funds required for production will come from additional financing or cash flow. During 2007, our domestic marketing campaign was fully operational, as was our arrangement with HSN. Management has plans to devote more time and resources in developing our strategies to focus on the lucrative US market. Although we plan to continue to devote attention to and to expand our international operations, we expect the vast majority of our revenue in the future to come from domestic sales.

In addition to products that we own or have the exclusive license to market (which we refer to as “our products” or “our own products”), we act as the international distributor for products owned by third parties (which we refer to as “third-party products”).  For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.  In most instances, there are previously existing infomercials for the third-party products.  For the year ended December 31, 2007, we generated no revenue from third-party products as was the case for the year ended December 31, 2006.

Index

We are a Nevada corporation, and our headquarters are located at 10245 Sunrise Place NE, Bainbridge Island, WA 98110.

Corporate History

Our predecessor, The Gun Store, Inc., was incorporated in Montana on February 11, 1993.  On June 25, 1998, The Gun Store, Inc. reincorporated in Nevada under a voluntary share exchange with Moran Dome Exploration, Inc., a Nevada corporation.  Moran Dome was incorporated on June 25, 1998.  Under the exchange, The Gun Store’s 100 issued and outstanding shares of common stock were exchanged pro rata for 1,000,000 shares of Moran Dome Exploration, Inc. common stock.  At the same time, Moran Dome entered into an agreement with Canadex Ventures Inc. for the rights to market, manufacture and use oxygen-enriched water for mining and mineral extraction in Alaska.  The agreement with Canadex terminated on or about December 1998.  Moran Dome entered into a similar agreement with David R. Mortenson & Associates in April 1999, for the license to manufacture and use a product known as Biocatalyst for mining, mineral extraction and ore processing.  Moran Dome did not adequately exploit the rights granted by David R. Mortenson & Associates, and those rights lapsed.

In April 2000, Moran Dome entered into and closed a share and option purchase agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust, which owned or controlled all of the equity interest in Windowshoppc.com Limited (“WSL”), R.J.M. Ventures Limited (“RJML”) and Better Blocks International Limited.  Under the agreement, Moran Dome purchased all of the equity interest in Windowshoppc.com Limited and R.J.M. Ventures Limited and an option to purchase all of the equity in Better Blocks International Limited, as well as a license to all of the assets owned by Better Blocks International Limited.  The purchase price under the agreement was 8,000,000 shares of Moran Dome’s common stock and a $590,723 promissory note.  The option exercise price is the issuance of another 500,000 shares of our common stock.

Following the transaction with The Better Blocks Trust, our objective has been to acquire products by either licensing arrangement or acquisition that are suitable for profitable direct response television advertising.

In March 2001, we amended and restated our articles of incorporation and changed our name from Moran Dome Exploration, Inc. to International Commercial Television Inc. (“ICTV”).

Strategic Media Marketing Corp. (“SMM”) was incorporated in the Province of British Columbia on February 11, 2003.  SMM is 100% wholly-owned by ICTV.  SMM  purchases media time for ICTV.

During 2003, we transferred all assets and commitments of WSL and RJML directly to ICTV.  We concurrently had WSL and RJML removed from the New Zealand Registrar of Companies.

Industry Overview

In 1984, the Federal Communications Commission (FCC) repealed its limitations on advertising minutes per hour, which permitted the sale of 30-minute blocks of television advertising and the birth of the infomercial industry.  Prior to 1984, it was virtually impossible to produce a television infomercial, because the maximum allowable minutes of commercial messages per hour was only 16 minutes under FCC standards.  By the 1980s, the cable television industry was no longer regulated, which resulted in a rapid abundance of cable channels.  The increase in cable channels meant there was more available media time.  The producers of infomercials capitalized on this by purchasing media time from cable channels to air their infomercials.  The infomercials combined the concepts of retail marketing and direct response marketing into a talk-show-type format.  In the 1980s, increased attention from the Federal Trade Commission, as well as from federal and state consumer protection agencies, led to more stringent regulation of the industry and the development of the National Infomercial Marketing Association (now the Electronic Retailing Association) as a self-regulatory organization.  Infomercials and home shopping channels soon became a widely accepted manner by which to obtain information regarding products and services and to purchase products and services from home.  As time has progressed, the infomercial industry has grown steadily to include a greater variety and quantity of products marketed through infomercials.

Index

Market Opportunity

Direct Response Industry

Direct response marketing has enjoyed dramatic growth in the last five years.

The most comprehensive and current review of the direct response market is the Power of Direct Marketing 2007-2008 Edition published by the Direct Marketing Association ('DMA') .

Evidence of growing consumer acceptance of direct response is readily apparent from the DMA study of the US market:

▪	Marketers, in 2007, spent an estimated $173.2 billion for direct marketing promotions which will, in turn, generate an estimated $2.0 trillion in US sales

▪	Direct marketing Return on Investment for health and personal care products is high. For 2007, an investment of $1 in direct marketing returned $16.38 revenue on average.

▪	Sales driven by direct marketing are projected to grow by 6.6% through 2012; by comparison, overall U.S. sales are projected to grow 4.8% in that same period.

▪	Direct response television (DRTV) advertising has pulled down about $156.6 billion in sales in 2007

According to the report, 16.9 percent of  direct marketing purchases are coming from the Internet. Half the people watching TV are simultaneously online, and more than half of the online audience now has access to high-speed Internet connections. This has fueled the growth of DRTV sales on the Internet. It also has allowed for streaming video of TV commercials on the Web. This has helped to reinforce the DRTV message online, which has translated into more online business for DRTV advertisers.

Traditional US Retail Market

According to Plunkett Research Ltd’s “Plunkett’s Retail Industry Almanac 2008”,  the total estimated value of U.S. retail sales for the year 2007 was $4.50 trillion, of that figure $131.0 billion was from e-commerce retail sales.  Census data from the U.S Census Bureau provides that retail sales of automotive parts and accessories (including tire stores) in 2006 amounted to $901 billion; sales of electronics and household appliances amounted to $109 billion; and sales of health and personal care products amounted to $224 billion.

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

Our Proposed Brands and Current Products

We continually seek to develop, acquire or obtain the license to consumer products that we believe can be distributed and marketed profitably, especially in the retail environment.  Our success depends, in part, on our ability to market products that appeal to viewers and that can be easily associated with a particular brand.  In order to succeed, we are also  cognizant of the need to identify new products to supplement and possibly replace our existing product lines as they mature through product life cycles.

Index

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

Our Chief Executive Officer, Kelvin Claney, has been sourcing products since 1984 and has made contacts over the years with trading companies, manufacturers and manufacturers’ representatives in Hong Kong, Taiwan, United Kingdom, Israel, South Africa, Australia, New Zealand, Canada and the United States.  These parties often forward newly developed products to Mr. Claney to promote and bring them to the marketplace through direct response marketing.

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

▪
Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace.  Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

▪	Must support a 4 – 5 times mark-up from landed cost while still representing good perceived value to the consumer;

▪
Must have a unique “hook” to be able to catch the attention of the viewer - infomercials simply portray the consumer’s problem and the solution provided by the product and usually present a significant before and after state - the bigger the problem solved by the product, the greater the sales potential;

▪	Easily and effectively promoted through sustained television branding;

▪	Supports a margin sufficiently high enough to maintain profitability to us when sold through conventional retailers;

▪	Has high volume sales potential, to ensure retailer interest;

▪
Exhibits potential for “back-end” sales either through traditional retail or by company-run “auto ship” continuity programs - the more related products that are available for upsell/back-end campaigns, the wider the advantage in the infomercial marketplace;

▪	Should have the potential to be turned into a long-term retail item – a product can drive retail sales by capitalizing on awareness advertising that is created with a successful infomercial; and

▪	Must be relatively easy to ship.

Index

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

Health and Beauty Products

The Health and Beauty category is a strong and proven DRTV category as products in this category demonstrate well on television with before and after clinicals, possess high profit margins, and are aimed at the highly motivated “Fountain of Youth” markets.

Derma WandTM

We have a worldwide exclusive license to sell the Derma Wand, a skin care appliance that reduces fine lines and wrinkles and improves overall skin appearance.  We own a long-form infomercial which to date has been placed in weekly media schedules in Canada, the Philippines, South Africa, Finland, Sweden, Denmark, Holland and the UK.

We have a distribution agreement with Creative Nations International to supply the Derma Wand to international operators in the previously untested areas in the Southeast Asian market.

For the years ended December 31, 2007 and 2006, we generated approximately $1,014,000 and $1,640,000 in revenue from international sales of Derma WandTM and $10,309,000 and $1,176,975 from domestic sales of Derma WandTM. The price consumers pay for Derma WandTM varies from country to country, however, it generally ranges from approximately $90-$120.

The Derma Wand and associated DermaVital skin care products are long-term continuity products.  The show has now been airing in the U.S. market throughout 2007, and as we expected the corresponding Internet sales have increased.

DermaVital Hydra Infusion Treatment

DermaVital is a product that allows water to penetrate the skin's surface, thus re-hydrating the deeper layers.  Medical experts, including dermatologists, agree that dehydration or lack of water, is a major cause of skin problems.  The problem is that the skin by itself is virtually waterproof and water cannot penetrate its resilient surface.  This moisturizing formula has been granted a U.S. Government patent for its ability to send water into the deeper layers of the skin where it is most needed.  The result is a deeper moisturization that softens, cleanses and hydrates the skin in a way that enhances and supports the skin's own natural functions.

Cell RXTM

Cell RX is a skin care product that through a process called nanotechnology, includes high-quality Vitamin C contained in a powder form. This powder turns to a cream as you rub in onto your face, so your skin can absorb the Vitamin C more effectively, without it oxidizing in its liquid form. Until this product was developed, there was no effective way to apply Vitamin C directly to the skin; Vitamin C in liquid form quickly deteriorates and becomes oxidized. Cell-RX contains UVA and UVB protection to stop sun damage before it starts. It is fragrance-free and hypoallergenic and is shipped in an airless chamber, to ensure its freshness and that it remains at full potency. It has been tested using the most advanced skin-research equipment. In clinical studies, those who used CellRX saw a 50%-70% reduction in fine lines and wrinkles.

For the years ended December 31, 2007 and 2006, we generated approximately $94,000 and $0 in revenue from domestic sales of Cell RXTM .The price consumers pay for Cell RXTM is $99.

Index

Additional Products – Various Categories

Air-O–Space 5-in-1 SofaBed

AIR-O-SPACE Bed is a inflatable bed system that has five different furniture configurations.  It is a sofa, lounger, recliner, bed, and a children’s high-rise sleeper all-in-one product.  Made to exacting standards, this quality inflatable product comes with its own turbo action inflatable/deflatable pump, an emergency repair kit and a travel bag for easy portability.  After a series of tests in the United States market, we determined that the long-term viability of this project, in what has become an overcrowded market, was limited.  As a result, we sold off our remaining inventory and no longer carry the product.

BetterBlocksTM

In April 2000 we acquired the exclusive, royalty-free worldwide license to manufacture market and distribute BetterBlocksTM, a patented plastic toy building system, under the Share and Option Purchase Agreement with The Better Blocks Trust.  Prior to our acquisition of BetterBlocksTM sales of BetterBlocksTM had been impressive, more than 5 billion individual blocks having been sold since the first short-form infomercial ran on Nickelodeon.  BetterBlocksTM has been sold mainly through DRTV, mail order catalogues, retail and the television shopping channel QVC.  In 1999, in one 24-hour period on QVC, $1.3 million worth of BetterBlocksTM were sold.

We also own a long-form infomercial.  This infomercial was  edited and tested successfully late 2003 in Europe.  As a result of this test there is now strong interest in international infomercial operators to run BetterBlocksTM in their various markets including Japan.  Japan is second only to the US market in the sales of children’s building blocks and our associate there is particularly strong in the toy market.

Smart StacksTM

We acquired the rights to exclusively manufacture and market an innovative storage system known as “Smart StacksTM”.  Since the long-form infomercial was first aired in October 1998, one million Smart StacksTM storage systems have been sold worldwide, of which 400,000 of those were sold on QVC in triple pack form.

A new range of larger size Smart StacksTM has just been completed and prototypes were shown to a large US home shopping channel who has indicated a willingness to sell them on their network subject to their approval of the final product.  We had intended to re-edit the Smart StacksTM infomercial, but elected to test the new configuration on a major US shopping channel beforehand.  The results have confirmed our intention to re-edit the current show, however, increased product costs will require us to reconfigure the entire product offer.

Our marketing efforts to date with regard to Smart StacksTM have focused on the international market.

Other

TwinTech™

TwinTech™ is a two-in-one engine treatment that combines the benefits of both an oil additive and a fuel additive in one product, delivered via the gas tank.  In 2003 we secured an exclusive international distribution agreement with Chevron Oronite Company LLC (“COC”) to market and distribute TwinTech™, and began infomercial production in June 2003.  In September 2004, we received final approval from COC to broadcast the infomercial in the United States.  At that time COC expressed interest in buying out our rights to TwinTechTM and in March 2005, we terminated our relationship with COC in exchange for $800,000 US.  As a result of this buyout from COC we have surrendered our rights to advertise, promote, market, sell or otherwise distribute TwinTechTM.

Index

Third-party Products

We also have the rights to sell the following third-party products, both domestically and internationally: Ab Away, Aussie Nads, CybersonicTM, Mojave Sunglasses, and Perfect Pancake.  Our rights to these third-party products are in the form of informal licenses from the owners of the products to act as the international distributor.  As the international distributor, we locate international infomercial operators to air the infomercials, and we receive either royalties from the sales of the products or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.  None of our total revenue for the year ended December 31, 2007, came from the sale of third-party products, as was the case for the year ended December 31, 2006.

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

More importantly, we feel that infomercials build brand awareness.  Viewers of a long-form infomercial are exposed to the name and features of a particular brand and product for nearly thirty minutes.  We think that this brand recognition will make it easier to market the featured product in the retail environment, because consumers who have seen our infomercials will already have been exposed to the brand.  We expect other products within the featured product’s family to benefit from brand association in the retail environment.  We believe this introduction of product family brands through infomercials will save much time, money and effort that we would otherwise have to spend on marketing if we were to introduce our products to traditional retail without airing the infomercials first.

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

We contract with several independent companies to manufacture our products.  In general, we place an order with the manufacturer and we pay the manufacturer cash upon shipment of the goods.  In some instances, we provide the manufacturer with an advance payment to cover a portion of the manufacturers’ costs, and we pay the balance after the goods are shipped.

We contract with telemarketing firms to answer phones and capture orders for products sold through our infomercials.  Our storage of inventory and fulfillment of orders is performed in house and by contracted fulfillment companies as needed.

We generally fulfill our orders within 1-5 days of the date customers order our products.  If for some reason we are unable to fulfill an order within 5 days of the date of a customer’s order, then we provide the customer with a letter explaining the reason for the delay.  The letter will also provide the customer with a revised shipping date not to exceed 30 days, and will offer the customer an option to either consent to the delay in shipping or to cancel their order and receive a prompt refund.

Index

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

Media Testing

Once the infomercial is produced, we  acquire a minimal amount of inventory and purchase $10,000-$20,000 worth of media time through one of our preferred direct response television specialist media agencies to test the infomercial in select target markets.  The agencies generally have comprehensive records of the markets and time slots in which certain product categories have historically sold well.  The agencies also have comprehensive tracking and analyzing programs to test and track the sales response in the markets where we air our infomercials.  The agencies will provide us with a report showing the amount of revenue generated from the infomercial as a ratio to media dollars spent.  For example, a 2.5:1 ratio means that for every $1.00 spent on media, $2.50 was generated in sales.  We take this information, along with other things such as cost of goods, fulfillment charges, telemarketing costs, insurance, returns, credit card commissions and shipping costs and generate our own reports to assess the success of the infomercial in our target markets.

Product Rollout

If a positive result is achieved during media testing, we will begin to build up inventory of the product and “roll out” the infomercial on a wider scale by increasing media spending on a weekly basis until a point just before returns diminish.  When we roll out infomercials, we generally begin with a media spend of $75,000-$100,000 per week for media time for a long-form infomercial and a minimum of $50,000 per week for a short-form infomercial or spot.  We monitor results, payoffs and profitability of our infomercials on a daily basis and aim to be very cautious as to when and how we go about rolling out our infomercials.

In our experience, a “good average” infomercial, which we define as having a media ratio of 2.5:1, will have a life span of 8 to 12 months and will, at its peak, sustain $150,000-$200,000 in media spending per week.  A “hit” infomercial, which we define as having a media ratio of 4:1 or greater, will have a life span of 12 to 24 months, and at its peak, will sustain $600,000-$700,000 in media spending per week.

International Sales

The goal of our international division is to establish solid distribution relationships in each country where we air infomercials.  By doing so, we can tailor our products and production for each individual region, and forge relationships with local experts and established companies that are intimate with the marketplace.  When a product that was domestically sold in an infomercial is prepared for international distribution, the international infomercial operator will dub the infomercial, develop product literature in the appropriate foreign language and review the infomercial’s compliance with local laws.  The international infomercial operator will then test the infomercial and roll it out on a larger scale if the test marketing is successful.  We believe that almost every well-produced infomercial will produce profitable margins somewhere internationally, even if it has failed in the United States.

For the year ended December 31, 2007, international product sales contributed to about 9% of our revenue as compared to 59% for the previous year.  Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world.  We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

Index

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

Television advertising will continue during the transition from DRTV marketing to full retail placement.  Television promotion at this point usually takes the form of 30-second and 15-second “brand-burster” commercials.  From these messages, consumers learn that the product already introduced to them through infomercials is now available in retail stores.  A “super special” dial-800 offer will be featured to strengthen the message.

These “brand-burster” advertisements are placed on cable channels, selected because of their reach or because the nature of the product coincides with the known interests of a particular audience [e.g. an automotive product infomercial appears on Speedvision, a cable channel drawing car buffs].

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

Customer Service

We seek to provide our customers with quality customer service.  We generally offer an unconditional 30-day money back return policy to purchasers of our products.  Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product’s profitability.  We have not performed any such investigations because our return ratios have been acceptable, in the range of 11 to 17 percent. Anything above 22 percent (the industry average on DRTV sales, per HSN) would be considered an unacceptable level of returns.

Competition

We compete directly with several established companies that generate sales from infomercials and direct response television, as well as small independent direct response television producers.  Our competitors also include companies that make imitations of our products at substantially lower prices.  Products similar to ours may be sold in department stores, pharmacies, general merchandise stores, magazines, newspapers, direct mail advertising, catalogs and over the Internet.  Many of our major competitors, who include Thane International Inc. and Guthy-Renker Corp., have substantially greater financial, marketing and other resources than us.

We expect that we will face additional competition from new market entrants and current competitors as they expand their direct marketing business models.  The barriers to entry in the infomercial industry are fairly low, but there are many difficult hurdles for young entrants to overcome if they are to be successful in the long-term.  To be competitive, we believe we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations.  We must also source successful products, create brand awareness and utilize good sales pitches for our products.  We believe that although we have a limited operating history, we are strategically positioned to compete because of our management’s experience and strong relationships in the industry.  In addition, we feel that associating our products with particular brands and focusing on the traditional retail environment, as we intend to do, will give us a competitive advantage over traditional infomercial companies who fail to capitalize on the consumer awareness they create via their infomercials.

Index

Intellectual Property

Our success is dependent, in part, upon our proprietary rights to our primary products.  The following consists of a description of our intellectual property rights.

•	Trademarks

We have several registered trademarks for BetterBlocksTM in countries throughout the world.  We have also registered trademarks in the United States for Derma WandTM, Cell RXTM , Smart StacksTM ..

•	Patents

We have patents for the toy building elements of BetterBlocksTM in several countries throughout the world.  We also have the exclusive right to the use of the worldwide patent for Derma WandTM, as is necessary to manufacture, market and distribute Derma WandTM ..

•	Copyrights

We have copyright registrations for all versions of our infomercials for Derma WandTM ,BetterBlocksTM and Smart StacksTM.

•	Registered Designs

We have registered designs for BetterBlocksTM in several countries throughout the world.

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

Royalty Agreements

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of Smart StacksTM and Derma WandTM under the following agreements:

Smart StacksTM

•
Under a manufacturing, marketing and distribution agreement with the inventor of Smart StacksTM, we are obligated to pay her royalties based on a certain percentage of the net sales of Smart StacksTM.  The current term of the agreement terminates in May 2008.  The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default, and are notified in writing of her intent to terminate the agreement.

Index

•
Under a production agreement with the Broadcast Arts Group (“BAG”), we are obligated to pay BAG royalties based on a certain percentage of adjusted gross revenues from the sale of Smart StacksTM.  We may terminate the contract with written notice if we elect not to air the infomercial and market the product.

Derma WandTM

•	Under a marketing and royalty agreement with the developer of Derma WandTM, we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

•
Under a production agreement with BAG, we are obligated to pay royalties to BAG based on adjusted revenues or units sold depending on various scenarios as defined in the agreement.  This agreement terminated on August 31, 2005.

•
Under an endorsement agreement with an individual for her appearance in a Derma WandTM infomercial, we are obligated to pay her for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter.  Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter.  The current term of the agreement terminates in October 2009, and thereafter will automatically and continually renew for successive and additional 5-year terms unless we are in material default and are notified of her intent to terminate the agreement.

During the past three years we entered into the following agreements in connection with  SprintR, BondzalotTM  and Cell RXTM with the obligation to pay royalties as follows:

SprintR

•
Under an exclusive license and marketing agreement with Land Surfer Scooter Company Ltd. (“LSSC”), we are obligated to pay LSSC a royalty per unit sold depending on various scenarios.  The initial term of the agreement terminates in June 2007.  The agreement will thereafter automatically and continually renew for successive additional 5-year terms, unless we are in material default.

BondzalotTM

•
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

Cell RX TM

•
During 2007, our Company and Info Marketing Group Inc. (“IMG”) entered into a Exclusive License Letter Agreement  (“Agreement”) granting an exclusive license to ICTV with respect to Cell RX and associated products (”Product”).

•
IMG granted to the Company an exclusive license to manufacture, market and sell Cell RX and associated products anywhere in the world.  With respect to marketing and selling assistance to be provided by IMG, such assistance shall include making best efforts to obtain commitments from all of the talent who have in the past or are presently endorsing the Product to continue to do so. IMG shall assign to ICTV all of its rights with respect to intellectual property, tangible property, and agreements related to the Product.

•
ICTV shall pay royalties to IMG, up to a maximum amount of $1,000,000, as follows.  ICTV shall make payments on a monthly basis in an amount equal to 2% (two percent) of the gross sales of Product in the preceding month.  ICTV shall make payments in this manner until it has paid a total of $400,000 in royalties.  Thereafter, ICTV shall make payments on a monthly basis in an amount equal to 1.5% (one and one-half percent) of the gross sales of Product in the preceding month, until it has paid a total of $1,000,000 in royalties, after which no further royalties shall be due.

Index

•
Upon the Company’s purchase and payment of IMG’s entire inventory of the Product, IMG shall convey to ICTV ownership of all of the intellectual and tangible property related to the Product.  Upon conveyance of such property, the Company’s exclusive license shall terminate, and thereafter ICTV shall be the sole owner of the Product, with all attendant rights to manufacture, market and sell the Product anywhere in the world.

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

We are also subject to the Federal Mail/Telephone Order Rule.  Under the Mail/Telephone Order Rule, it is an unfair or deceptive act or practice for a seller to solicit any order for the sale of merchandise to be ordered by the buyer through the mail or by telephone unless, at the time of the solicitation, the seller has a reasonable basis to expect that it will be able to ship the ordered merchandise to the buyer within 30 days after the seller’s receipt of a properly completed order from the buyer.  If the buyer uses credit to pay for the merchandise, the time period within which the seller must ship the merchandise to the buyer is extended to 50 days.  Under the Mail/Telephone Order Rule, the seller, among other things, must provide the buyer with any revised shipping date.  If the seller is unable to fulfill an order within 30 or 50 days, as the case may be, then the seller must provide the buyer an option either to consent to a delay in shipping or to cancel their order and receive a prompt refund.

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

Research and Development

Our research and development costs have consisted of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.  In 2003 we started production on our TwinTechTM infomercial.  Under an arrangement made with a shareholder, the shareholder agreed to pay the entire infomercial production fee in return for a per kit royalty.  In March 2005, we terminated our relationship with Chevron Oronite Company LLC (“COC”).  In exchange for a buyout of $800,000 US from COC we have surrendered our rights to advertise, promote, market, sell or otherwise distribute TwinTechTM.  As a result, we agreed to repay the production cost for the infomercial to the shareholder out of the proceeds received from COC.

Available Information and Reports to Stockholders

We are subject to the information and periodic reporting requirements under Section 12(g) of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission.  Any document we file may be read and copied at the Commission’s Public Reference Room located at 450 Fifth Street NW, Washington DC 20549.  Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms.  Our filings with the Commission are also available to the public from the Commission’s website at http://www.sec.gov.

Index

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at a month to month rate of $350 per month by Kelvin Claney, President of the Company.  In addition, we rent an office in North Vancouver, British Columbia for our international operations, where we have entered into a three-year lease commencing January 1, 2006 for approximately $2,400 per month.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard.  We also believe our property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation and none of our property is the subject of a pending legal proceeding.  Further, our officers and directors know of no legal proceedings against us or our property contemplated by any entity including any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our Company’s shareholders during the year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Our common stock trades on the OTC Bulletin Board under the symbol “ICTL”.  The OTCBB constitutes a limited and sporadic trading market and does not constitute an “established trading market”.  An established trading market for our securities does not exist.  The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Stockwatch is set forth below.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter ended	High	Low	Quarter ended	High	Low
	$	$		$	$
December 31, 2007	2.65	2.55	December 31, 2006	1.00	0.94
September 30, 2007	2.80	2.75	September 30, 2006	0.70	0.70
June 30, 2007	2.79	2.60	June 30, 2006	0.75	0.60
March 31, 2007	1.67	1.52	March 31, 2006	1.25	1.09

Index

HOLDERS

As of March 29, 2008, there were 14,274,287 shares of common stock outstanding, held by approximately 264 shareholders of record.

DIVIDENDS

To date we have not paid any dividends on our common stock, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  Payment of any dividends will be dependent upon our future earnings, if any, our financial condition, and other factors the board of directors determines are relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past three years.  No such sales involved the use of an underwriter.

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

During the year ended December 31, 2007, the Company issued 3,586,099 shares of common stock. 1,480,999 shares were issued at $0.75 per share, for a total of $1,110,750 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. 4,000 options were cancelled at $0.50 per share, for a total of $2,000. 475,000 shares were issued at $0.05 per share, for a total of $23,750 as part of a private placement. 147,600 shares were issued as part of the commissions for the private placement on April 13, 2007 at a market value of $2.00 per share. 1,482,500 shares were issued at $2.20 per share for a total of $3,261,500 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements in Item 7.  Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in the “Outlook: Issues and Uncertainties” section of this Form 10-KSB.

Index

Overview

ICTV was incorporated as Moran Dome Exploration, Inc. on June 25, 1998.  We had limited operations and assets until April 2000, when we entered into and closed a Share and Option Purchase Agreement with Kelvin Claney, Robin Jan Claney and William Ainslie Reece, in their capacity as trustees of The Better Blocks Trust.  When the share and option purchase agreement with The Better Blocks Trust closed, we began our operations as an infomercial company selling products directly to consumers via long-form and short-form infomercials, both domestically and internationally.  We now market products that we own or have the exclusive license to market (which we refer to as “our products” or “our own products”), and we also act as the international marketing distributor for products owned by third parties (which we refer to as “third-party products”).  As the international marketing distributor for the third-party products, we take previously existing infomercials for third- party products, locate international infomercial operators to sell the products featured in the infomercials, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.

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

Fluctuations in our revenue are driven by changes in our product mix.  Revenues may vary substantially from period-to-period depending on our product line-up.  A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including, seasonal factors, the product’s stage in its life-cycle, the public’s general acceptance of the infomercial and other outside factors, such as the general state of the economy.

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

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2007, with the fiscal year ended December 31, 2006.

Revenues

Net sales increased to approximately $11,300,000 in 2007 from approximately $2,970,000 in 2006, an increase of $8,330,000 or 280%. For our infomercial products, in 2007, our domestic DRTV marketing campaign in the U.S.  was fully engaged; however we still maintained our relationship with the international market. In 2007, 9% of our revenue came from our international sales compared to 55% in 2006, and 91% of our revenue were generated by our domestic sales as compared to 45% in 2006.   The product that provided the majority of our revenue in 2007 was our own product, Derma WandTM. 100% of net sales were generated by the sale of our own products in 2007, 99% of which was attributed to the Derma WandTM, as compared to 100% in 2006

Index

Derma WandTM sales reached a new high in 2007 and with stronger acceptance both domestically and internationally; we expect sales to continue to grow in 2008.

Gross Margin

Gross margin percentage increased to approximately 72% in 2007 from approximately 59% in 2006.  The increase in gross margin percentage was primarily due to the fact that we received 99% of our total revenues in 2007 from the sales of our own Derma WandTM product where we generally have a lower cost of sales than we do for other products.  In 2007, we received approximately $8,094,000 in gross margin for Derma WandTM, compared to approximately $1,767,000 in 2006.

Operating Expenses

Total operating expenses increased to approximately $6,700,000 in 2007, up from approximately $1,400,000 in 2006, an increase of $5,300,000, or 378%.  Management’s efforts to increase operations and sales of Derma WandTM over the past 12 months are one of the reasons for the increase in operating expenses.  The majority of operating expenses , approximately $4,720,000, can be attributed to an increase in media costs and fulfillment costs associated with the domestic marketing campaign of our Derma WandTM product.

Net Income

Over the past two fiscal years, we have managed to achieve profitability on an annualized basis.  Our net income of over $1,475,000 for the year ended December 31, 2007, follows up a 2006 net income of over $343,000.  Although we expect continued strong sales from our Derma Wand product over the next fiscal year, we will continue to operate at or near break-even, as we reinvest all available funds into new products.  Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

Stock Options

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

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

Plan of Operation; Liquidity and Capital Resources

At December 31, 2007, we had approximately $3,788,000 in cash and equivalents, compared to approximately $385,000 at December 31, 2006. We incurred a negative cash flow from operations of approximately $821,000 in 2007, compared to a positive cash flow from operations of approximately $537,000 in 2006. In 2007, increases in accounts receivable, inventory and prepaid expenses of approximately $2,589,000 offset the increase in accounts payable and accrued liabilities of $285,400 and net income.  In 2006, increases in accounts payable and accrued liabilities of approximately $476,000 and expenses of $52,500 paid through the issuance of common stock added to the income (approximately $416,000) and offset the increase in receivables, inventories and prepaid expenses (approximately $361,000).

Index

The Company has a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.  In 2003, the BB Trust agreed to forego all interest owed in connection with this note and the Company and BB Trust have amended the promissory note to reflect this.  A gain of $148,483 was recorded in connection with the amount of accrued interest forgiven on the note. As we have been legally released as the primary obligor under the accrued interest liability, such liability has been extinguished based on paragraph 16(b) of SFAS 140. As such, the forgiveness of interest represents the extinguishment of a liability between related entities, as contemplated by footnote 1 to paragraph 20 of APB 26. Thus we have revised our original accounting treatment of this transaction and have now classified it as a capital transaction.

The Company has granted 1,175,000 stock options; 900,000 at $0.35, 160,000 at $0.36, 60,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00.  All option grants vest over a five-year period.  To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000. If the optionees exercise the remainder of these options as they vest, we will receive $452,560 in capital.  The options granted on September 28, 2001, resulted in a deferred non-cash compensation expense of approximately $32,000. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 was amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted, but 4,000 options were cancelled during the period ended December 31, 2007. In 2005 we recorded stock-based compensation of $29,880 in connection with options granted on November 8, 2005 and in 2004 we recorded stock-based compensation of $14,637 in connection with options granted on May 31, 2004.

The Company has a net income from operations, but has negative cash flows from operating activities for the year ended December 31, 2007.  The Company has working capital of approximately $6,042,000 and retained income of approximately $533,000 as of December 31, 2007.  Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable. During this period, we have obtained additional capital of approximately $4,361,000 through the issuance of common stock; since our current operations have reached a profitable level, this capitalization will be used to develop new products and expand our business. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

OUTLOOK: ISSUES AND UNCERTAINTIES

Shareholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

There is no assurance that our strategy to leverage brand awareness created by our infomercials into the retail market will work, and the value of your investment may decline if we do not attain retail sales.

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

Index

If the response rates to our infomercials are lower than we predict, we may not achieve the customer base necessary to become or remain profitable, and the value of your investment may decrease.

Our revenue projections assume that a certain percentage of viewers who see our infomercials will purchase our products.  If a lower percentage of these viewers purchase our products than we project, we will not achieve the customer base necessary to become or remain profitable, and the value of your investment may decrease.

If our infomercials are not successful, we will not be able to recoup significant advance expenditures spent on production and media times, and our business plan may fail.

Our business involves a number of risks inherent in operating a direct response television business.  The production of infomercials and purchase of media time for television involves significant advance expenditures.  A short-form infomercial generally costs around $15,000-$18,000 to produce, while production costs for a long-form infomercial are generally around $120,000-$180,000.  We are dependent on the success of the infomercials we produce and the public’s continued acceptance of infomercials in general.  If our infomercials do not generate consumer support and create brand awareness and we cannot recover the initial money we spend on production and media time, we will not be able to recoup the advance expenditures and may go out of business if new products and additional capital are not available.

We depend on key management and employees, the loss of whom may prevent us from implementing our business plan, limit our profitability and decrease the value of your stock.

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

If we cannot protect our intellectual property rights, our operating results will suffer, and you could ultimately lose your investment.

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

We do not have liability insurance for all of our products, which means the burden of paying for damages for liabilities falls solely on us, and you could lose your entire investment.

Not all of our products are covered by liability insurance against claims for damages.  In particular, we do not have liability insurance for Smart StacksTM and BetterBlocksTM, but we do  have direct insurance for Derma WandTM.   We have not directly procured liability insurance policies for the third-party products we market.  Without insurance to cover damages resulting from liability claims stemming from our products, or if the manufacturer’s insurance for third-party products is inadequate to cover damages, we may be held responsible for product liability damages.  If the damage award is substantial, our business operations would be significantly affected, and you could lose your entire investment.

Index

If we do not continue to source new products, our ability to compete will be undermined, and we may be unable to implement our business plan.

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

Our shares are classified as “penny stock,” which will make it more difficult to sell than exchange-traded stock.

Our securities are subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets exceeding $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”.  A “penny stock” is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.  The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them.  Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our issuance of additional shares may have the effect of diluting the interest of shareholders.

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders.  Out of our 100,000,000 authorized common shares, 85,725,713 shares, or approximately 86%, remain unissued.  The board of directors has the power to issue such shares without shareholder approval.  None of our 20,000,000 authorized preferred shares are issued.  We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

Index

The board of directors’ authority to set rights and preferences of preferred stock may prevent a change in control by shareholders of common stock.

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

Concentration of ownership of management and directors may reduce the control by other shareholders over ICTV.

Our executive officers and directors own or exercise full or partial control over approximately 47% of our outstanding common stock.  As a result, other investors in our common stock may not have much influence on corporate decision-making.  In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

Our board of directors is staggered, which makes it more difficult for a stockholder to acquire control of the Company.

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

We do not anticipate paying dividends to common stockholders in the foreseeable future, which makes investment in our stock speculative or risky.

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

Limited liability of our executive officers and directors may discourage stockholders from bringing a lawsuit against them.

Our articles of incorporation and bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors.  These provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders.  In addition, a stockholder’s investment in our Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by us under the indemnification provisions of the articles of incorporation and bylaws.  The impact on a stockholder’s investment in terms of the cost of defending a lawsuit may deter the stockholder from bringing suit against one of our officers or directors.  We have been advised that the SEC takes the position that this provision does not affect the liability of any director under applicable federal and state securities laws.

Index

ITEM 7.  FINANCIAL STATEMENTS

Financial statements are set forth on pages F-1 through F-19.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

As of December 31, 2007, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

Index

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each director and executive officer of ICTV:

NAME	AGE	POSITION
Kelvin Claney	58	President, Chief Executive Officer, Secretary and Director
Karl Redekopp	37	Chief Financial Officer
William R. Flohr	45	Director

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

Kelvin Claney – President and Chief Executive Officer, Secretary, Director

Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000™, Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express.  Since 1992, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects the Company wants to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials.  The creation of the Smart StacksTM infomercial, which is now owned by ICTV, was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc.  He also created the infomercial for the children’s toy product known as BetterBlocksTM, which was then owned by The Better Blocks Trust.

Karl Redekopp – Chief Financial Officer

In July 2005, Mr. Redekopp was appointed Chief Financial Officer of ICTV.

Karl Redekopp has over 15 years experience in the areas of corporate finance and the financial administration of public companies.  He began working in public practice in 1992 specializing in accounting and auditing for a variety of different types of corporations.  In November 1997, Mr. Redekopp began working for the Loewen Group Inc. as a senior Accounting Manager; a position in which he utilized his knowledge and experience to help streamline certain financial control procedures and practices.  In 1999, he accepted a position with inTRAVELnet.com inc., a public company listed on the OTC-BB, as controller. In 2000 he was appointed chief financial officer of the company; as chief financial officer, Mr. Redekopp was responsible for all matters relating to the financial administration of a public company, including compliance, auditing, control, treasury and compensation.

From July 2002 to July 2005, Mr. Redekopp provided consulting services to a number of different companies for which he held senior level positions.

Index

Mr. Redekopp is qualified as a certified general accountant (CGA) and has a background in corporate finance, business and administration.

William R. Flohr – Director

Mr. Flohr presently owns Info Marketing Group Inc., a vertically integrated infomercial company, where he has served as President since 1991.  In 1989, he co-created an infomercial series called “Amazing Discoveries”.  From 1989-1991, Mr. Flohr was a co-owner of Positive Response Television, Inc.  In the two years he was with Positive Response Television, Inc., he produced over thirty infomercials.  From 1982 to 1988, Mr. Flohr was a Senior TV Producer for the American Broadcasting Company Television Network (ABC), where he produced “Live with Regis and Kathie Lee” and “Geraldo” television talk shows.  Since 2000, Mr. Flohr has served as a Director of Amden Corp., a developer and marketer of oral care products, including CybersonicTM, an electronic sonic toothbrush that is presently sold via infomercials domestically and internationally.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2007.

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

Index

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2007, 2006 and 2005, by our chief executive officer and president (the "Named Officers").  No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods.  No options or SAR grants were made to the Named Officers in 2007, nor were any options or SAR’s exercised by the Named Officers in 2007.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Comp-ensation ($)
Kelvin Claney (President and CEO)	2007	84,000	nil	nil	nil	nil	nil	nil
	2006	72,000	nil	nil	nil	nil	nil	nil
	2005	72,000	nil	nil	nil	nil	nil	nil

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 16, 2007, our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of March 30, 2008, we had 14,274,287 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned
Kelvin Claney, President and Chief Executive Officer, Member of the Board of Directors (1)	6,598,826	46.2%
The Better Blocks Trust, declared January 1, 1994 (2)	6,578,826	46.1%
William Flohr, Member of the Board of Directors (3)	80,000	0.6%
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP – 3 INDIVIDUALS (4)	6,678,826	46.8%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

Index

(1)
Includes 6,078,826 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee and 500,000 options that are currently exercisable by The Better Blocks Trust.  Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.  Mr. Claney’s business address is 10245 Sunrise Place NE, Bainbridge Island, Washington 98110.

(2)
Includes 500,000 options that are currently exercisable by The Better Blocks Trust.  The address for The Better Blocks Trust is Level 4, 9 High Street, Auckland New Zealand, c/o William Ainslee Reece, Trustee, Reece & Co.

(3)	Mr. Flohr’s business address is 355 22nd Street, Santa Monica, California 90402.
(4)	Includes 500,000 options that are currently exercisable by The Better Blocks Trust.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

Index

Equity Compensation Plan Information

The following table sets forth information regarding our 2001 Stock Option Plan as of the year ended December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,175,000	$0.43	1,825,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,175,000	$0.43	1,825,000

(1)	The 2001 Stock Option Plan was approved by the shareholders on February 26, 2001.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

We have received short-term advances from Kelvin Claney.  The outstanding balance of the advances received from Mr. Claney was approximately $57,000 as of December 31, 2007, and approximately $222,000 as of December 31, 2006. These advances are non-interest bearing and without specific terms of repayment.

Our director William Flohr is a director and greater than 10% beneficial owner of Amden Corp., which owns CybersonicTM.  We periodically purchased units of CybersonicTM from Amden Corp. and acted as the international distributor for them up until May 9, 2003, at which time our relationship with Amden Corp. was terminated.  During the year ended December 31, 2003, we recognized approximately $37,000 in revenue from sales of CybersonicTM.

The Company's executive offices in Bainbridge Island, Washington, are provided to the Company at a charge of $350 per month by Kelvin Claney, President of the Company.

Index

ITEM 13.  EXHIBITS

EXHIBITS

Exhibit
Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

*32	Section 1350 Certifications

* Filed herewith

REPORTS ON FORM 8-K

n/a

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $38,305 in 2006 and approximately $38,237 in 2007.

Our Chief Financial Officer reviewed the audit and non-audit services rendered by Dohan and Company, CPA's, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services, if any, performed by our independent accountants are pre-approved by our Chief Financial Officer to assure that such services do not impair the auditors' independence from us.

Approximately sixty-nine percent of the hours expended on the principal accountant's engagement to audit our financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.  The principal accountant reviewed all work done by such individuals.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date: March 30, 2008	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date: March 30, 2008
Name: Kelvin Claney
Title: President and CEO, Secretary and Director

By:	/s/ Karl Redekopp	Date: March 30, 2008
Name: Karl Redekopp
Title: Chief Financial Officer

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Index

INTERNATIONAL COMMERCIAL TELEVISION INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

Index

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
International Commercial Television Inc. and Subsidiary
Bainbridge Island, WA

We have audited the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiaries as of December 31 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television Inc. and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has working capital of approximately $6,042,000 and retained income of approximately $ 533,000 for the year ended December 31, 2007.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
March 24, 2008

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS

CURRENT ASSETS:
Cash	$3,788,944	$385,474
Accounts receivable, net	2,854,170	555,194
Inventories	369,549	238,687
Prepaid expenses and deposits	247,842	88,499
Deferred tax assets less valuation allowance of $2,781,000 (2006 - $3,058,000)	-	-
Total current assets	7,260,505	1,267,854

FURNITURE AND EQUIPMENT:
Furniture and equipment	120,169	120,169
Less accumulated depreciation	110,330	103,973
Furniture and equipment, net	9,839	16,196

Total assets	$7,270,344	$1,284,050

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,090,947	$858,388
Accounts payable – related parties	70,490	17,646
Due to related parties	56,983	294,549
Total current liabilities	1,218,420	1,170,583

NOTE PAYABLE TO SHAREHOLDER	590,723	590,723

COMMITMENTS AND CONTINGENCIES (Note 4 and 10)

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value, 100,000,000 Shares authorized, 14,274,287 and 10,693,188 issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	4,181	594
Additional paid-in-capital	4,823,073	464,728
Subscriptions received in advance	100,750	-
Retained earnings (deficit)	533,197	(942,578)

Total shareholders’ equity (deficiency in assets)	5,461,201	(477,256)

Total liabilities and shareholders’ equity	$7,270,344	$1,284,050

The accompanying notes are an integral part of these consolidated statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

NET SALES
Infomercial products	$11,323,505	$2,977,074

COST OF SALES
Infomercial products	3,155,017	1,210,074
GROSS PROFIT	8,168,488	1,767,000

OPERATING EXPENSES:
Depreciation	6,357	8,694
General and administrative	1,155,072	489,447
Selling and marketing	5,509,466	883,381
Rent	33,241	26,669
Total operating expenses	6,704,136	1,408,191

OPERATING INCOME	1,464,352	358,809

OTHER EXPENSES:
Interest income (expense)	11,423	(15,273)
Total other expenses	11,423	(15,273)

INCOME BEFORE INCOME TAXES	1,475,775	343,536

INCOME TAXES
Income tax expense	501,764	116,802
Tax benefit of net operating loss
carry forward	(501,764)	(116,802)

INCOME TAXES	-	-

NET INCOME	$1,475,775	$343,536

BASIC NET INCOME PER SHARE	$0.12	$0.03

FULLY DILUTED NET INCOME PER SHARE	$0.11	$0.03

The accompanying notes are an integral part of these consolidated statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

	Common Stock		Additional		Subscriptions
	$0.001 par value		Paid-In	Retained	Received in
	Shares	Amount	Capital	Earnings	Advance	Totals

Balances, January 1, 2006	10,635,188	$536	$392,285	$(1,286,114)	$-	$(893,293)

Issuance of common stock	58,000	58	56,443	-		56,501

Amortization of deferred compensation under non-qualified stock option plan	-	-	16,000	-		16,000

Net income	-	-	-	343,536		343,536

Balances, December 31, 2006	10,693,188	594	464,728	(942,578)	-	(477,256)

Issuance of common stock	3,586,099	3,587	4,687,614	-	-	4,691,201

Subscriptions received in advance	-	-	-	-	100,750	100,750

Stock issuance costs	-	-	(329,269)	-	-	(329,269)

Net income	-	-	-	1,475,775	-	1,475,775

Balances, December 31, 2007	14,279,287	$4,181	$4,823,073	$533,197	$100,750	$5,461,201

The accompanying notes are an integral part of these consolidated statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,475,775	$343,536
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,357	8,694
Amortization of deferred compensation under nonqualified stock option plan	-	16,000
Expenses paid through issuance of common stock	-	52,500
Change in assets and liabilities
Increase in accounts receivable	(2,298,976)	(123,450)
Increase in inventory	(130,862)	(179,714)
Increase in prepaid expenses	(159,343)	(57,343)
Increase in accounts payable and accrued liabilities	285,403	476,479
Net cash provided by (used in) operating activities	(821,646)	536,702

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-	(9,300)
Net cash used in investing activities	-	(9,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance issuance costs costs	4,361,932	4,000
Advances from related parties	358,076	176,855
Payments to related parties	(595,642)	(343,833)
Subscriptions received in advance	100,750	-
Net cash provided by (used in) financing activities	4,225,116	(162,978)

NET INCREASE IN CASH	3,403,470	364,424

CASH, beginning of the year	385,474	21,050

CASH, end of the year	$3,788,944	$385,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest income (expense)	$11,423	$(15,273)
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Summary of significant accounting policies

Nature of operations

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although the companies are incorporated in Nevada and British Columbia, operations are currently run from Washington State and British Columbia.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Through December 31, 2004 the Company incurred accumulated losses, and had a working capital deficiency.

Since 2005, the Company has been working to develop future profitable operations and improve the working capital position of the Company. During the year ended December 31, 2007, the Company redoubled its efforts towards operations and profitability. As a result, the Company increased its sales and reduced its proportionate costs.  In addition, the Company successfully completed  private placements whereby it raised $4,361,000 which will be used to develop new products and grow our existing business with new and profitable product lines.  As a result of these efforts, the Company has now reached profitable operations, and has positive working capital.

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

Strategic Media Marketing Corp. (“SMM”) was incorporated in the Province of British Columbia on February 11, 2003 and has a December 31 fiscal year-end.

Windowshoppc.com Limited was organized under the laws of New Zealand on June 25, 1999 and has a fiscal year-end of March 31.  During the 1999 fiscal year, at the direction of management, WSL was removed from the New Zealand Registrar of Companies.  All assets and commitments of WSL have been transferred or assigned directly to ICTV.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Summary of significant accounting policies (continued)

Organization (continued)

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year-end of March 31.  During the 1999 fiscal year, at the direction of management, RJML was removed from the New Zealand Registrar of Companies.  All assets and commitments of RJML have been transferred or assigned directly to ICTV.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SMM.  All significant inter-company transactions and balances have been eliminated.

Cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

No allowance for uncollectible accounts has been provided. Any accounts receivable that are considered doubtful have been written off by management as bad debt expense. The amount of bad debt expense for 2007 is $ 430,384 and  for 2006 is $ 21,912. The amounts are included in general and administrative expense in the accompanying consolidated financial statements. The Company’s management has evaluated the remaining accounts receivable and believe they are all collectible.

Inventories

Inventory consists primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.

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

Long-term assets are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2007, management expects these assets to be fully recoverable.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Summary of significant accounting policies (continued)

Furniture and equipment (continued)

Depreciation expense amounted to $6,357 and $8,694 for the years ended December 31, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired in accordance with FAS 144.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2007, management expects these assets to be fully recoverable.

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

Shipping and handling

Amounts billed to customers for shipping and handling are included in revenue; shipping and handling revenue approximated $836,000 and $156,090 for the years ended December 31, 2007 and 2006, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $520,000 and $131,000 for the years ended December 31, 2007 and 2006, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media costs

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $4,136,096 and $593,146 in such costs for the years ended December 31, 2007 and 2006.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the year ended December 31, 2007, issued no options and, therefore, recorded no stock compensation expense.

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2007 and 2006:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2006	-	1,209,000	1,209,000	$0.47
Granted during 2006	-	-	-	$0.00
Exercised during the year	-	(8,000)	(8,000)	$0.50
Cancelled during the year	-	(40,000)	(40,000)	$2.00

Balance, December 31, 2006	-	1,161,000	1,161,000	$0.43

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2007	-	1,161,000	1,161,000	$0.43
Granted during 2007	-	-	-	$0.00
Exercised during the year	-	-	-	$0.00
Cancelled during the year	-	(4,000)	(4,000)	$0.50

Balance, December 31, 2007	-	1,157,000	1,157,000	$0.43

The weighted average fair value of options granted during the last two years was $0.  Of the stock options currently outstanding, 1,063,000 options are currently exercisable at a weighted average exercise price of $0.43.  These options expire at dates ranging between May 31, 2009 and September 28, 2011.

Following are the weighted average assumptions used for the years ended December 31, 2007 and 2006:

	2007	2006

Risk-free interest rate	-	-
Expected dividend yield	-	-
Expected lives	-	-
Expected volatility	-	-

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and income  per share would have been as follows for the years ended December 31:

	2007	2006

Net income as reported	$1,475,775	$343,536
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income (loss)	$1,475,775	$343,536

Earnings per share:
Basic - as reported	$0.12	$0.03
Basic – pro forma	$0.12	$0.03

Diluted - as reported	$0.11	$0.03
Diluted – pro forma	$0.11	$0.03

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of December 31, 2007, the Company did exceed the federally insured limit by approximately $365,000 in its main operating account, by $3,010,000 in its investment savings account, and by $51,000 in its merchant account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2007 and December 31, 2006, 51% and 45% of the Company’s accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 49% and 55% of the Company’s accounts receivable were due from four and five wholesale infomercial operators, respectively.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Summary of significant accounting policies (continued)

New Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but do not anticipate a material impact.

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

Note 3 - Financial instruments

The carrying values of   financial   instruments   such as cash, accounts receivable, accounts payable and accrued liabilities, and due to related parties approximate their fair values due to the short settlement period for these instruments.  The carrying amount of note payable represent the fair value of the note payable based on the borrowing rate of 0.0%

Note 4 - Commitments and contingencies

Cell RXTM

During 2007, the Company and Info Marketing Group Inc. (“IMG”) entered into a Exclusive License Letter Agreement  (“Agreement”) granting an exclusive license to ICTV with respect to Cell RX and associated products (”Product”).

IMG granted to the Company an exclusive license to manufacture, market and sell Cell RX and associated products anywhere in the world.  With respect to marketing and selling assistance to be provided by IMG, such assistance shall include making best efforts to obtain commitments from all of the talent who have in the past or are presently endorsing the Product to continue to do so. IMG shall assign to ICTV all of its rights with respect to intellectual property, tangible property, and agreements related to Product.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 4 - Commitments and contingencies (continued)

Cell RXTM (continued)

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

Derma WandTM

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma WandTM.  WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 4 - Commitments and contingencies (continued)

Derma WandTM (continued)

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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the Derma WandTM  and was granted exclusive license with respect to the commercial rights to the Derma WandTM. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual royalty of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 4 - Commitments and contingencies (continued)

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

BondzalotTM

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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

TwinTechTM (continued)

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

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month.  The term of the lease is three years commencing January 1, 2006 and ending December 31, 2008. Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at a month to month rate of $350 per month by Kelvin Claney, President of the Company.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to $57,000 and $222,549 as of December 31, 2007 and 2006, respectively. These advances are non-interest bearing and without specific terms of repayment.  These advances are included in “Due to related parties” on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 6 - Capital transactions

During the year ended December 31, 2007, the Company issued 3,586,099 shares of common stock. 1,480,999 shares were issued at $0.75 per share, for a total of $1,110,750 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. 4,000 options were cancelled at $0.50 per share, for a total of $2,000. 475,000 shares were issued at $0.05 per share, for a total of $23,750 as part of a private placement. 147,600 shares were issued as part of the commissions for the private placement on April 13, 2007 at a market value of $2.00 per share.1,482,500 shares were issued at $2.20 per share for a total of $3,261,500 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 3 year period

Note 7 - Basic and diluted earnings per share

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

For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign  certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At December 31, 2007, there were 3,075,999 warrants outstanding and exercisable. Of this total, 1,475,999 warrants are exercisable at $1.00 per share expiring April 23, 2009. The remaining 1,600,000 warrants are exercisable at $3.00 per share expiring December 3, 2010.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 7 - Basic and fully diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the year ended December 31, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$1,475,775	12,121,462	$0.12

Diluted earnings per share

Dilutive effect of stock options		1,664,476	$-

Income available to common shareholders	$1,475,775	13,037,890	$0.11

For the year ended December 31, 2006:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$343,536	10,693,188	$0.03

Diluted earnings per share

Dilutive effect of stock options		341,548	$-

Income available to common shareholders	$343,536	11,351,640	$0.03

Note 8 - Income taxes

For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated  $2,781,000 of net operating loss carryforwards, which expire twenty years from the time of incurrence. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. The Company estimates that it will utilize net operating losses although they have not filed income tax returns since 1998. This asset primarily consists of net operating losses and amortization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 8 - Income taxes (continued)

Significant components of the Company’s deferred tax assets are approximately as follows as of December 31:

	2007	2006

Net operating loss	$-	$220,000
Basis of investments	2,327,000	2,327,000
Basis of intangibles	428,000	428,000
Basis of stock options	103,000	103,000
Accumulated amortization	35,000	107,000
Accumulated depreciation	5,000	(2,000)
State taxes	(117,000)	(125,000)
Total deferred tax assets	2,781,000	3,058,000
Valuation allowance	(2,781,000)	(3,058,000)
Net deferred tax assets	$-	$-

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

Information with respect to the Company’s operating income by geographic area is as follows:

	For the year ended December 31, 2007			For the year ended December 31, 2006
	Domestic	International	Totals	Domestic	International	Totals

NET SALES
Infomercial products	$10,309,218	$1,014,287	$11,323,505	$1,333,065	$1,644,009	$2,977,074
	10,309,218	1,014,287	11,323,505	1,333,055	1,644,009	2,977,074
COST OF SALES
Infomercial products	$2,750,171	404,846	3,155,017	$302,407	907,667	1,210,074
	2,750,171	404,846	3,155,017	302,407	907,667	1,210,074
Gross profit	7,559,047	609,441	8,168,488	1,030,658	736,342	1,767,000

Operating expenses:
Depreciation	5,787	570	6,357	3,891	4,803	8,694
General and administrative	1,092,240	62,832	1,155,072	212,124	277,323	489,447
Selling and marketing	5,475,249	34,217	5,509,466	847,842	35,539	883,381
Rent	30,264	2,977	33,241	11,939	14,730	26,669
Total operating expense	6,603,540	100,596	6,704,136	1,075,796	332,395	1,408,191

Operating income (loss)	$955,507	$508,845	$1,464,352	$(45,138)	$403,947	$358,809

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 10 – Going Concern Considerations and Management Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.  The Company generated negative cash flows from operating activities in the past fiscal year, and the Company, for the most part, has experienced recurring losses from operations. The Company has working capital of approximately $6,042,085 and retained earnings of approximately $533,197 as of December 31, 2007.

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