Form 10QSB
period 2008-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2008-05-15
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

Mark One

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:     0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

10245 Sunrise Place NE, Bainbridge Island, WA  98110
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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2008, the Issuer had 14,274,287 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2008 (unaudited)	2

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	3

Consolidated Statements of Deficiency in Assets for the three months ended March 31, 2008 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	5

Notes to the Consolidated Financial Statements	6-18

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,876,682
Accounts receivable, net	3,136,956
Inventories	557,449
Prepaid expenses and deposits	729,972
Deferred tax asset less valuation allowance of $2,781,000	-
Total current assets	7,301,059

FURNITURE AND EQUIPMENT:
Furniture and equipment	154,280
Less accumulated depreciation	111,990
Furniture and equipment, net	42,290

Total assets	$7,343,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,069,960
Accounts payable and accrued liabilities – related parties	58,770
Due to related parties	52,715
Total current liabilities	1,181,445

NOTE PAYABLE TO SHAREHOLDER	590,723

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SUBSEQUENT EVENT (NOTE 9)

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value, 100,000,000 shares authorized, 14,274,287 issued and outstanding as of March 31, 2008	4,181
Additional paid-in-capital	4,823,073
Subscriptions received in advance	100,750
Retained earnings	643,177

Total shareholders’ equity	5,571,181

Total liabilities and shareholders’ equity	$7,343,349

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31

	2008	2007
	(unaudited)	(unaudited)

NET SALES
Infomercial products	$3,668,758	$1,683,045
	3,668,758	1,683,045
COST OF SALES
Infomercial products	1,021,567	456,669
	1,021,567	456,669
GROSS PROFIT	2,647,191	1,226,376

OPERATING EXPENSES:
Depreciation	1,660	1,589
General and administrative	517,745	166,702
Selling and marketing	2,029,436	840,918
Rent	9,102	7,879
Total operating expenses	2,557,943	1,017,088

OPERATING INCOME	89,248	209,288

OTHER INCOME (EXPENSES):
Interest income (expense)	20,732	(2,299)

INCOME BEFORE INCOME TAXES	109,980	206,989

INCOME TAXES
Income tax expense	37,393	70,376
Tax benefit from utilization of net operating loss carry forward	(37,393)	(70,376)

INCOME TAXES	-	-

NET INCOME	$109,980	$206,989

BASIC INCOME PER SHARE	$0.01	$0.02

DILUTED INCOME PER SHARE	$0.01	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Subscriptions
	$0.001 par value		Paid-In	Accumulated	Received in
	Shares	Amount	Capital	Deficit	Advance	Totals

Balances, January 1, 2007	10,693,188	$594	$464,728	$(942,578)	$-	$(477,256)

Issuance of common stock	3,581,099	3,587	4,687,614	-		4,691,201

Subscriptions received in advance	-	-	-	-	100,750	100,750

Stock issuance costs	-	-	(329,269)	-	-	(329,269)

Net income	-	-	-	1,475,775		1,475,775

Balances, December 31, 2007	14,274,287	4,181	4,823,073	533,197	100,750	5,461,201

Net income	-	-	-	109,980	-	109,980

Balances, March 31, 2008	14,274,287	$4,181	$4,823,073	$643,177	$100,750	$5,571,181

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31

	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,980	$206,989
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,660	1,589
Increase in accounts receivable, net	(282,786)	(391,046)
(Increase) decrease in inventories	(187,900)	72,235
Increase in prepaid expenses and deposits	(482,130)	(112,461)
Increase (decrease) in accounts payable and accrued liabilities	(32,707)	29,729
Net cash used in operating activities	(873,883)	(192,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to property and equipment	(34,111)	-
	(34,111)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	44,605	30,832
Payments to related parties	(48,873)	(134,975)
Subscriptions received in advance	-	413,249
Net cash provided by financing activities	(4,268)	309,106

NET INCREASE (DECREASE) IN CASH	(912,262)	116,141

CASH, beginning of the period	3,788,944	385,474

CASH, end of period	$2,876,682	$501,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid	$199	$2,299
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America.  The results of operations for the three- month period ended March 31, 2008, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2008. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2007, included in our Annual Report on form 10-KSB.

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

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998, and has a fiscal year-end of March 31.  During the 1999 fiscal year, at the direction of management, RJML was removed from the New Zealand Registrar of Companies.  All assets and commitments of RJML have been transferred or assigned directly to ICTV.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Accounts receivable

No allowance for uncollectible accounts has been provided. Any accounts receivable that are considered doubtful have been written off by management as bad debt expense. The amount of bad debt expense for the period ended March 31, 2008 and 2007 are $166,988 and  $20,551. The amounts are included in general and administrative expense in the accompanying consolidated financial statements. The Company’s management has evaluated the remaining accounts receivable and believe they are all collectible.

Inventory

Inventories consists primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2008, management expects these assets to be fully recoverable.

Depreciation expense amounted to $1,660 and $1,589 for the three months ended March 31, 2008 and 2007, respectively.

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

Shipping and handling

Amounts billed to customers for shipping and handling are included in revenue; shipping and handling revenue approximated $272,316 and $117,027 for March 31, 2008 and 2007, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $171,142 and $60,267 for March 31, 2008 and 2007, respectively

Research and development

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
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $1,534,544 and $639,273 in such costs for the periods ended March 31, 2008 and 2007.

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
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the period ended March 31, 2008, issued no warrants and, therefore, recorded no stock compensation expense.

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2008:

	Number of Shares			Weighted Average
	Employee	Non-Employee	Totals	Exercise Price

Balance, January 1, 2007	-	1,161,000	1,161,000	$0.43
Granted during 2007	-	-	-	$0.00
Exercised during the year	-	-	-	$0.00
Cancelled during the year	-	(4,000)	(4,000)	$0.50

Balance, December 31, 2007	-	1,157,000	1,157,000	$0.43

Cancelled during the period	-	-	-	$0.00
Exercised during the period	-	-	-	$0.00

Balance, March 31, 2008	-	1,157,000	1,157,000	$0.43

During the period ended March 31, 2008 and 2007, there were no options granted.  Of the stock options currently outstanding, 1,063,000 options are currently exercisable at a weighted average exercise price of $0.43.  These options expire at dates ranging between December 31, 2007 and September 28, 2011.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share would have been as follows for the three months ended March 31:

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

	2008	2007

Net income as reported	$109,980	$206,989
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income	$109,980	$206,989

Earnings per share:
Basic - as reported	$0.01	$0.02
Basic – pro forma	$0.01	$0.02

Diluted - as reported	$0.01	$0.02
Diluted – pro forma	$0.01	$0.02

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

Method of Presentation

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of March 31, 2008, the Company did not exceed the federally insured limit  in its main operating account or its main credit card merchant account; however it did exceed the limit by approximately $400,000 in its investment savings account.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2008, 70% of the Company’s accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 30 % of the Company’s accounts receivable were due from five wholesale infomercial operators.

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

Note 3 - Financial instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures About Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

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
MARCH 31, 2008
(Unaudited)

Note 4 - Commitments and contingencies

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

Derma WandTM

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of Derma WandTM.  WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials.  In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement.  The initial term of this agreement was until August 31, 2002.  Upon expiration, this agreement automatically and continually renews for successive additional three-year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term.  During the period ended March 31, 2005, the agreement was amended such that royalties payable on units sold after December 31, 2004, cease.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 4 - Commitments and contingencies (continued)

Derma WandTM  (continued)

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a Derma WandTM infomercial.  On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter.  Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter.  The initial term of the agreement was five years starting October 15, 1999.  The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

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

During 2007, the Company entered into a License Agreements with Omega 5 wherein ICTV was appointed as exclusive distributor for the Derma WandTM worldwide.  The rights remain exclusive to ICTV provided ICTV purchases a minimum quantity each year and pays the royalty described above.  The term of the agreement is in effect so long as the Company is not in default of the terms of the agreement.

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
MARCH 31, 2008
(Unaudited)

Note 4 - Commitments and contingencies (continued)

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
MARCH 31, 2008
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

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above.  In consideration for surrendering its rights to advertise, promote, market, sell or otherwise distribute TwinTechTM the Company received $800,000 from COC.  From these funds, the Company has agreed to repay Real to Reel’s production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to $43,000 as of March 31, 2008.These advances are non-interest bearing and without specific terms of repayment.  These advances are included in “Due to related parties” on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 6 - Basic and diluted loss per share

Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.

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

The computations for basic and diluted loss per share are as follows:

For the three months ended March 31, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$109,980	14,274,287	$0.01

Diluted earnings per share

Income available to common shareholders	$109,980	15,238,013	$0.01

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 6 - Basic and diluted loss per share (continued)

For the three months ended March 31, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$206,989	10,693,188	$0.02

Diluted earnings per share

Income available to common shareholders	$206,989	11,029,407	$0.02

Note 7 - Segment reporting

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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended March 31, 2008			For the three months ended March 31, 2007
	Domestic	International	Totals	Domestic	International	Totals

NET SALES
Infomercial products	$3,561,306	$107,452	$3,668,758	$1,300,568	$382,477	$1,683,045
	3,561,306	107,452	3,668,758	1,300,568	382,477	1,683,045
COST OF SALES
Infomercial products	976,880	44,687	1,021,567	297,394	159,275	456,669
	976,880	44,687	1,021,567	297,394	159,275	456,669
Gross profit	2,584,426	62,765	2,647,191	1,003,174	223,202	1,226,376

Operating expenses:
Depreciation	1,611	49	1,660	1,228	361	1,589
General and administrative	507,690	10,055	517,745	128,032	38,670	166,702
Selling and marketing	2,026,921	2,515	2,029,436	831,126	9,792	840,918
Rent	8,835	267	9,102	6,089	1,790	7,879
Total operating expense	2,545,057	12,886	2,557,943	966,475	50,613	1,017,088

Operating income (loss)	$39,369	$49,879	$89,248	$36,699	$172,589	$209,288

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2008, with the quarter ended March 31, 2007.

Revenues

Our revenues increased to approximately $3,668,758 for the quarter ended March 31, 2008, up from approximately $1,683,000 recorded during the comparative quarter in 2007, an increase of 1180%.  In March 2008 99.9% of revenue was generated by our Derma Wand product compared to 100% for March 2007.  All revenues recorded during the quarter ended March 31, 2008 were generated by our own products, as was the case during the comparative period in 2007.

Gross Margin

Gross margin percentage decreased to approximately 72% for the quarter ended March 31, 2008, compared to approximately 73% for the quarter ended March 31, 2007.  The decrease in gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended March 31, 2008, we received gross margins of approximately $2,647,000 for Derma Wand , whereas in the quarter ended March 31, 2007, we received gross margins of  $1,226,000 for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $2,558,000 during the quarter ended March 31, 2008, from approximately $1,017,000 during the quarter ended March 31, 2007, up approximately $1,541,000, or 152%.  A majority of the increase can be attributed to the increase in selling and marketing which in 2008 included $1,535,000 in media expenditures for our Derma Wand infomercial and $225,000 in fulfillment charges for order processing as compared to 2007 where we spent approximately $640,000 in media and approximately $70,000 in fulfillment charges.

Net Income

Over the past two fiscal years, we have managed to achieve profitability on an annualized basis.  Our net income of approximately $110,000 for the quarter ended March 31, 2008 follows up fourth quarter 2007 net income of approximately $207,000.  Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until additional financing is completed, we will continue to operate at or near break-even, as we reinvest all available funds into new products.  Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

Plan of Operation; Liquidity and Capital Resources

At March 31, 2008, we had approximately $2,877,000 in cash on the books, compared to approximately $3,789,000 at December 31, 2007.  We generated negative cash flows from operations of approximately $874,000 in the first quarter of 2008 compared to a positive cash flow from operations of approximately $193,000 for the same period in 2007.  The negative cash flow from operations was a result of the increase to accounts receivable, inventories and prepaid expenses, and decrease to accounts payable.

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

The Company has granted 1,175,000 stock options; 900,000 at $0.35, 160,000 at $0.36, 60,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00.  All option grants vest over a five-year period.  To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000.  If the optionees exercise the remainder of these options as they vest, we will receive $452,560 in capital.  The options granted on September 28, 2001 resulted in a deferred non-cash compensation expense of approximately $32,000. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 was amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted or exercised during the period ended March 31, 2008.

During the past two fiscal years ended December 31, 2007 and 2006, as well as the first quarter of 2008 we have generated a net income from operations. Although we have experienced negative cash flows from operating activities, the Company has working capital of approximately $6,120,000.  Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable, inventories and prepaid expenses. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.

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

As of March 31, 2008, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

* Filed herewith

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: May 15, 2008	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: May 15, 2008	By:	/s/ Karl Redekopp
Name: Karl Redekopp
Title: Chief Financial Officer