Form 10-Q
period 2008-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2008-08-14
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number:             0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

299 Madison Avenue N. Suite C Bainbridge Island, WA 98110
(Address of principal executive offices)

(206) 780-8203
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,” accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2008, the issuer had 14,465,912 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheet as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	2

	Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (unaudited) and for the six months ended June 30, 2008 and 2007(unaudited)	3

	Consolidated Statements of Shareholder’s Equity for the six months ended June 30, 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to the Consolidated Financial Statements	6-21

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,932,860	$3,788,944
Accounts receivable, net	4,375,143	2,854,170
Inventories	1,274,879	369,549
Prepaid expenses and deposits	1,029,123	247,842
Deferred tax assets less valuation allowance of $2,781,000	-	-
Total current assets	8,612,005	7,260,505

FURNITURE AND EQUIPMENT:
Furniture and equipment	179,387	120,169
Less accumulated depreciation	114,905	110,330
Furniture and equipment, net	64,482	9,839

Total assets	$8,676,487	$7,270,344

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,048,681	$1,090,947
Accounts payable – related parties	48,770	70,490
Due to related parties	32,834	56,983
Total current liabilities	2,130,285	1,218,420

NOTE PAYABLE TO SHAREHOLDER	590,723	590,723

COMMITMENTS AND CONTINGENCIES (Note 4 and 10)

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value, 100,000,000 shares authorized, 14,465,912 and 14,274,287 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	4,367	4,181
Additional paid-in-capital	5,047,636	4,823,073
Subscriptions received in advance	-	100,750
Retained earnings	903,476	533,197

Total shareholders’ equity	5,955,479	5,461,201

Total liabilities and shareholders’ equity	$8,676,487	$7,270,344

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET SALES
Infomercial products	$4,281,949	$3,151,752	$7,950,707	$4,834,797
COST OF SALES
Infomercial products	$1,166,874	$839,919	$2,188,441	$1,296,588

GROSS PROFIT	3,115,075	2,311,833	5,762,266	3,538,209

OPERATING EXPENSES:
Depreciation	2,915	1,589	4,574	3,179
General and administrative	755,417	206,812	1,273,164	373,514
Selling and marketing	2,089,593	1,632,436	4,119,029	2,473,353
Rent	18,265	7,849	27,366	15,728
Total operating expenses	2,866,190	1,848,686	5,424,133	2,865,774

OPERATING INCOME	248,885	463,147	338,133	672,435

INTEREST INCOME	11,413	5,509	32,146	3,210

INCOME BEFORE INCOME TAXES	260,298	468,656	370,279	675,645

INCOME TAXES
Income tax expense	88,501	159,344	125,895	229,720
Tax benefit of net operating loss carry forward	(88,501)	(159,344)	(125,895)	(229,720)

INCOME TAXES	-	-	-	-

NET INCOME	$260,298	$468,656	$370,279	$675,645

BASIC NET INCOME PER SHARE	$0.02	$0.04	$0.03	$0.06

FULLY DILUTED NET INCOME PER SHARE	$0.02	$0.04	$0.02	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Subscriptions
	$0.001 par value		Paid-In	Retained	Received in
	Shares	Amount	Capital	Earnings	Advance	Totals

Balances, January 1, 2007	10,693,188	$594	$464,728	$(942,578)	-	$(477,256)

Issuance of common stock	3,581,099	3,587	4,687,614	-	-	4,691,201

Subscriptions received in advance	-	-	-	-	100,750	100,750

Stock issuance costs	-	-	(329,269)	-	-	(329,269)

Net income	-	-	-	1,475,775	-	1,475,775

Balances, December 31, 2007	14,274,287	4,181	4,823,073	533,197	100,750	5,461,201

Issuance of common stock	191,625	186	417,638	-	-	417,824

Subscriptions received in advance	-	-	-	-	(100,750)	(100,750)

Stock issuance costs	-	-	(193,075)	-	-	(193,075)

Net income	-	-	-	370,279	-	370,279

Balances, June 30, 2008	14,465,912	$4,367	$5,047,636	$903,476	-	$5,955,479

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$370,279	$675,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,574	3,179
Increase in accounts receivable	(1,520,973)	(1,216,741)
Increase in inventory	(905,330)	(30,882)
Decrease (increase) in prepaid expenses	(781,281)	7,007
(Decrease) increase in accounts payable and accrued liabilities	936,014	(84,518)
Net cash used in operating activities	(1,896,717)	(646,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(59,218)	-
Net cash used in financing activities	(59,218)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	124,000	1,078,514
Advances from related parties	145,592	161,020
Payments to related parties	(169,741)	(317,694)
Net cash provided by financing activities	99,851	921,840

NET INCREASE (DECREASE) IN CASH	(1,856,084)	275,530

CASH, beginning of the period	3,788,944	385,474

CASH, end of period	$1,932,860	$661,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$583	$3,857
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of  the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America.  The results of operations for the six month period ended June 30, 2008, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2008. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on form 10-KSB.

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
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Nature of operations

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials and televised home shopping..  Although the companies are incorporated in Nevada and British Columbia, operations are currently run from Washington State,  British Columbia and Wayne, Pennsylvania.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Accounts receivable

No allowance for uncollectible accounts has been provided. Any accounts receivable that are considered doubtful have been written off by management as bad debt expense. The amount of bad debt expense for the period ended June 30, 2008 and 2007 are $508,247 and $20,551. The amounts are included in general and administrative expense in the accompanying consolidated financial statements. The Company’s management has evaluated the remaining accounts receivable and believe they are all collectible.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2008, management expects these assets to be fully recoverable.

Depreciation expense amounted to $ 4,574 and $ 3,179 for the six months ended June 30, 2008 and 2007, respectively.

Revenue recognition

For our direct response television sales generated by our infomercials, product sales revenue is recognized upon shipment of the product to the customer.  The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  The Company provides an allowance for returns based upon past experience.  All significant returns for the years presented have been offset against gross sales. Revenue related to sales to our wholesale customers is recognized when each of the following conditions is met: Persuasive evidence of an arrangement exists, transfer of the benefit of ownership of the products has occurred, our price to the customer is fixed and determinable and collectability is reasonably assured. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales.  Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $ 499,000 and $320,000 for the six months ended June 30, 2008 and 2007, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $ 357,000 and $ 209,000 for the six months ended June 30, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $ 3,092,450 and $1,884,738 in such costs for the periods ended June 30, 2008 and 2007.

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
JUNE 30, 2008
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

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the period ended June 30, 2008, issued no warrants and, therefore, recorded no stock compensation expense.

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2008 and year ended December 31, 2007:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2007	-	1,161,000	1,161,000	$0.43
Granted during 2007	-	-	-	$0.00
Exercised during the year	-	-	-	$0.00
Cancelled during the year	-	(4,000)	(4,000)	$0.50

Balance, December 31, 2007	-	1,157,000	1,157,000	$0.43

Cancelled during the period	-	-	-	$0.50
Exercised during the period	-	-	-	$0.00

Balance, June 30, 2008	-	1,157,000	1,157,000	$0.42

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

During the period ended June 30, 2008 and 2007, there were no options granted.  Of the stock options currently outstanding, 1,109,000 options are currently exercisable at a weighted average exercise price of $0.42.  These options expire at dates ranging between December 31, 2009 and September 28, 2011.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share would have been as follows for the six months ended June 30:

For the six months ended June 30:

	2008	2007

Net income as reported	$370,279	$675,645
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income	$370,279	$675,645

Earnings per share:
Basic - as reported	$0.03	$0.06
Basic – pro forma	$0.03	$0.06

Diluted - as reported	$0.02	$0.06
Diluted – pro forma	$0.02	$0.06

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three months ended June 30:

	2008	2007

Net income as reported	$260,298	$468,656
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income	$260,298	$468,656

Earnings per share:
Basic - as reported	$0.02	$0.04
Basic – pro forma	$0.02	$0.04

Diluted - as reported	$0.02	$0.04
Diluted – pro forma	$0.02	$0.04

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of June 30, 2008, the Company did not exceed the federally insured limit  in its main operating account or its main credit card merchant account; however it did exceed the limit by approximately $1,600,000 in its investment savings account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2008, 60% of the Company’s accounts receivable were due from various individual customers to whom our infomercial products had been sold directly via Direct Response Television; the remaining 40% of the Company’s accounts receivable were due from seven wholesale infomercial operators.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 4 - Commitments and contingencies (continued)

Cell RXTM  (continued)

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
JUNE 30, 2008
(Unaudited)

Note 4 - Commitments and contingencies (continued)

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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
JUNE 30, 2008
(Unaudited)

Note 4 - Commitments and contingencies (continued)

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

Other matters

For the period from January 1, 2004 through August 31, 2005, the Company did not maintain product liability insurance for all products sold.  For certain products, the Company is listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2008, the Company purchased additional liability insurance to cover all direct to consumer product sales in the US; this policy is due to expire on February 20, 2009.  At present, management is not aware of any claims against the Company for any products sold.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 4 - Commitments and contingencies (continued)

Other matters (continued)

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month.  The term of the lease is three years commencing January 1, 2006 and ending December 31, 2008. On April 1, 2008, the Company entered into an operating lease agreement for office facilities for its executive offices in Bainbridge Island from an unrelated party for $1,600 per month.  The term of the lease is 1.5 years commencing April 1, 2008 and ending October 31, 2009. On April 1, 2008, the Company entered into an operating lease agreement for office facilities in Wayne, Pennsylvania from an unrelated party for approximately $2,900 per month.  The term of the lease is 3 years commencing April 1, 2008 and ending March 31, 2011.

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to $33,000 as of June 30, 2008. These advances are non-interest bearing and without specific terms of repayment.  These advances are included in “Due to related parties” on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 6 - Capital transactions

During the six months ended June 30, 2008, the Company issued 191,625 shares of common stock at $2.20 per share, for a total of $421,575 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 7 - Basic and diluted income per share

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

The computations for basic and diluted loss per share are as follows:

For the six months ended June 30, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$370,279	14,328,344	$0.03

Diluted earnings per share

Income available to common shareholders	$370,279	16,159,388	$0.02

For the six months ended June 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$675,645	11,332,788	$0.06

Diluted earnings per share

Income available to common shareholders	$675,645	11,716,253	$0.06

For the three months ended June 30, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$260,298	14,382,401	$0.02

Diluted earnings per share

Income available to common shareholders	$260,298	16,188,261	$0.02

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 7 - Basic and diluted income per share (continued)

For the three months ended June 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$468,656	11,972,387	$0.04

Diluted earnings per share

Income available to common shareholders	$468,656	12,483,934	$0.04

Note 9 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials and televised home shopping.  The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by geographic area.  Operating expenses are primarily prorated based on the relationship between domestic and international sales.

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the six months ended June 30, 2008			For the six months ended June 30, 2007
	Domestic	International	Totals	Domestic	International	Totals

NET SALES
Infomercial products	$7,481,340	$469,367	$7,950,707	$4,232,979	$601,818	$4,834,797

COST OF SALES
Infomercial products	$2,021,926	$166,515	$2,188,441	$1,051,220	$245,368	$1,296,588
Gross profit	5,459,414	302,852	5,762,266	3,181,759	356,450	3,538,209

Operating expenses:
Depreciation	4,304	270	4,574	2,783	396	3,179
General and administrative	1,228,007	45,157	1,273,164	331,077	42,437	373,514
Selling and marketing	4,114,227	4,802	4,119,029	2,465,378	7,975	2,473,353
Rent	25,750	1,616	27,366	13,770	1,958	15,728
Total operating expense	5,372,288	51,845	5,424,133	2,813,008	52,766	2,865,774

Operating income	$87,126	$251,007	$338,133	$368,751	$303,684	$672,435

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 9 - Segment reporting (continued)

	For the three months ended June 30, 2008			For the three months ended June 30, 2007
	Domestic	International	Totals	Domestic	International	Totals

NET SALES
Infomercial products	$3,920,033	$361,916	$4,281,949	$2,932,411	$219,341	$3,151,752

COST OF SALES
Infomercial products	$1,045,045	$121,829	$1,166,874	$730,434	$109,485	$839,919
Gross profit	2,874,988	240,087	3,115,075	2,201,977	109,856	2,311,833

Operating expenses:
Depreciation	2,694	221	2,915	1,478	111	1,589
General and administrative	720,316	35,101	755,417	192,335	14,477	206,812
Selling and marketing	2,087,305	2,288	2,089,593	1,620,134	12,302	1,632,436
Rent	16,916	1,349	18,265	7,300	549	7,849
Total operating expense	2,827,231	38,959	2,866,190	1,821,247	27,439	1,848,686

Operating income	$47,757	$201,128	$248,885	$380,730	$82,417	$463,147

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in the "Management's Discussion and Analysis of Financial Condition and Results of Operations”, or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Many of our expenses for our own products are incurred “up-front”.  Some of our up-front expenditures include infomercial production costs and purchases of media time.  If our infomercials are successful, these “up-front” expenditures produce revenue on the back-end, as consumers purchase the products aired on the infomercials.  We do not incur infomercial production costs and media time for our third-party products, because we merely act as the distributor for pre-produced infomercials.  It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

Results of Operations

The following discussion compares operations for the quarter ended June 30, 2008, with the quarter ended June 30, 2007.

Revenues

Our revenues increased to approximately $4,300,000 for the quarter ended June 30, 2008, up from approximately $3,200,000 recorded during the comparative quarter in 2007, a 34.4% increase. In June 2008, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television and televised home shopping campaigns. All revenues recorded during the quarter ended June 30, 2008 were generated by our own products, as was the case during the comparative period in 2007.

Gross Margin

Gross margin percentage was approximately 73% for the quarter ended June 30, 2008, as was the case for the quarter ended June 30, 2007.  Gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended June 30, 2008, we received gross margins of approximately $3,115,000 for Derma Wand, and in the quarter ended June 30, 2007, we received gross margins of $2,312,000 for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $2,900,000 during the quarter ended June 30, 2008, from approximately $1,850,000 during the quarter ended June 30, 2007, up approximately $1,050,000, or 56.8%.  This increase is attributed primarily to four factors; $1,558,000 in media costs were incurred during the period as compared to $ 1,091,000 during the quarter ended June 30, 2007, $186,000 in fulfillment charges were charged during the period compared to $151,000 during the quarter ended June 30, 2007, bad debt expense was $341,000 for the period ending June 30, 2008 as compared  to $21,000 during the quarter ended June 30, 2007, and finally  $210,000 in answering service charges in relation to product sales were incurred during the period as compared to $ 150,000 during the quarter ended June 30, 2007.

Net Income

Over the past two fiscal years, we have managed to achieve profitability on an annualized basis.  Our net income of approximately $260,000 for the quarter ended June 30, 2008 follows up first quarter 2008 net income of approximately $110,000.  Although we expect continued strong sales from our Derma Wand product over the remainder of the year, we anticipate that until additional financing is completed, we will continue to operate at a lower net income level, as we reinvest all available funds into new products.  Market acceptance of the products we launch will also be a determining factor as to whether we will continue to operate profitably or at a loss.

Plan of Operation; Liquidity and Capital Resources

At June 30, 2008, we had approximately $1,930,000 in cash on the books, compared to approximately $3,789,000 at December 31, 2007.  We generated negative cash flows from operations of approximately $1,900,000 in the second quarter of 2008 compared to a negative cash flow from operations of approximately $646,000 for the same period in 2007.  The negative cash flow from operations was a result of the increase to accounts receivable, inventories and prepaid expenses, and decrease to accounts payable

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

The Company has granted 1,175,000 stock options; 900,000 at $0.35, 160,000 at $0.36, 60,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00.  All option grants vest over a five-year period.  To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000.  If the optionees exercise the remainder of these options as they vest, we will receive $468,820 in capital.  The options granted on September 28, 2001 resulted in a deferred non-cash compensation expense of approximately $32,000. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 was amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted or exercised during the period ended June 30, 2008.

During the past two fiscal years ended December 31, 2007 and 2006, as well as the first quarter of 2008 we have generated a net income from operations. Although we have experienced negative cash flows from operating activities, the Company has working capital of approximately $6,480,000.  Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable, inventories and prepaid expenses. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e).

As of June 30, 2008, we carried out an evaluation, under the supervision and within the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change  in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

*32	Section 1350 Certifications

* Filed herewith

REPORTS ON FORM 8-K

1.	Current report on Form 8-K dated May 30, 2008 regarding:

a)	Appointment of Richard Scheiner as Chief Operating Officer
b)	Relocation of executive offices to 299 Madison Avenue North, Suite C, Bainbridge Island WA 98110

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: August 14, 2008	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: August 14, 2008	By:	/s/ Karl Redekopp
Name: Karl Redekopp
Title: Chief Financial Officer