Form 10KSB/A
period 2007-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2008-09-19
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A
(Amendment No. 1)

(Mark One)
☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended     December 31, 2007

OR

☐ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition Period from    ____________  to _____________

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

·
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

·
Under a production agreement with the Broadcast Arts Group (“BAG”), we are obligated to pay BAG royalties based on a certain percentage of adjusted gross revenues from the sale of Smart StacksTM.  We may terminate the contract with written notice if we elect not to air the infomercial and market the product.

Derma WandTM

·	Under a marketing and royalty agreement with the developer of Derma WandTM, we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

·
Under a production agreement with BAG, we are obligated to pay royalties to BAG based on adjusted revenues or units sold depending on various scenarios as defined in the agreement.  This agreement terminated on August 31, 2005.

·
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

·
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

·
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

·
During 2007, our Company and Info Marketing Group Inc. (“IMG”) entered into a Exclusive License Letter Agreement  (“Agreement”) granting an exclusive license to ICTV with respect to Cell RX and associated products (”Product”).

·
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

·
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

·
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

Index

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”.  A “penny stock” is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.  The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them.  Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

·	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

·	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·
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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”). Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Index

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

Index

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Comp-ensation ($)
Kelvin Claney	2007	84,000	nil	nil	nil	nil	nil	nil
(President and CEO)	2006	72,000	nil	nil	nil	nil	nil	nil
	2005	72,000	nil	nil	nil	nil	nil	nil

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date: September 19, 2008	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date: September 19, 2008
Name: Kelvin Claney
Title: President and CEO, Secretary and Director, Chairman of the Board

By:	/s/ Karl Redekopp	Date: September 19, 2008
Name: Karl Redekopp
Title: Chief Financial Officer, Principle Accounting Officer

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,475,775	$343,536
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,357	8,694
Amortization of deferred compensation under nonqualified stock option plan	-	16,000
Expenses paid through issuance of common stock	-	52,500
Change in assets and liabilities
Increase in accounts receivable	(2,298,976)	(123,450)
Increase in inventory	(130,862)	(179,714)
Increase in prepaid expenses	(159,343)	(57,343)
Increase in accounts payable and accrued liabilities	285,403	476,479
Net cash provided by (used in) operating activities	(821,646)	536,702

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-	(9,300)
Net cash used in investing activities	-	(9,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance issuance costs	4,361,932	4,000
Advances from related parties	358,076	176,855
Payments to related parties	(595,642)	(343,833)
Subscriptions received in advance	100,750	-
Net cash provided by (used in) financing activities	4,225,116	(162,978)

NET INCREASE IN CASH	3,403,470	364,424

CASH, beginning of the year	385,474	21,050

CASH, end of the year	$3,788,944	$385,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest income (expense)	$11,423	$(15,273)
Income taxes paid	$-	$-

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of December 31, 2007, the Company did exceed the federally insured limit by approximately $365,000 in its main operating account by $3,010,000 in its investment savings account, and by $51,000 in its merchant account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2007 and December 31, 2006, 51% and 45% of the Company’s accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 49% and 55% of the Company’s accounts receivable were due from four and five wholesale infomercial operators, respectively.

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