Form 10KSB/A
period 2007-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2008-09-26
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________________
Form 10-KSB
Amendment No. 3
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

Evidence of growing consumer acceptance of direct response is readily apparent from the DMA study of the US market:

—	Marketers, in 2007, spent an estimated $173.2 billion for direct marketing promotions which will, in turn, generate an estimated $2.0 trillion in US sales

—	Direct marketing Return on Investment for health and personal care products is high. For 2007, an investment of $1 in direct marketing returned $16.38 revenue on average.

—	Sales driven by direct marketing are projected to grow by 6.6% through 2012; by comparison, overall U.S. sales are projected to grow 4.8% in that same period.

—	Direct response television (DRTV) advertising has pulled down about $156.6 billion in sales in 2007

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

—
Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace.  Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

—	Must support a 4 – 5 times mark-up from landed cost while still representing good perceived value to the consumer;

—
Must have a unique “hook” to be able to catch the attention of the viewer - infomercials simply portray the consumer’s problem and the solution provided by the product and usually present a significant before and after state - the bigger the problem solved by the product, the greater the sales potential;

—	Easily and effectively promoted through sustained television branding;

—	Supports a margin sufficiently high enough to maintain profitability to us when sold through conventional retailers;

—	Has high volume sales potential, to ensure retailer interest;

—
Exhibits potential for “back-end” sales either through traditional retail or by company-run “auto ship” continuity programs - the more related products that are available for upsell/back-end campaigns, the wider the advantage in the infomercial marketplace;

—	Should have the potential to be turned into a long-term retail item – a product can drive retail sales by capitalizing on awareness advertising that is created with a successful infomercial; and

—	Must be relatively easy to ship.

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

—	Trademarks

We have several registered trademarks for BetterBlocksTM in countries throughout the world.  We have also registered trademarks in the United States for Derma WandTM, Cell RXTM , Smart StacksTM ..

—	Patents

We have patents for the toy building elements of BetterBlocksTM in several countries throughout the world.  We also have the exclusive right to the use of the worldwide patent for Derma WandTM, as is necessary to manufacture, market and distribute Derma WandTM ..

—	Copyrights

We have copyright registrations for all versions of our infomercials for Derma WandTM ,BetterBlocksTM and Smart StacksTM.

—	Registered Designs

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

—
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

—
Under a production agreement with the Broadcast Arts Group (“BAG”), we are obligated to pay BAG royalties based on a certain percentage of adjusted gross revenues from the sale of Smart StacksTM.  We may terminate the contract with written notice if we elect not to air the infomercial and market the product.

Derma WandTM

—	Under a marketing and royalty agreement with the developer of Derma WandTM, we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

—
Under a production agreement with BAG, we are obligated to pay royalties to BAG based on adjusted revenues or units sold depending on various scenarios as defined in the agreement.  This agreement terminated on August 31, 2005.

—
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

—
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

—
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

—
During 2007, our Company and Info Marketing Group Inc. (“IMG”) entered into a Exclusive License Letter Agreement  (“Agreement”) granting an exclusive license to ICTV with respect to Cell RX and associated products (”Product”).

—
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

—
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

—
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

Index

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”.  A “penny stock” is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.  The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them.  Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

—	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

—	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

—	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

—	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

—
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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the quarter ended December 31, 2007 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Index

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

By:	/s/	Kelvin Claney	Date: March 30, 2008
	Name:	Kelvin Claney
	Title:	President and CEO,
Secretary and Director,
Chairman of the Board

By:	/s/	Karl Redekopp	Date: March 30, 2008
	Name:	Karl Redekopp
	Title:	Chief Financial Officer, Principle Accounting Officer

By:	/s/	William Floor	Date: March 30, 2008
	Name:	William Floor
	Title:	Board Member

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Index

INTERNATIONAL COMMERCIAL TELEVISION INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

Index

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florid 33156-7564
A Professional Association	Telephone (305) 274-1366
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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,475,775	$343,536
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,357	8,694
Amortization of deferred compensation under nonqualified stock option plan	-	16,000
Expenses paid through issuance of common stock	-	52,500
Change in assets and liabilities
Increase in accounts receivable	(2,298,976)	(123,450)
Increase in inventory	(130,862)	(179,714)
Increase in prepaid expenses	(159,343)	(57,343)
Increase in accounts payable and accrued liabilities	285,403	476,479
Net cash provided by (used in) operating activities	(821,646)	536,702

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-	(9,300)
Net cash used in investing activities	-	(9,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	4,361,932	4,000
Advances from related parties	358,076	176,855
Payments to related parties	(595,642)	(343,833)
Subscriptions received in advance	100,750	-
Net cash provided by (used in) financing activities	4,225,116	(162,978)

NET INCREASE IN CASH	3,403,470	364,424

CASH, beginning of the year	385,474	21,050

CASH, end of the year	$3,788,944	$385,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest income (expense)	$11,423	$(15,273)
Income taxes paid	$-	$-

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