Form 10KSB/A
period 2007-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2008-09-30
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________________
Form 10-KSB
Amendment No. 5
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

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:	September 30, 2008	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/	Kelvin Claney	Date: September 30, 2008
	Name:	Kelvin Claney
	Title:	President and CEO,
Secretary and Director,
Chairman of the Board

By:	/s/	Karl Redekopp	Date: September 30, 2008
	Name:	Karl Redekopp
	Title:	Chief Financial Officer, Principle Accounting Officer

By:	/s/	William Flohr	Date: September 30, 2008
	Name:	William Flohr
	Title:	Board Member