Form 10-Q/A
period 2007-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2009-02-09
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number:           0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

299 Madison Avenue N. Suite C
Bainbridge Island, WA  98110
(Address of principal executive offices)

206-780-8203
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

CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(Unaudited)

June 30, 2007
(As restated- Note 11)
ASSETS

CURRENT ASSETS:
Cash	$661,004
Accounts receivable, net of allowance of $123,607	953,856
Inventories	331,173
Prepaid expenses and deposits	81,492
Deferred tax asset less valuation allowance of $3,087,000	-
Total current assets	2,027,525

FURNITURE AND EQUIPMENT:
Furniture and equipment	120,169
Less accumulated depreciation	107,152
Furniture and equipment, net	13,017

Total assets	$2,040,542

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$728,023
Accounts payable and accrued liabilities – related parties	63,493
Due to related parties	137,875
Total current liabilities	929,391

NOTE PAYABLE TO SHAREHOLDER	590,723

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value, 100,000,000shares authorized, 12,169,187 issued and outstanding as of June 30, 2007	2,070
Additional paid-in-capital	1,541,766
Accumulated deficit	(1,023,408)

Total shareholders’ equity	520,428

Total liabilities and shareholders’ equity	$2,040,542

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(As restated – Note 11)		(As restated – Note 11)

NET SALES	$2,355,486	$180,484	$4,038,531	$502,573

COST OF SALES	$778,315	$144,447	$1,234,984	$273,944

GROSS PROFIT	1,577,171	36,037	2,803,547	228,629

OPERATING EXPENSES:
Depreciation	1,589	2,173	3,179	6,860
General and administrative	228,625	192,972	395,327	308,718
Selling and marketing	1,632,436	56,464	2,473,353	141,363
Rent	7,849	4,083	15,728	9,159
Total operating expenses	1,870,499	255,692	2,887,587	466,100

OPERATING LOSS	(293,328)	(219,655)	(84,040)	(237,471)

INTEREST (INCOME) EXPENSE:	(5,509)	1,196	(3,210)	1,812

NETLOSS:	(287,819)	(220,851)	(80,830)	(239,283)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.01)	$(0.02)

FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.01)	$(0.02)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.01)	$(0.02)

FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals
				(As restated – Note 11)	(As restated – Note 11)

Balances, January 1, 2006	10,635,188	$536	$392,285	$(1,286,114)	$(893,293)

Issuance of common stock	58,000	58	56,443	-	56,501

Amortization of deferred compensation under non-qualified stock option plan	-	-	16,000	-	16,000

Net income	-	-	-	343,536	343,536

Balances, December 31, 2006	10,693,188	594	464,728	(942,578)	(477,256)

Issuance of common stock	1,475,999	1,476	1,105,524	-	1,107,000

Stock issuance costs	-	-	(28,486)	-	(28,486)

Net loss	-	-	-	(80,830)	(80,830)

Balances, June 30, 2007	12,169,187	$2,070	$1,541,766	$(1,023,408)	$520,428

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	June 30, 2007	June 30, 2006
	(As restated – Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,830)	$(239,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,179	6,860
Amortization of deferred compensation under nonqualified stock option plan	-	8,000
Expenses paid through issuance of common stock	-	52,500
(Increase) decrease in accounts receivable	(398,662)	285,168
Increase in inventory	(92,486)	(46,672)
Decrease (increase) in prepaid expenses	7,007	(26,898)
(Decrease) increase in accounts payable and accrued liabilities	(84,518)	7,565
Net cash (used in) provided by operating activities	(646,310)	47,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(9,302)
Net cash used in financing activities	-	(9,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,078,514	4,000
Advances from related parties	161,020	202,928
Payments to related parties	(317,694)	(204,966)
Net cash provided by (used in) financing activities	921,840	1,962

NET INCREASE (DECREASE) IN CASH	275,530	39,900

CASH, beginning of the period	385,474	21,050

CASH, end of period	$661,004	$60,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$3,857	$1,812
Income taxes paid	$-	$-

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

Accounts receivable

The allowance for returns and bad debts for the period ended June 30, 2007 are $101,794 and $21,813 respectively. The allowance is calculated based on historic customer returns and bad debts. There were no allowances recorded prior to June 30, 2007. The amount of bad debt expense for the period ended June 30, 2007 and 2006 are $42,364 and $0. The amounts are included in general and administrative expense in the accompanying consolidated financial statements.

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

Revenue recognition

Product sales revenue is recognized upon shipment of the product to the customer.  The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  The Company provides an allowance for returns based upon past experience.  The return portion of the allowance for the period ended June 30, 2007 and 2006 is $101,794 and $0 respectively. All returns for the years presented have been offset against gross sales. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales.  Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

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

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the six months ended June 30, 2007, recorded no stock compensation expense. If the Company had expensed stock options for the six months ended June 30, 2007, the stock compensation expense would also have been $ 0.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2007, and year ended December 31, 2006:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2006	-	1,209,000	1,209,000	$0.47
Granted during 2006	-	-	-	$0.00
Exercised during the year	-	(8,000)	(8,000)	$0.50
Cancelled during the year	-	(40,000)	(40,000)	$2.00

Balance, December 31, 2006	-	1,161,000	1,161,000	$0.47

Cancelled during the period	-	(4,000)	(4,000)	$0.50
Exercised during the period	-	-	-	$0.00

Balance, June 30, 2007	-	1,157,000	1,157,000	$0.43

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

For the six months ended June 30:

	2007	2006

Net loss as reported	$(80,830)	$(239,283)
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net loss	$(80,830)	$(239,283)

Loss per share:
Basic - as reported	$(0.01)	$(0.02)
Basic – pro forma	$(0.01)	$(0.02)

Diluted - as reported	$(0.01)	$(0.02)
Diluted – pro forma	$(0.01)	$(0.02)

For the three months ended June 30:

	2007	2006

Net loss as reported	$(287,819)	$(220,851)
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net loss	$(287,819)	$(220,851)

Loss per share:
Basic - as reported	$(0.02)	$(0.02)
Basic – pro forma	$(0.02)	$(0.02)

Diluted - as reported	$(0.02)	$(0.02)
Diluted – pro forma	$(0.02)	$(0.02)

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of June 30, 2007, the Company did not exceed the federally insured limit  in its  main credit card merchant account; however it did exceed the limit by approximately $64,000 in its main operating account and by $305,000 in its investment savings account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2007 and June 30, 2006, 76% and 19% of the Company’s accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 24% and 81% of the Company’s accounts receivable were due from seven and five international infomercial operators, respectively.

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

Also during 2007, the Company entered into a drop ship agreement with The Home Shopping Network (HSN).   The basic terms of the agreement are that orders would be taken by HSN and transmitted to the Company’s third party fulfillment warehouse. The fulfillment warehouse is then required to ship the product to the customer within (3) three business days of the promotion of the product by HSN.  The receivable created upon the shipment of the goods is between the Company and HSN with terms of payment net 30 days.  HSN has the right to withhold, for a period of ninety (90) days, up to ten percent (10%) of each invoice as a reserve against Product returns from customers.   As of June 30, 2007, the Derma Wand is the only product that has been sold by HSN for the Company.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

On December 20, 2005, the Company entered into an operating lease agreement for office facilities for its international operations from an unrelated party for approximately $2,400 per month.  The term of the lease is three years commencing May 31, 2006 and ending May 31, 2009. Our executive offices are located in Bainbridge Island, Washington and are provided to the Company at a rate of $350 per month by Kelvin Claney, President of the Company.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 7 - Basic and diluted loss per share (continued)

The computations for basic and diluted loss per share are as follows:

For the six months ended June 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Loss available to common shareholders	$(80,830)	11,332,788	$(0.01)

Diluted earnings per share

Loss available to common shareholders	$(675,645)	11,716,253	$(0.01)

For the six months ended June 30, 2006:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic loss per share

Loss available to common shareholders	$(239,283)	10,693,188	$(0.02)

Diluted loss per share

Loss available to common shareholders	$(239,283)	10,693,188	$(0.02)

For the three months ended June 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Loss available to common shareholders	$(287,819)	11,972,387	$(0.02)

Diluted earnings per share

Loss available to common shareholders	$(287,819)	12,483,934	$(0.02)

For the three months ended June 30, 2006:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic loss per share

Loss available to common shareholders	$(220,851)	10,693,188	$(0.02)

Diluted loss per share

Loss available to common shareholders	$(220,851)	10,693,188	$(0.02)

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

The Company had net operating losses of approximately $ 695,000 related to US federal, foreign and state jurisdictions through June 30, 2007.  Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are approximately as follows:

June 30, 2007

Net operating loss	$236,000
Basis of investments	2,327,000
Basis of intangibles	428,000
Basis of stock options	103,000
Accumulated amortization	107,000
Accumulated depreciation	4,000
State taxes	(118,000)
Total deferred tax assets	3,087,000
Valuation allowance	(3,087,000)
Net deferred tax assets	$-

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

 INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 9 - Segment reporting (continued)

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the six months ended June 30, 2007			For the six months ended June 30, 2006
	Domestic	International	Totals	Domestic	International	Totals
	(As restated – Note 11)		(As restated – Note 11)

Net Sales	$3,436,713	$601,818	$4,038,531	$156,045	$346,528	$502,573

Cost of Sales	$989,616	$245,368	$1,234,984	$25,036	$248,908	$273,944

Gross profit	2,447,097	356,450	2,803,547	131,009	97,620	228,629

Operating expenses:
Depreciation	2,783	396	3,179	2,131	4,729	6,860
General and administrative	352,890	42,437	395,327	96,259	212,459	308,718
Selling and marketing	2,465,378	7,975	2,473,353	116,002	25,361	141,363
Rent	13,770	1,958	15,728	2,845	6,314	9,159
Total operating expense	2,834,821	52,766	2,887,587	217,237	248,863	466,100

Operating income (loss)	$(387,724)	$303,684	$(84,045)	$(86,228)	$(151,243)	$(237,471)

	For the three months ended June 30, 2007			For the three months ended June 30, 2006
	Domestic	International	Totals	Domestic	International	Totals
	(As restated – Note 11)		(As restated – Note 11)

NET SALES	$2,136,145	$219,341	$2,355,486	$40,511	$139,973	$180,484

COST OF SALES	$668,830	$109,485	$778,315	$17,775	$126,672	$144,447

Gross profit	1,467,315	109,856	1,577,171	22,736	13,301	36,037

Operating expenses:
Depreciation	1,478	111	1,589	449	1,724	2,173
General and administrative	214,148	14,477	228,625	54,803	138,169	192,972
Selling and marketing	1,620,134	12,302	1,632,436	42,491	13,973	56,464
Rent	7,300	549	7,849	1,023	3,060	4,083
Total operating expense	1,843,060	27,439	1,870,499	98,766	156,926	255,692

Operating income (loss)	$(375,745)	$82,417	$(293,328)	$(76,030)	$(143,625)	$(219,655)

NOTE 10  -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty. Although the Company has a positive working capital at June 30, 2007, the operating cash flows have decreased approximately $646,000 year to date. In addition, the company has an accumulated deficit of approximately $1,023,000 as of June 30, 2007. These considerations raise  substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing additional financing to fund the current operating losses.

NOTE 11 - RESTATEMENT

The Company has reviewed its revenue recognition policies and has discovered that it was understating customer returns for its infomercial products sales.  In addition, The Company has also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result of these discoveries, management determined that it was appropriate to restate our consolidated financial statements for the period ended June 30, 2007.  The effect of the restatement on the consolidated financial statements is as follows:

	For the three months ended June 30, 2007		For the six months ended June 30, 2007

Accounts receivable:
As previously reported		$1,771,935		$1,771.935
Adjustment	$	(818,079)	$	(818,079)
As restated		$953,856		$953,856

Inventories:
As previously reported		$269,569		$269,569
Adjustment		$61,604		$61,604
As restated		$331,173		$331,173

Net sales:
As previously reported		$3,151,752		$4,834,797
Adjustment	$	(796,266)	$	(796,266)
As restated		$2,355,486		$4,038,531

Cost of sales:
As previously reported		$839,919		$1,296,588
Adjustment	$	(61,604)	$	(61,604)
As restated		$778,315		$1,234,984

Operating expenses:
As previously reported		$1,848,686		$2,865,774
Adjustment		$21,813		$21,813
As restated		$1,870,499		$2,887,587

Income/ (loss) for the year:
As previously reported		$468,656		$675,645
Adjustment	$	(756,475)	$	(756,475)
As restated		$(287,819)	$	(80,830)

Net income /(loss) per share
As previously reported		$0.04		$0.06
Adjustment	$	(0.06)	$	(0.07)
As restated		$(0.02)		$(0.01)

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS

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

Revenues

Our revenues increased to approximately $2,355,000 for the quarter ended June 30, 2007, up from approximately $180,500 recorded during the comparative quarter in 2006, a 1,204% increase. In June 2007, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television campaign. Our Company resources are very limited at this time so it was decided to concentrate these resources on marketing and selling our most popular product. All revenues recorded during the quarter ended June 30, 2007 were generated by our own products, as was the case during the comparative period in 2006.

Gross Margin

Gross margin percentage increased to approximately 67% for the quarter ended June 30, 2007, compared to approximately 20% for the quarter ended June 30, 2006.  The increase in gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended June 30, 2007, we received gross margins of approximately $1,577,000 for Derma Wand, and in the quarter ended June 30, 2006, we received gross margins of $36,000 for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $1,870,000 during the quarter ended June 30, 2007, from approximately $256,000 during the quarter ended June 30, 2006, up approximately $1,615,000, or 633%.  This increase is attributed primarily to three factors; $1,091,000 in media costs were incurred during the period as compared to $ 15,000 during the quarter ended June 30, 2006,  $151,000 in fulfillment charges were charged during the period compared to $2,000 during the quarter ended June 30, 2006, and finally  $150,000 in answering service charges in relation to product sales were incurred during the period as compared to $ 4,000 during the quarter ended June 30, 2006.

Net Income (Loss)

Apart from the past two fiscal years ended December 31, 2006 and December 31, 2005, we have not achieved profitability on a consistent or annualized basis.  Our net loss of approximately $288,000 for the quarter ended June 30, 2007 follows up first quarter 2007 net income of approximately $207,000.   Market acceptance of the products we launch is the greatest determining factor as to whether we will continue to operate profitably or at a loss.

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

Although we have experienced negative cash flows from operating activities, the Company has working capital of approximately $1,098,000. The accumulated deficit has increased to approximately $1,023,000 as of June 30, 2007.  Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable. During this period, we have obtained additional capital of approximately $1,107,000 through the issuance of common stock.  This capitalization will be used to develop new products and expand our business. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.

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

As of June 30, 2007, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  At the time of the original filing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Therefore, as of June 30, 2007, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter then ended that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

However, during the Company’s internal review of its financial statements for the third quarter of 2008, The Company discovered that it was understating customer returns for its infomercial products sales.  In addition, The Company has also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale.   As a result, the Company has reviewed its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly and the Company has restated its financial statements in this report for the applicable period.

PART II – OTHER INFORMATION

ITEM 4. – OTHER INFORMATION

Effective May 30th, 2008, ICTV named Richard Scheiner as its Chief Operating Officer.  Mr. Scheiner will be paid an annual salary of $200,000, and will receive such performance bonuses and stock options as agreed upon between Mr. Scheiner and ICTV’s Board of Directors.

In conjunction with the hiring of Mr. Scheiner, ICTV moved its operational functions to Wayne, Pennsylvania, where Mr. Scheiner is located.  The company planned on moving its financial management function to Pennsylvania in the Third Quarter of 2008. Rather than relocate to Pennsylvania, ICTV’s Chief Financial Officer, Karl Redekopp, resigned on July 28th, 2008, with an effective date of August 15th, 2008.

The Company hired Richard Ransom as its Director of Finance, based in Wayne, Pennsylvania, with a starting date of July 29th, 2008. Mr. Ransom was then named the company’s new Chief Financial Officer, effective as of December 8th, 2008.  He will be paid an annual salary of $125,000, and will receive such performance bonuses and stock options as agreed upon between Mr. Ransom and ICTV’s Board of Directors.

ITEM 5.	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

*32	Section 1350 Certifications

* Filed herewith

REPORTS ON FORM 8-K

The Company has released form 8-Ks and 8-K/As on the following dates relating to the restatement of the consolidated financial statements dating back to June 30, 2007:

Form 8-K –	reported on October 31, 2008
Form 8-K/A -	reported on November 7, 2008
Form 8-K/A -	reported on December 17, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: February 9, 2009	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: February 9, 2009	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer