Form 10-Q/A
period 2007-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2009-03-02
CIK 1076522

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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2007, the Issuer had 12,169,187 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheet as of September 30, 2007 (unaudited)	2

	Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (unaudited) and for the nine months ended September 30, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Deficiency in Assets for the nine months ended September 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to the Consolidated Financial Statements	6-24

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

September 30,
2007
(As restated- Note 11)
ASSETS

CURRENT ASSETS:
Cash	$732,843
Accounts receivable, net of allowance of $85,150	792,714
Inventories	459,815
Prepaid expenses and deposits	201,888
Deferred tax asset less valuation allowance of $3,152,000	-
Total current assets	2,187,260

FURNITURE AND EQUIPMENT:
Furniture and equipment	120,169
Less accumulated depreciation	108,741
Furniture and equipment, net	11,428

Total assets	$2,198,688

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,094,019
Accounts payable and accrued liabilities – related parties	11,781
Due to related parties	172,219
Total current liabilities	1,278,019

NOTE PAYABLE TO SHAREHOLDER	590,723

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value, 100,000,000 shares authorized, 12,169,187 issued and outstanding as of September 30, 2007	2,698
Additional paid-in-capital	1,568,638
Subscriptions receivable	(27,500)
Accumulated deficit	(1,213,889)

Total shareholders’ equity	329,947

Total liabilities and shareholders’ equity	$2,198,688

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(As restated – Note 11)		(As restated – Note 11)

NET SALES	$2,341,093	$1,035,466	$6,379,624	$1,538,039

COST OF SALES	$866,861	$244,074	$2,101,844	$518,018

GROSS PROFIT	1,474,232	791,392	4,277,780	1,020,021

OPERATING EXPENSES:
Depreciation	1,589	2,173	4,768	9,033
General and administrative	223,347	142,743	618,674	451,462
Selling and marketing	1,433,273	447,824	3,906,627	589,188
Rent	7,606	6,643	23,334	15,801
Total operating expenses	1,665,815	599,383	4,553,403	1,065,484

OPERATING INCOME (LOSS)	(191,583)	192,009	(275,623)	(45,463)

INTEREST (INCOME) EXPENSE:	(1,102)	1,268	(4,312)	3,080

NET LOSS:	(190,481)	190,741	(271,311)	(48,543)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.00)

FULLY DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivable	Totals
				(As restated – Note 11)		(As restated – Note 11)

Balances, January 1, 2006	10,635,188	$536	$392,285	$(1,286,114)		$(893,293)

Issuance of common stock	58,000	58	56,443	-		56,501

Amortization of deferred compensation under non-qualified stock option plan	-	-	16,000	-		16,000

Net income	-	-	-	343,536		343,536

Balances, December 31, 2006	10,693,188	594	464,728	(942,578)		(477,256)

Issuance of common stock	2,103,599	2,104	1,427,596	-		1,429,700

Subscriptions receivable	-	-	-	-	(27,500)	(27,500)

Stock issuance costs	-	-	(323,686)	-		(323,686)

Net loss	-	-	-	(271,311)		(271,311)

Balances, September 30, 2007	12,796,787	$2,698	$1,568,638	$(1,213,889)	$(27,500)	$329,947

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	September 30, 2007	September 30, 2006
	(As restated – Note 11)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,311)	$(48,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,768	9,033
Amortization of deferred compensation under nonqualified stock option plan	-	8,000
(Increase) decrease in accounts receivable	(237,519)	(390,874)
Increase in inventory	(221,128)	(170,328)
Decrease (increase) in prepaid expenses	(113,389)	(16,017)
(Decrease) increase in accounts payable and accrued liabilities	229,766	546,704
Net cash (used in) provided by operating activities	(608,813)	(62,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(9,302)
Net cash used in financing activities	-	(9,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,078,514	56,500
Advances from related parties	295,895	236,546
Payments to related parties	(418,227)	(233,619)
Net cash provided by (used in) financing activities	956,182	59,427

NET INCREASE (DECREASE) IN CASH	347,369	(11,900)

CASH, beginning of the period	385,474	21,050

CASH, end of period	$732,843	$9,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$4,476	$3,080
Income taxes paid	$-	$-

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

Since January 1, 2005, the Company has been working to develop future profitable operations and improve the working capital position of the Company. During the year ended December 31, 2005, the Company refocused its efforts towards operations and profitability. As a result, the Company increased its sales and reduced its proportionate costs.  In addition, the Company successfully completed a private placement subsequent to the period whereby it raised $1,134,500 which will be used to develop new products and grow our existing business with new and profitable product lines.

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

Accounts receivable

The allowance for returns and bad debts for the period ended September 30, 2007 are $70,124 and $15,026 respectively. The allowance is calculated based on historic customer returns and bad debts. There were no allowances recorded prior to September 30, 2007. The amount of bad debt expense for the period ended September 30, 2007 and 2006 are $35,577 and $0. The amounts are included in general and administrative expense in the accompanying consolidated financial statements.

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

Depreciation expense amounted to $ 1,589 and $ 2,173 for the three months ended September 30, 2007 and 2006, respectively, and $4,768 and $9,033 for the nine months ended September 30, 2007 and 2006 respectively.

Revenue recognition

Product sales revenue is recognized upon shipment of the product to the customer.  The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  The Company provides an allowance for returns based upon past experience.  The return portion of the allowance for the period ended September 30, 2007 and 2006 is $70,124 and $0 respectively. All returns for the years presented have been offset against gross sales. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales.  Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $ 595,687 and $126,700 for the nine months ended September 30, 2007 and 2006, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $ 461,816 and $ 62,174 for the nine months ended September 30, 2007 and 2006, respectively.

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

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $ 2,972,829 and $397,584 in such costs for the periods ended September 30, 2007 and 2006.

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

In January 2006, the Company adopted the expense recognition provisions of SFAS No. 123, and for the nine months ended September 30, 2007, recorded no stock compensation expense. If the Company had expensed stock options for the nine months ended September 30, 2007, the stock compensation expense would also have been $ 0.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2007, and year ended December 31, 2006:
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

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share would have been as follows for the nine months ended September 30:

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

For the nine months ended September 30:

	2007	2006

Net loss as reported	$(271,311)	$(48,542)
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net loss	$(271,311)	$(48,542)

Loss per share:
Basic - as reported	$(0.02)	$(0.00)
Basic – pro forma	$(0.02)	$(0.00)

Diluted - as reported	$(0.02)	$(0.00)
Diluted – pro forma	$(0.02)	$(0.00)

For the three months ended September 30:

	2007	2006

Net loss as reported	$(190,482)	$190,741
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net loss	$(190,482)	$190,741

Loss per share:
Basic - as reported	$(0.01)	$0.02
Basic – pro forma	$(0.01)	$0.02

Diluted - as reported	$(0.01)	$0.01
Diluted – pro forma	$(0.01)	$0.01

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of September 30, 2007, the Company did not exceed the federally insured limit  in its  main credit card merchant account; however it did exceed the limit by approximately $55,000 in its main operating account and by $469,000 in its investment savings account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2007 and September 30, 2006, 45% and 58% of the Company’s accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 55% and 42% of the Company’s accounts receivable were due from seven and five international infomercial operators, respectively.

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

Also during 2007, the Company entered into a drop ship agreement with The Home Shopping Network (HSN).   The basic terms of the agreement are that orders would be taken by HSN and transmitted to the Company’s third party fulfillment warehouse. The fulfillment warehouse is then required to ship the product to the customer within (3) three business days of the promotion of the product by HSN.  The receivable created upon the shipment of the goods is between the Company and HSN with terms of payment net 30 days.  HSN has the right to withhold, for a period of ninety (90) days, up to ten percent (10%) of each invoice as a reserve against Product returns from customers.   As of September 30, 2007, the Derma Wand is the only product that has been sold by HSN for the Company.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 7 - Basic and diluted loss per share (continued)

The computations for basic and diluted loss per share are as follows:

For the nine months ended September 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Loss available to common shareholders	$(271,311)	11,790,702	$(0.02)

Diluted earnings per share

Loss available to common shareholders	$(271,311)	12,306,569	$(0.02)

For the nine months ended September 30, 2006:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic loss per share

Loss available to common shareholders	$(48,543)	10,693,188	$(0.00)

Diluted loss per share

Loss available to common shareholders	$(48,543)	10,975,988	$(0.00)

For the three months ended September 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Loss available to common shareholders	$(190,482)	12,698,550	$(0.01)

Diluted earnings per share

Loss available to common shareholders	$(190,482)	13,328,631	$(0.01)

For the three months ended September 30, 2006:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic loss per share

Loss available to common shareholders	$190,741	10,693,188	$0.02

Diluted loss per share

Loss available to common shareholders	$190,741	10,934,069	$0.02

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

The Company had net operating losses of approximately $ 885,000 related to US federal, foreign and state jurisdictions through September 30, 2007.  Utilization of net operating losses, which begin to expire at various times starting in 2021, may be subject to certain limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are approximately as follows:

September 30, 2007

Net operating loss	$301,000
Basis of investments	2,327,000
Basis of intangibles	428,000
Basis of stock options	103,000
Accumulated amortization	107,000
Accumulated depreciation	4,000
State taxes	(118,000)
Total deferred tax assets	3,152,000
Valuation allowance	(3,152,000)
Net deferred tax assets	$-

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

 INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 9 - Segment reporting (continued)

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the nine months ended September 30, 2007			For the nine months ended September 30, 2006
	Domestic	International	Totals	Domestic	International	Totals
	(As restated – Note 11)		(As restated – Note 11)

Net Sales	$5,365,646	$1,013,978	$6,379,624	$833,091	$704,948	$1,538,039

Cost of Sales	$1,713,119	$388,725	$2,101,844	$79,484	$438,534	$518,018

Gross profit	3,652,527	625,253	4,277,780	753,607	266,414	1,020,021

Operating expenses:
Depreciation	4,171	597	4,768	4,893	4,140	9,033
General and administrative	547,885	70,789	618,674	235,978	215,484	451,462
Selling and marketing	3,879,651	26,976	3,906,627	563,824	25,364	589,188
Rent	20,413	2,921	23,334	8,560	7,241	15,801
Total operating expense	4,452,120	101,283	4,553,403	813,255	252,229	1,065,484

Operating income (loss)	$(799,593)	$523,970	$(275,623)	$(59,648)	$14,185	$(45,463)

	For the three months ended September 30, 2007			For the three months ended September 30, 2006
	Domestic	International	Totals	Domestic	International	Totals
	(As restated – Note 11)		(As restated – Note 11)

Net Sales	$1,928,933	$412,160	$2,341,093	$677,046	$358,420	$1,035,466

Cost of Sales	$723,504	$143,357	$866,861	$54,448	$189,626	$244,074

Gross profit	1,205,429	268,803	1,474,232	622,598	168,794	791,392

Operating expenses:
Depreciation	1,388	201	1,589	1,421	752	2,173
General and administrative	194,995	28,352	223,347	93,333	49,410	142,743
Selling and marketing	1,414,271	19,002	1,433,273	429,911	17,913	447,824
Rent	6,643	963	7,606	4,344	2,299	6,643
Total operating expense	1,617,297	48,518	1,665,815	529,009	70,374	599,383

Operating income (loss)	$(411,868)	$220,285	$(191,583)	$93,589	$98,420	$192,009

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 10 -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.  Although the Company has a positive working capital at September 30, 2007, the operating cash flows have decreased approximately $609,000 year to date. In addition, the company has an accumulated deficit of approximately $1,214,000 as of September 30, 2007.  These  considerations  raise  substantial  doubt about the Company's  ability  to  continue  as  a  going  concern.  Management is actively pursuing additional financing to fund the current operating losses.

NOTE 11 - RESTATEMENT

The Company has reviewed its revenue recognition policies and has discovered that it was understating customer returns for its infomercial products sales.  In addition, The Company has also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result of these discoveries, management determined that it was appropriate to restate our consolidated financial statements for the period ended September 30, 2007.  The effect of the restatement on the consolidated financial statements is as follows:

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 11 – RESTATEMENT (Continued)

	For the three months ended September 30, 2007		For the nine months ended September 30, 2007

Accounts receivable:
As previously reported		$2,529,505		$2,529,505
Adjustment		$(1,736,791)		$(1,736,791)
As restated		$792,714		$792,714

Inventories:
As previously reported		$253,505		$253,505
Adjustment		$206,310		$206,310
As restated		$459,815		$459,815

Net sales:
As previously reported		$3,266,592		$8,101,390
Adjustment	$	(925,499)		$(1,721,766)
As restated		$2,341,093		$6,379,624

Cost of sales:
As previously reported		$1,011,567		$2,308,154
Adjustment	$	(144,706)	$	(206,310)
As restated		$866,861		$2,101,844

Operating expenses:
As previously reported		$1,672,602		$4,538,377
Adjustment	$	(6,787)		$15,026
As restated		$1,665,815		$4,553,403

Income/ (loss) for the year:
As previously reported		$583,525		$1,259,171
Adjustment	$	(774,006)		$(1,530,482)
As restated		$(190,481)	$	(271,311)

Net income /(loss) per share
As previously reported		$0.05		$0.11
Adjustment	$	(0.06)	$	(0.13)
As restated		$(0.01)		$(0.02)

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS

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

Results of Operations

The following discussion compares operations for the quarter ended September 30, 2007, with the quarter ended September 30, 2006.

Revenues

Our revenues increased to approximately $2,341,000 for the quarter ended September 30, 2007, up from approximately $1,035,000 recorded during the comparative quarter in 2006, a 126% increase. Our Derma Wand product generated 100% of the revenues, as was the case during the same period in 2006. In September 2007, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television campaign. Our Company resources are very limited at this time so we decided to concentrate these resources on marketing and selling our most popular product. All revenues recorded during the quarter ended September 30, 2007 were generated by our own products, as was the case during the comparative period in 2006.

Gross Margin

Gross margin percentage decreased to approximately 63% for the quarter ended September 30, 2007, compared to approximately 76% for the quarter ended September 30, 2006.  The decrease in gross margin percentage was primarily due to the returns offset against the revenues generated from domestic Derma Wand sales; they were higher than the same period in 2006.

Operating Expenses

Total operating expenses increased to approximately $1,666,000 during the quarter ended September 30, 2007, from approximately $600,000 during the quarter ended September 30, 2006, up approximately $1,066,000, or 178%.  This increase is attributed primarily to increased domestic sales of the Derma Wand and all of the associated media, production and fulfillment costs. General and administrative costs were $223,000 during the quarter ended September 30, 2007, as compared to $143,000 during the quarter ended September 30, 2006 (an increase of 56%) and selling and marketing costs were $1,433,000 during the quarter ended September 30, 2007, as compared to $447,000 during the quarter ended September 30, 2006 ( an increase of  220%).

Net Income (Loss)

The net loss increased to approximately $190,000 during the quarter ended September 30, 2007, from a net income of approximately $191,000 during the quarter ended September 30, 2006, a decrease of $381,000, or 199%.  This decrease is attributed primarily to increased domestic sales of the Derma Wand and all of the associated operating costs.

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

Although we have experienced negative cash flows from operating activities, the Company has working capital of approximately $1,098,000. The accumulated deficit has increased to approximately $909,000 as of September 30, 2007.  During this period, we have obtained additional capital of approximately $1,134,500 through the issuance of common stock.  This capitalization will be used to develop new products and expand our business. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.

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

As of September 30, 2007, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  As of September 30, 2007, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Therefore, as of September 30, 2007, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter then ended that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

* Filed herewith

REPORTS ON FORM 8-K

The Company has released form 8-Ks and 8-K/As on the following dates relating to the restatement of the consolidated financial statements dating back to September 30, 2007:

Form 8-K –	reported on October 31, 2008
Form 8-K/A -	reported on November 7, 2008
Form 8-K/A -	reported on December 17, 2008
Form 8-K/A -	reported on March 2, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: March 2, 2009	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: March 2, 2009	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	Chief Financial Officer