Form 10-K/A
period 2007-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2009-03-31
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________________
Form 10- KSB/A
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

Issuer’s telephone number: (206) 780-8203

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year:       $9,088,809

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

Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to
Annual Report on Form 10- KSB/A
For the Year Ended December 31, 2007

Index

Part I

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10- KSB/A may contain “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by International Commercial Television Inc (“ICTV”).  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that ICTV achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and ICTV assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by ICTV in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We produce long-form infomercials and short-form spots and sell our proprietary brands of advertised products directly to our viewing audience.  The goal of our business plan is to create brand awareness through our infomercials so that these brands and their families of products may be sold in dedicated shelf-space areas by product category in traditional retail stores.  We acquire the rights to the products that we market via licensing agreements, acquisition and in-house development.  We currently sell these products domestically and internationally via infomercials.  Our success is dependent, in part, on our ability to source suitable direct response television products; produce profitable infomercials that attract and retain viewer interest; create brand awareness through our infomercials; and capitalize on the brand awareness we create in our infomercials to sell the products featured in our infomercials, along with related families of products, in traditional retail stores under our established brands.

A short-form spot is a 30-second, 60-second, or 120-second commercial, while a long-form infomercial is a 28½-minute direct response commercial.  Short-form spots generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less.  Long-form infomercials generally feature products with a selling price of $30 - $300 and are usually unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

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

In addition to products that we own or have the exclusive license to market (which we refer to as “our products” or “our own products”), we sometimes act as the international distributor for products owned by third parties (which we refer to as “third-party products”).  For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.  In most instances, there are previously existing infomercials for the third-party products.  For the year ended December 31, 2007, we generated no revenue from third-party products as was the case for the year ended December 31, 2006.

Index

We are a Nevada corporation, and our headquarters are located at 299 Madison Avenue N. Suite C, Bainbridge Island, WA 98110.

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

Evidence of growing consumer acceptance of direct response is readily apparent from the DMA study of the US market:

•	Marketers, in 2007, spent an estimated $173.2 billion for direct marketing promotions which will, in turn, generate an estimated $2.0 trillion in US sales

•	Direct marketing Return on Investment for health and personal care products is high. For 2007, an investment of $1 in direct marketing returned $16.38 revenue on average.

•	Sales driven by direct marketing are projected to grow by 6.6% through 2012; by comparison, overall U.S. sales are projected to grow 4.8% in that same period.

•	Direct response television (DRTV) advertising has pulled down about $156.6 billion in sales in 2007

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

•
Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace.  Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

•	Must support a 4 – 5 times mark-up from landed cost while still representing good perceived value to the consumer;

•
Must have a unique “hook” to be able to catch the attention of the viewer - infomercials simply portray the consumer’s problem and the solution provided by the product and usually present a significant before and after state - the bigger the problem solved by the product, the greater the sales potential;

•	Easily and effectively promoted through sustained television branding;

•	Supports a margin sufficiently high enough to maintain profitability to us when sold through conventional retailers;

•	Has high volume sales potential, to ensure retailer interest;

•
Exhibits potential for “back-end” sales either through traditional retail or by company-run “auto ship” continuity programs - the more related products that are available for upsell/back-end campaigns, the wider the advantage in the infomercial marketplace;

•	Should have the potential to be turned into a long-term retail item – a product can drive retail sales by capitalizing on awareness advertising that is created with a successful infomercial; and

•	Must be relatively easy to ship.

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

None of our total revenue for the year ended December 31, 2007, came from the sale of Cell RX, as was the case for the year ended December 31, 2006.

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

We generally fulfill our orders within one to five days of the date customers order our products.  If for some reason we are unable to fulfill an order within five days of the date of a customer’s order, then we provide the customer with a letter explaining the reason for the delay.  The letter will also provide the customer with a revised shipping date not to exceed thirty days, and will offer the customer an option to either consent to the delay in shipping or to cancel their order and receive a prompt refund.

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

In our experience, a “good average” infomercial, which we define as having a media ratio of 2.5:1, will have a life span of eight to twelve months and will, at its peak, sustain $150,000-$200,000 in media spending per week.  A “hit” infomercial, which we define as having a media ratio of 4:1 or greater, will have a life span of 12 to 24 months, and at its peak, will sustain $600,000-$700,000 in media spending per week.

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

Index

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

Index

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

The following discussion should be read in conjunction with the consolidated financial statements in Item 7.  Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in the “Outlook: Issues and Uncertainties” section of this Form 10- KSB/A.

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

Revenues

Net sales increased to approximately $9,089,000 in 2007 from approximately $2,970,000 in 2006, an increase of $6,119,000 or 206%. For our infomercial products, in 2007, our domestic DRTV marketing campaign in the U.S.  was fully engaged; however we still maintained our relationship with the international market. In 2007, 9% of our revenue came from our international sales compared to 55% in 2006, and 91% of our revenue were generated by our domestic sales as compared to 45% in 2006.   The product that provided the majority of our revenue in 2007 was our own product, Derma WandTM. 100% of net sales were generated by the sale of our own products in 2007, 99% of which was attributed to the Derma WandTM, as compared to 100% in 2006

Derma WandTM sales reached a new high in 2007 and with stronger acceptance both domestically and internationally; we expect sales to continue to grow in 2008.

Index

Gross Margin

Gross margin percentage increased to approximately 68% in 2007 from approximately 59% in 2006.  The increase in gross margin percentage was primarily due to the fact that we received 99% of our total revenues in 2007 from the sales of our own Derma WandTM product where we generally have a lower cost of sales than we do for other products.  In 2007, we received approximately $6,138,000 in gross margin for Derma WandTM, compared to approximately $1,767,000 in 2006.

Operating Expenses

Total operating expenses increased to approximately $6,700,000 in 2007, up from approximately $1,400,000 in 2006, an increase of $5,300,000, or 378%.  Management’s efforts to increase operations and sales of Derma WandTM over the past 12 months are one of the reasons for the increase in operating expenses.  The majority of operating expenses, approximately $4,720,000, can be attributed to an increase in media costs and fulfillment costs associated with the domestic marketing campaign of our Derma WandTM product.

Net Income

Our net loss for the year ended December 31, 2007 was $502,000, compared to a 2006 net income of over $343,000.  The major reason for the 2007 net loss is the investment in marketing our Derma Wand product.  Market acceptance of the products we launch will be a determining factor as to whether we will continue to operate profitably or at a loss.

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

Plan of Operation; Liquidity and Capital Resources

At December 31, 2007, we had approximately $3,788,000 in cash and equivalents, compared to approximately $385,000 at December 31, 2006. We incurred a negative cash flow from operations of approximately $821,000 in 2007, compared to a positive cash flow from operations of approximately $537,000 in 2006. In 2007, increases in accounts receivable, inventory and prepaid expenses of approximately $634,000 offset the increase in accounts payable and accrued liabilities of $308,000 and net income.  In 2006, increases in accounts payable and accrued liabilities of approximately $476,000 and expenses of $52,500 paid through the issuance of common stock added to the income (approximately $416,000) and offset the increase in receivables, inventories and prepaid expenses (approximately $361,000).

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

As of December 31, 2007, the Company had working capital of approximately $4,064,396.  Although we have negative cash flow from operations at this time, this is due primarily to the decrease of our outstanding liabilities and an increase in our accounts receivable. During this period, we have obtained additional capital of approximately $4,361,000 through the issuance of common stock.  This capitalization will be used to develop new products and expand our business. In an effort to reach consistent profitability and become less dependent on the requirement to finance continuing operations, we are working to increase revenues and profit margins by continuing the trend of generating revenues by selling our own products where our margins are much higher than our third-party products.

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

Index

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

Index

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

Index

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

Index

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10- KSB/A for the quarter ended December 31, 2007 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Index

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

None.

Index

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each director and executive officer of ICTV as of December 31, 2007:

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

Index

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

Changes in Management since December 31, 2007

Effective May 30, 2008, Richard Scheiner was named Chief Operating Officer of the Company.  In conjunction with the hiring of Mr. Scheiner, the Company moved its operational functions to Wayne, Pennsylvania, where Mr. Scheiner is located.  Rather than relocate to Pennsylvania, Karl Redekopp, the Company’s Chief Financial Officer, resigned effective August 15, 2008.  The Company hired Richard Ransom as Director of Finance, based in Wayne, Pennsylvania, as of July 29, 2008. Mr. Ransom was named Chief Financial Officer of the Company effective December 8, 2008.

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Comp-ensation ($)
Kelvin Claney	2007	84,000	nil	nil	nil	nil	nil	nil
(President and	2006	72,000	nil	nil	nil	nil	nil	nil
CEO)	2005	72,000	nil	nil	nil	nil	nil	nil

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Date: March 31, 2009	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Kelvin Claney	Date: March 31, 2009
	Name:	Kelvin Claney
	Title:	President and CEO,
Secretary and Director,
Chairman of the Board

By:		/s/ Richard Ransom	Date: March 31, 2009
	Name:	Richard Ransom
	Title:	Chief Financial Officer, Principle Accounting Officer

By:		/s/ William Flohr	Date: March 31, 2009
	Name:	William Floor
	Title:	Board Member

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
Bainbridge Island, WA

We have audited the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiary as of December 31 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has working capital of approximately $4,064,396 and deficit of approximately $1,444,492 for the year ended December 31, 2007.

As described in Note 11 to the consolidated financial statements, the 2007 consolidated financial statements have been restated for discrepancies in the method of revenue recognition related to customer returns and timing for recognizing revenues.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
March 24, 2008 except as to Notes 1, 7, 8,
9, 10 and 11 which is March 31, 2009

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
	(As restated – Note 11)
ASSETS

CURRENT ASSETS:
Cash	$3,788,944	$385,474
Accounts receivable, net of allowance of $123,130	620,254	555,194
Inventories	648,286	238,687
Prepaid expenses and deposits	247,842	88,499
Deferred tax assets less valuation allowance of $3,160,000 (2006 - $3,058,000)	-	-
Total current assets	5,305,326	1,267,854

FURNITURE AND EQUIPMENT:
Furniture and equipment	120,169	120,169
Less accumulated depreciation	110,330	103,973
Furniture and equipment, net	9,839	16,196

Total assets	$5,315,165	$1,284,050

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,113,457	$858,388
Accounts payable – related parties	70,490	17,646
Due to related parties	56,983	294,549
Total current liabilities	1,240,930	1,170,583

NOTE PAYABLE TO SHAREHOLDER	590,723	590,723

COMMITMENTS AND CONTINGENCIES (Note 4 and 10)

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value, 100,000,000
Shares authorized, 14,274,287 and 10,693,188
Issued and outstanding as of December 31, 2007
And December 31, 2006, respectively	4,181	594
Additional paid-in-capital	4,823,073	464,728
Subscriptions received in advance	100,750	-
Accumulated deficit	(1,444,492)	(942,578)

Total shareholders’ equity (deficiency in assets)	3,483,512	(477,256)

Total liabilities and shareholders’ equity	$5,315,165	$1,284,050

The accompanying notes are an integral part of these consolidated statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(As restated – Note 11)

NET SALES	$9,088,809	$2,977,074

COST OF SALES	2,876,281	1,210,074

GROSS PROFIT	6,212,528	1,767,000

OPERATING EXPENSES:
Depreciation	6,357	8,694
General and administrative	1,176,801	489,447
Selling and marketing	5,509,466	883,381
Rent	33,241	26,669
Total operating expenses	6,725,865	1,408,191

OPERATING (LOSS) INCOME	(513,337)	358,809

OTHER EXPENSES:
Interest income (expense)	11,423	(15,273)
Total other expenses	11,423	(15,273)

(LOSS) INCOME BEFORE INCOME TAXES	(501,914)	343,536

INCOME TAXES
Income tax expense	-	116,802
Tax benefit of net operating loss carry forward	-	(116,802)

INCOME TAXES	-	-

NET (LOSS) INCOME	$(501,914)	$343,536

BASIC NET INCOME PER SHARE	$(0.04)	$0.03

FULLY DILUTED NET INCOME PER SHARE	$(0.04)	$0.03

The accompanying notes are an integral part of these consolidated statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

	Common Stock		Additional		Subscriptions
	$0.001 par value		Paid-In	Accumulated	Received in
	Shares	Amount	Capital	Deficit	Advance	Totals
						(As restated – Note 11)

Balances, January 1, 2006	10,635,188	$536	$392,285	$(1,286,114)	$-	$(893,293)

Issuance of common stock	58,000	58	56,443	-		56,501

Amortization of deferred compensation under non-qualified stock option plan	-	-	16,000	-		16,000

Net income	-	-	-	343,536		343,536

Balances, December 31, 2006	10,693,188	594	464,728	(942,578)	-	(477,256)

Issuance of common stock	3,586,099	3,587	4,687,614	-	-	4,691,201

Subscriptions received in advance	-	-	-	-	100,750	100,750

Stock issuance costs	-	-	(329,269)	-	-	(329,269)

Net loss	-	-	-	(501,914)	-	(501,914)

Balances, December 31, 2007	14,279,287	$4,181	$4,823,073	$(1,444,492)	$100,750	$3,483,512

The accompanying notes are an integral part of these consolidated statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(As restated – Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(501,914)	$343,536
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,357	8,694
Amortization of deferred compensation under nonqualified stock option plan	-	16,000
Expenses paid through issuance of common stock	-	52,500
Change in assets and liabilities
Increase in accounts receivable	(65,060)	(123,450)
Increase in inventory	(409,599)	(179,714)
Increase in prepaid expenses	(159,343)	(57,343)
Increase in accounts payable and accrued liabilities	307,913	476,479
Net cash provided by (used in) operating activities	(821,646)	536,702

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-	(9,300)
Net cash used in investing activities	-	(9,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs issuance costs	4,361,932	4,000
Advances from related parties	358,076	176,855
Payments to related parties	(595,642)	(343,833)
Subscriptions received in advance	100,750	-
Net cash provided by (used in) financing activities	4,225,116	(162,978)

NET INCREASE IN CASH	3,403,470	364,424

CASH, beginning of the year	385,474	21,050

CASH, end of the year	$3,788,944	$385,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest income (expense)	$11,423	$(15,273)
Income taxes paid	$-	$-

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

Accounts receivable

The allowance for returns and bad debts for the period ended December 31, 2007 are $101,401 and $21,729 respectively. The allowance is calculated based on historic customer returns and bad debts. The amount of bad debt expense for the period ended December 31, 2007 and 2006 are $452,112 and $21,912. The amounts are included in general and administrative expense in the accompanying consolidated financial statements.

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
DECEMBER 31, 2007

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and income  per share would have been as follows for the years ended December 31:

	2007	2006

Net income as reported	$(501,914)	$343,536
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income (loss)	$(501,914)	$343,536

Earnings per share:
Basic - as reported	$(0.04)	$0.03
Basic – pro forma	$(0.04)	$0.03

Diluted - as reported	$(0.04)	$0.03
Diluted – pro forma	$(0.04)	$0.03

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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 7 - Basic and fully diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the year ended December 31, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income(loss) available to common shareholders	$(501,914)	12,121,462	$(0.04)

Diluted earnings per share

Dilutive effect of stock options		1,664,476	$-

Income available to common shareholders	$(501,914)	13,037,890	$(0.04)

For the year ended December 31, 2006:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$343,536	10,693,188	$0.03

Diluted earnings per share

Dilutive effect of stock options		341,548	$-

Income available to common shareholders	$343,536	11,351,640	$0.03

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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 8 - Income taxes (continued)

Significant components of the Company’s deferred tax assets are approximately as follows as of December 31:

	2007	2006

Net operating loss	$379,000	$220,000
Basis of investments	2,327,000	2,327,000
Basis of intangibles	428,000	428,000
Basis of stock options	103,000	103,000
Accumulated amortization	35,000	107,000
Accumulated depreciation	5,000	(2,000)
State taxes	(117,000)	(125,000)
Total deferred tax assets	3,160,000	3,058,000
Valuation allowance	(3,160,000)	(3,058,000)
Net deferred tax assets	$-	$-

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

Information with respect to the Company’s operating income by geographic area is as follows:

	For the year ended December 31, 2007			For the year ended December 31, 2006
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$8,074,522	$1,014,287	$9,088,809	$1,333,065	$1,644,009	$2,977,074

COST OF SALES	$2,471,435	404,846	2,876,281	$302,407	907,667	1,210,074

Gross profit	5,603,087	609,441	6,212,528	1,030,658	736,342	1,767,000

Operating expenses:
Depreciation	5,787	570	6,357	3,891	4,803	8,694
General and administrative	1,113,969	62,832	1,176,801	212,124	277,323	489,447
Selling and marketing	5,475,249	34,217	5,509,466	847,842	35,539	883,381
Rent	30,264	2,977	33,241	11,939	14,730	26,669
Total operating expense	6,625,269	100,596	6,725,865	1,075,796	332,395	1,408,191

Operating income (loss)	$(1,022,182)	$508,845	$(513,337)	$(45,138)	$403,947	$358,809

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 10 – Going Concern Considerations and Management Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.  The Company generated negative cash flows from operating activities in the past fiscal year, and the Company, for the most part, has experienced recurring losses from operations. Due to the restatement, the Company’s working capital decreased from $6,042,085  to $4,064,396 and the retained earnings decreased from $533,197 to an accumulated deficit of  $1,444,492 as of December 31, 2007.

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

NOTE 11 - RESTATEMENT

The Company has reviewed its revenue recognition policies and has discovered that it was understating customer returns for its infomercial products sales.  In addition, The Company has also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result of these discoveries, management determined that it was appropriate to restate our consolidated financial statements for the period ended December 31, 2007.  The effect of the restatement on the consolidated financial statements is as follows:

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 11 – RESTATEMENT (Continued)

	For the year ended December 31, 2007

Accounts receivable:
As previously reported		$2,854,170
Adjustment		$(2,233,916)
As restated		$620,254

Inventories:
As previously reported		$369,549
Adjustment		$278,737
As restated		$648,286

Net sales:
As previously reported		$11,323,505
Adjustment	$	(2,234,696)
As restated		$9,088,809

Cost of sales:
As previously reported		$3,155,017
Adjustment	$	(278,736)
As restated		$2,876,281

Operating expenses:
As previously reported		$6,704,136
Adjustment		$21,729
As restated		$6,725,865

Income/ (loss) for the year:
As previously reported		$1,475,775
Adjustment		$(1,977,689)
As restated		$(501,914)

Net income /(loss) per share
As previously reported		$0.12
Adjustment	$	(0.16)
As restated		$(0.04)