Form 10-Q/A
period 2008-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2009-05-22
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number:        0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

299 Madison Avenue N. Suite C
, Bainbridge Island, WA  98110
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

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008
(Unaudited)

March 31, 2008
(As restated- Note 9)

ASSETS

CURRENT ASSETS:
Cash	$2,876,682
Accounts receivable, less allowance for returns and bad debts of $153,826	883,038
Inventories	676,221
Prepaid expenses and deposits	534,666
Deferred tax asset, less valuation allowance of $3,230,000	-
Total current assets	4,970,607

FURNITURE AND EQUIPMENT:
Furniture and equipment	154,280
Less accumulated depreciation	111,990
Furniture and equipment, net	42,290

Total assets	$5,012,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,014,304
Accounts payable and accrued liabilities – related parties	58,770
Due to related parties	52,715
Total current liabilities	1,125,789

NOTE PAYABLE TO SHAREHOLDER	590,723

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS’ EQUITY:

Common stock, $0.001 par value, 100,000,000 shares authorized, 14,274,287 issued and outstanding as of March 31, 2008	4,181
Additional paid-in-capital	4,823,073
Subscriptions received in advance of share issuance	100,750
Accumulated deficit	(1,631,619)
Total shareholders’ equity	3,296,385

Total liabilities and shareholders’ equity	$5,012,897

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31

	2008	2007
	(unaudited)	(unaudited)
	(As restated –Note 9)

NET SALES	$3,706,530	$1,683,045

COST OF SALES	1,181,531	456,669

GROSS PROFIT	2,524,999	1,226,376

OPERATING EXPENSES:
Depreciation	1,660	1,589
General and administrative	704,659	166,702
Selling and marketing	2,017,437	840,918
Rent	9,102	7,879
Total operating expenses	2,732,858	1,017,088

OPERATING INCOME (LOSS)	(207,859)	209,288

INTEREST INCOME (EXPENSE)	20,732	(2,299)

NET INCOME (LOSS)	$(187,127)	$206,989

BASIC NET INCOME (LOSS) PER SHARE	$(0.01)	$0.02

DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Subscriptions
	$0.001 par value		Paid-In	Accumulate d	Received in
	Shares	Amount	Capital	Deficit	Advance	Totals
				(As restated – Note 9)		(As restated – Note 9)

Balances, January 1, 2007	10,693,188	$594	$464,728	$(942,578)	$-	$(477,256)

Issuance of common stock	3,581,099	3,587	4,687,614	-		4,691,201

Subscriptions received in advance of stock issuance	-	-	-	-	100,750	100,750

Stock issuance costs	-	-	(329,269)	-	-	(329,269)

Net loss	-	-	-	(501,914)		(501,914)

Balances, December 31, 2007	14,274,287	4,181	4,823,073	(1,444,492)	100,750	$3,483,512

Net loss	-	-	-	(187,127)	-	(187,127)

Balances, March 31, 2008	14,274,287	$4,181	$4,823,073	$(1,631,619)	$100,750	$3,296,385

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31

	2008	2007
	(unaudited)	(unaudited)
	(As restated – Note 9)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(187,127)	$206,989
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,660	1,589
Increase in accounts receivable, net	(262,785)	(391,046)
(Increase) decrease in inventories	(27,935)	72,235
Increase in prepaid expenses and deposits	(286,825)	(112,461)
Increase (decrease) in accounts payable and accrued liabilities	(110,871)	29,729
Net cash used in operating activities	(873,883)	(192,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,111)	-
	(34,111)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	44,605	30,832
Payments to related parties	(48,873)	(134,975)
Subscriptions received in advance	-	413,249
Net cash provided by financing activities	(4,268)	309,106

NET INCREASE (DECREASE) IN CASH	(912,262)	116,141

CASH, beginning of the period	3,788,944	385,474

CASH, end of period	$2,876,682	$501,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid	$199	$2,299
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America.  The results of operations for the three- month period ended March 31, 2008, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2008. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2007, included in our Annual Report on Form 10-KSB/A.

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

Accounts receivable

The allowance for returns and bad debts for the periods ended March 31, 2008 are $126,680 and $27,146 respectively. The allowance is calculated based on historic customer returns and bad debts. There were no allowances recorded prior to June 30, 2007. The amount of bad debt expense for the period ended March 31, 2008 and 2007 are $172,405 and $20,551 The amounts are included in general and administrative expense in the accompanying consolidated financial statements.

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

Revenue recognition

Product sales revenue is recognized upon shipment of the product to the customer.  The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  The Company provides an allowance for returns based upon past experience.  The return portion of the allowance for the period ended March 31, 2008 and 2007 is $126,680 and $0 respectively. All returns for the years presented have been offset against gross sales. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales.  Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

	2008	2007

Net income (loss) as reported	$(187,127)	$206,989
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income (loss)	$(187,127)	$206,989

Earnings per share:
Basic - as reported	$(0.01)	$0.02
Basic – pro forma	$(0.01)	$0.02

Diluted - as reported	$(0.01)	$0.02
Diluted – pro forma	$(0.01)	$0.02

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of March 31, 2008, the Company did not exceed the federally insured limit  in its main operating account or its main credit card merchant account; however it did exceed the limit by approximately $400,000 in its investment savings account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2008, 70% of the Company’s accounts receivable were due from various individual customers to whom our Dermawand product had been sold directly via Direct Response Television; the remaining 30% of the Company’s accounts receivable were due from five wholesale infomercial operators.

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

Other matters

For the period from January 1, 2004 through August 31, 2005, the Company did not maintain product liability insurance for all products sold.  For certain products, the Company is listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased additional liability insurance to cover all direct to consumer product sales in the US; this policy expired on February 20, 2008, but was then renewed with on-going coverage through February 20, 2009. At present, management is not aware of any claims against the Company for any products sold.

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

Note 6 - Basic and diluted income (loss) per share

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

The computations for basic and diluted loss per share are as follows:

For the three months ended March 31, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income(loss) available to common shareholders	$(187,127)	14,274,287	$(0.01)

Diluted earnings per share

Income (loss) available to common shareholders	$(187,127)	15,238,013	$(0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 6 - Basic and diluted income (loss) per share (continued)

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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended March 31, 200 8			For the three months ended March 31, 200 7
	Domestic	International	Totals	Domestic	International	Totals

Net Sales	$3,599,078	$107,452	$3,706,530	$1,300,568	$382,477	$1,683,045

Cost of Sales	1,136,844	44,687	1,181,531	297,394	159,275	456,669

Gross profit	2,462,234	62,765	2,524,999	1,003,174	223,202	1,226,376

Operating expenses:
Depreciation	1,611	49	1,660	1,228	361	1,589
General and administrative	694,604	10,055	704,659	128,032	38,670	166,702
Selling and marketing	2,014,922	2,515	2,017,437	831,126	9,792	840,918
Rent	8,835	267	9,102	6,089	1,790	7,879
Total operating expense	2,719,972	12,886	2,732,858	966,475	50,613	1,017,088

Operating income (loss)	$(257,738)	$49,879	$(207,859)	$36,699	$172,589	$209,288

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 8 -  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.  Although the Company has a positive working capital at March 31, 2008, the operating cash flows have decreased approximately $874,000 year to date. In addition, the company has an accumulated deficit of approximately $1,632,000.  These  considerations  raise  substantial  doubt about the Company's  ability  to  continue  as  a  going  concern.  Management is actively pursuing additional financing to fund the current operating losses.

NOTE 9 - RESTATEMENT

The Company has reviewed its revenue recognition policies and has discovered that it was understating customer returns for its infomercial products sales.  The Company has also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale.   In addition, during the course of this review, The Company has also discovered the certain expenses originally recorded as prepaid expenses should have been expensed during the first quarter 2008.  As a result of these discoveries, management determined that these errors required restatement of our consolidated financial statements for the period ended March 31, 2008.  The effect of the restatement on the consolidated financial statements is as follows:

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
NOTE 9 – RESTATEMENT (Continued)

	For the three months ended March 31, 2008

Accounts receivable:
As previously reported		$3,136,956
Adjustment		$(2,253,918)
As restated		$883,038

Inventories:
As previously reported		$557,449
Adjustment		$118,772
As restated		$676,221

Prepaid expenses and deposits:
As previously reported		$729,972
Adjustment		$195,306
As restated		$534,666

Accounts payable and accrued liabilities:
As previously reported		$1,069,960
Adjustment		$55,655
As restated		$1,014,305

Net sales:
As previously reported		$3,668,758
Adjustment		$37,772
As restated		$3,706,530

Cost of sales:
As previously reported		$1,021,567
Adjustment		$159,964
As restated		$1,181,531

Operating expenses:
As previously reported		$2,557,943
Adjustment		$174,915
As restated		$2,732,858

Income/ (loss) for the year:
As previously reported		$109,980
Adjustment	$	(297,107)
As restated		$(187,127)

Net income /(loss) per share
As previously reported		$0.01
Adjustment	$	(0.02)
As restated		$(0.01)

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information presented in this document, the matters discussed in this Form 10-Q/A, and specifically in the "Management's Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-Q/A and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Revenues

Our revenues increased to approximately $3,707,000 for the quarter ended March 31, 2008, up from approximately $1,683,000 recorded during the comparative quarter in 2007, an increase of 120.2%.  In March 2008 99.9% of revenue was generated by our Derma Wand product compared to 100% for March 2007.  All revenues recorded during the quarter ended March 31, 2008 were generated by our own products, as was the case during the comparative period in 2007.

Gross Margin

Gross margin percentage decreased to approximately 68% for the quarter ended March 31, 2008, compared to approximately 73% for the quarter ended March 31, 2007.  The decrease in gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended March 31, 2008, we received gross margins of approximately $2,524,000 for Derma Wand , whereas in the quarter ended March 31, 2007, we received gross margins of  $1,226,000 for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $2,733,000 during the quarter ended March 31, 2008, from approximately $1,017,000 during the quarter ended March 31, 2007, up approximately $1,716,000, or 169%.  A majority of the increase can be attributed to the increase in selling and marketing which in 2008 included $1,535,000 in media expenditures for our Derma Wand infomercial and $225,000 in fulfillment charges for order processing as compared to 2007 where we spent approximately $640,000 in media and approximately $70,000 in fulfillment charges.

Net Income

The net loss increased to approximately $187,000 during the quarter ended March 31, 2008, from a net income of approximately $207,000 during the quarter ended March 31, 2007, a decrease of $394,000, or 190%.  This decrease is attributed primarily to increased marketing and operating costs associated with sales of the Derma Wand.

Plan of Operation; Liquidity and Capital Resources

At March 31, 2008, we had approximately $2,877,000 in cash on the books, compared to approximately $3,789,000 at December 31, 2007.  We generated negative cash flows from operations of approximately $874,000 in the first quarter of 2008 compared to a negative cash flow from operations of approximately $193,000 for the same period in 2007.  The negative cash flow from operations was a result of the increase to accounts receivable, inventories and prepaid expenses, and decrease to accounts payable.

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

As of March 31, 2008, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  As of March 31, 2008, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. However, during the Company’s internal review of its financial statements for the third quarter of 2008, The Company discovered that it was understating customer returns for its infomercial products sales.  In conjunction with this discovery, the Company also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale.  As a result, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008.

As of March 31, 2008, there had been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.  However, as a result of the issues noted above, The Company has since reviewed its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly and the Company has restated its financial statements in this report for the applicable period.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

*32	Section 1350 Certifications

* Filed herewith

REPORTS ON FORM 8-K
Form 8-K reported on October 31, 2008
Form 8-K/A reported on November 7, 2008
Form 8-K/A reported on December 17, 2008
Form 8-K/A reported on March 2, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: May 15, 2008	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: May 15, 2008	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer