Form 10-Q/A
period 2008-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2009-06-23
CIK 1076522

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

(206) 780-8203
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,” accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐

Non - accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

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

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007( audited).	2

	Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (unaudited) and for the six months ended June 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Deficiency in Assets for the six months ended June 30, 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to the Consolidated Financial Statements	6-22

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

	June 30,	December 31,
	2008	2007
	(As restated – Note 10) (unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$1,932,860	$3,788,944
Accounts receivable, less allowance for returns and bad debts of $169,196 and $123,607	1,358,162	620,254
Inventories	1,479,968	648,246
Prepaid expenses and deposits	641,948	247,842
Deferred tax assets less valuation allowance of $3,447,000	-	-
Total current assets	5,412,938	5,305,326

FURNITURE AND EQUIPMENT:
Furniture and equipment	179,387	120,169
Less accumulated depreciation	114,905	110,330
Furniture and equipment, net	64,482	9,839

Total assets	$5,477,420	$5,315,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,993,026	$1,113,457
Accounts payable – related parties	48,770	70,490
Due to related parties	32,834	56,983
Total current liabilities	2,074,630	1,240,930

NOTE PAYABLE TO SHAREHOLDER	590,723	590,723

COMMITMENTS AND CONTINGENCIES (Note 4 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,465,912 and 14,274,287 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	4,367	4,181
Additional paid-in-capital	5,077,636	4,823,073
Subscriptions received in advance	-	100,750
Accumulated deficit	(2,269,936)	(1,444,492)

Total shareholders’ equity	2,812,067	3,483,512

Total liabilities and shareholders’ equity	$5,477,420	$5,315,165

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(As restated – Note 10)		(As restated – Note 10)

NET SALES	$3,529,244	$2,355,486	$7,235,774	$4,038,531

COST OF SALES	$1,080,559	$778,315	$2,262,091	$1,234,984

GROSS PROFIT	2,448,685	1,577,171	4,973,683	2,803,547

OPERATING EXPENSES:
Depreciation	2,915	1,589	4,574	3,179
General and administrative	978,083	228,624	1,682,742	395,326
Selling and marketing	2,099,153	1,632,436	4,116,591	2,473,353
Rent	18,265	7,849	27,366	15,728
Total operating expenses	3,098,416	1,870,498	5,831,273	2,887,586

OPERATING LOSS	(649,731)	(293,327)	(857,590)	(84,039)

INTEREST INCOME (EXPENSE)	(11,413)	(5,509)	(32,146)	(3,210)

NET LOSS	$(638,318)	$(287,818)	$(825,444)	$(80,829)

BASIC NET (LOSS) PER SHARE	$(0.04)	$(0.04)	$(0.06)	$(0.01)

DILUTED NET(LOSS) PER SHARE	$(0.04)	$(0.04)	$(0.06)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Subscriptions
	$0.001 par value		Paid-In	Accumulated	Received in
	Shares	Amount	Capital	Deficit	Advance	Totals
				(As restated – Note 10)		(As restated – Note 10)
Balances, January 1, 2007	10,693,188	$594	$464,728	$(942,578)	$-	$(477,256)

Issuance of common stock	3,581,099	3,587	4,687,614	-	-	4,691,201

Subscriptions received in advance of stock issuance	-	-	-	-	100,750	100,750

Stock issuance costs	-	-	(329,269)	-	-	(329,269)

Net loss	-	-	-	(501,914)	-	(501,914)

Balances, December 31, 2007	14,274,287	4,181	4,823,073	(1,444,492)	100,750	$3,483,512

Issuance of common stock	191,625	186	417,638	-	-	417,824

Subscriptions received in advance	-	-	-	-	(100,750)	(100,750)

Stock issuance costs	-	-	(163,075)	-	-	(163,075)

Net income	-	-	-	(825,444)	-	(825,444)

Balances, June 30, 2008	14,465,912	$4,367	$5,077,636	$ (2,269,936)	-	$2,812,067

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	June 30, 2008	June 30, 2007
	(As restated – Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(825,444)	$(80,829)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,574	3,179
Increase in accounts receivable	(737,908)	(398,663)
Increase in inventory	(831,680)	(92,486)
Decrease (increase) in prepaid expenses	(394,106)	7,007
(Decrease) increase in accounts payable and accrued liabilities	857,847	(84,518)
Net cash used in operating activities	(1,926,717)	(646,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,218)	-
Net cash used in financing activities	(59,218)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	154,000	1,078,514
Advances from related parties	145,592	161,020
Payments to related parties	(169,741)	(317,694)
Net cash provided by financing activities	129,851	921,840

NET INCREASE (DECREASE) IN CASH	(1,856,084)	275,530

CASH, beginning of the period	3,788,944	385,474

CASH, end of period	$1,932,860	$661,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$583	$3,857
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America.  The results of operations for the six month period ended June 30, 2008, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2008. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on form 10-K/A.

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

R.J.M. Ventures Limited was organized under the laws of New Zealand on April 23, 1998 and has a fiscal year-end of March 31.  During the 1999, fiscal year, at the direction of management, RJML was removed from the New Zealand Registrar of Companies.  All assets and commitments of RJML have been transferred or assigned directly to ICTV.

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Nature of operations

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials and televised home shopping..  Although the companies are incorporated in Nevada and British Columbia, we currently have operations in Washington State, British Columbia and Wayne, Pennsylvania.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Up until December 31, 2004 the Company incurred accumulated losses, and had a working capital deficiency.

Since January 1, 2005, management  has been working to develop future profitable operations and improve the working capital position of the Company. During the year ended December 31, 2005, the Company refocused its efforts towards operations and profitability. As a result, the Company increased its sales and reduced its proportionate costs.  In addition, the Company successfully completed a private placement subsequent to the period whereby it raised $1,107,000 which was used to develop new products and grow our existing business with new and profitable product lines.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Accounts receivable

The allowance for returns and bad debts for the periods ended June 30, 2008 are $139,338 and $29,858 respectively. The allowance is calculated based on historic customer returns and bad debts. There were no allowances recorded prior to the quarter ended June 30, 2007. The allowance for returns and bad debts for the periods ended June 30, 2007 are $101,794 and $21,813 respectively. The amount of bad debt expense for the period ended June 30, 2008 and 2007 are $516,376 and $20,551. The amounts are included in general and administrative expense in the accompanying consolidated financial statements.

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

Revenue recognition

Product sales revenue is recognized upon shipment of the product to the customer.  The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  The Company provides an allowance for returns based upon past experience. The return portion of the allowance for the period ended June 30, 2008 and 2007 is $139,338 and $101,794 respectively. All returns for the years presented have been offset against gross sales. Revenue related to the sale of third party products is generally recorded at gross amounts with a corresponding charge to cost of sales.  Certain third party products are sold under a commission basis and only the commission income is recorded for these sales.

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

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $ 3,092,450 and $1,884,738 in such costs for the periods ended June 30, 2008 and 2007.

Income taxes

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. A valuation allowance is recorded for deferred tax assets when it is more likely than not that this future tax asset will be realized.

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

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share would have been as follows for the six months ended June 30:

For the six months ended June 30:

	2008	2007

Net loss as reported	$(825,444)	$(80,829)
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income	$(825,144)	$(80,829)

Earnings per share:
Basic - as reported	$(0.06)	$(0.01)
Basic – pro forma	$(0.06)	$(0.01)

Diluted - as reported	$(0.05)	$(0.01)
Diluted – pro forma	$(0.05)	$(0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three months ended June 30:

	2008	2007

Net income as reported	$(638,318)	$(287,818)
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	-	-

Pro forma net income	$(638,318)	$(287,818)

Earnings per share:
Basic - as reported	$(0.04)	$(0.02)
Basic – pro forma	$(0.04)	$(0.02)

Diluted - as reported	$(0.04)	$(0.02)
Diluted – pro forma	$(0.04)	$(0.02)

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of June 30, 2008, the Company did not exceed the federally insured limit in its main operating account or its main credit card merchant account; however it did exceed the limit by approximately $1,600,000 in its investment savings account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2008, 60% of the Company’s accounts receivable were due from various individual customers to whom our infomercial products had been sold directly via Direct Response Television; the remaining 40% of the Company’s accounts receivable were due from seven wholesale infomercial operators and one televised shopping network.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 4 - Commitments and contingencies (continued)

DermaWandTM

On August 17, 1999, WSL entered into a production agreement with BAG for the creation of infomercials of DermaWandTM.  WSL pays all necessary expenses for the creation of the infomercials and after completion, will retain all rights, title and interest arising under the U.S. Copyright Act, the U.S. Trademark

Act and all other applicable laws, rules and regulations in and to the entire editorial, visual, audio and graphic content of the infomercials.  In consideration of services rendered by BAG, WSL shall pay a royalty based on adjusted revenues or units sold depending on various scenarios defined in the agreement.  The initial term of this agreement was until August 31, 2002.  Upon expiration, this agreement automatically and continually renews for successive additional three-year terms unless either party is in material breach or the other party notifies the breaching party in writing at least thirty days prior to the end of the then current term.  During the period ended March 31, 2005, the agreement was amended such that royalties payable on units sold after December 31, 2004 cease.

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

On January 5, 2001, WSL entered into a marketing and royalty agreement with Omega 5.  WSL shall have worldwide nonexclusive rights to manufacture, market and distribute DermaWandTM.  In consideration of these rights, WSL shall pay a royalty for each unit sold of DermaWand depending on various scenarios as defined in the agreement.  The agreement is silent as to its duration.

During 2007, the Company entered into a License Agreements with Omega 5 wherein ICTV was appointed as exclusive distributor for the DermaWandTM worldwide.  The rights remain exclusive to ICTV provided ICTV purchases a minimum quantity each year and pays the royalty described above.  The term of the agreement is in effect so long as the Company is not in default of the terms of the agreement.

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

During the period ended March 31, 2005, the Company entered into an agreement with COC and CAT terminating the January 2003 and February 20, 2003 agreements described above.  In consideration for surrendering our rights to advertise, promote, market, sell or otherwise distribute TwinTechTM we received $800,000 from COC.  From these funds, we agreed to repay Real to Reel’s production fee in full settlement of the obligations to a shareholder set forth in the April 28, 2003 agreement described above.

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

Note 6 - Capital transactions

During the six months ended June 30, 2008, the Company issued 186,625 shares of common stock at $2.20 per share, for a total of $417,638 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period.

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

The computations for basic and diluted loss per share are as follows:

For the six months ended June 30, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$(825,444)	14,328,344	$(0.06)

Diluted earnings per share

Income available to common shareholders	$(825,444)	16,159,388	$(0.05)

For the six months ended June 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$(80,829)	11,332,788	$(0.01)

Diluted earnings per share

Income available to common shareholders	$(80,829)	11,716,253	$(0.01)

For the three months ended June 30, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$(638,318)	14,382,401	$(0.04)

Diluted earnings per share

Income available to common shareholders	$(638,318)	16,188,261	$(0.04)

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

For the three months ended June 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income available to common shareholders	$(287,818)	11,972,387	$(0.02)

Diluted earnings per share

Income available to common shareholders	$(287,818)	12,483,934	$(0.02)

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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the six months ended June 30, 2008			For the six months ended June 30, 2007
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$6,766,407	$469,367	$7,235,774	$3,436,713	$601,818	$4,038,531

COST OF SALES	$2,095,576	$166,515	$2,262,091	$989,616	$245,368	$1,234,984
Gross profit	4,670,831	302,852	4,973,683	2,447,097	356,450	2,803,547

Operating expenses:
Depreciation	4,304	270	4,574	2,783	396	3,179
General and administrative	1,637,585	45,157	1,682,742	352,890	42,437	395,327
Selling and marketing	4,111,789	4,802	4,116,591	2,465,378	7,975	2,473,353
Rent	25,750	1,616	27,366	13,770	1,958	15,728
Total operating expense	5,779,428	51,845	5,831,273	2,834,821	52,766	2,887,587

Operating income (loss)	$(1,108,597)	$251,007	$(857,590)	$(387,724)	$303,684	$(84,039)

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 9 - Segment reporting (continued)

	For the three months ended June 30, 2008			For the three months ended June 30, 2007
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$3,167,328	$361,916	$3,529,244	$2,136,145	$219,341	$2,355,486

COST OF SALES	$958,730	$121,829	$1,080,559	$668,830	$109,485	$778,315
Gross profit	2,208,598	240,087	2,448,685	1,467,315	109,856	1,577,171

Operating expenses:
Depreciation	2,694	221	2,915	1,478	111	1,589
General and administrative	942,982	35,101	978,083	214,148	14,477	228,625
Selling and marketing	2,096,865	2,288	2,099,153	1,620,134	12,302	1,632,436
Rent	16,916	1,349	18,265	7,300	549	7,849
Total operating expense	3,059,457	38,959	3,098,416	1,843,059	27,439	1,870,498

Operating income (loss)	$(850,859)	$201,128	$(649,731)	$(375,744)	$82,417	$(293,327)

NOTE  10  - RESTATEMENT

The Company has reviewed its revenue recognition policies and has discovered that it was understating customer returns for its infomercial products sales.  The Company has also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale.   In addition, during the course of this review, the Company has also discovered the certain expenses originally recorded as prepaid expenses should have been expensed during the first and second quarters of 2008.  As a result of these discoveries, management determined that these errors required restatement of our consolidated financial statements for the period ended June 30, 2008.  The effect of the restatement on the consolidated financial statements is as follows:

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE  10  - RESTATEMENT (continued)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008

Accounts receivable:
As previously reported	$4,375,143	$4,375,143
Adjustment	$(3,016,981)	$(3,016,981)
As restated	$1,358,162	$1,358,162

Inventories:
As previously reported	$1,274,879	$1,274,879
Adjustment	$205,089	$205,089
As restated	$1,479,968	$1,479,968

Prepaid expenses and deposits:
As previously reported	$1,029,123	$1,029,123
Adjustment	$(387,175)	$(387,175)
As restated	$641,948	$641,948

Accounts payable and accrued liabilities:
As previously reported	$2,048,681	$2,048,681
Adjustment	$(55,655)	$(55,655)
As restated	$1,993,026	$1,993,026

Net sales:
As previously reported	$4,281,949	$7,950,707
Adjustment	$(752,705)	$(714,933)
As restated	$3,529,244	$7,235,774

Cost of sales:
As previously reported	$1,166,874	$2,188,441
Adjustment	$(86,315)	$73,650
As restated	$1,080,559	$2,262,091

Operating expenses:
As previously reported	$2,866,190	$5,424,133
Adjustment	$232,226	$407,140
As restated	$3,098,416	$5,831,273

Note: All balance sheet adjustments represent a cumulative effect of restatements since June 30, 2007.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Many of our expenses for our own products are incurred “up-front”.  Some of our up-front expenditures include infomercial production costs and purchases of media time.  If our infomercials are successful, these “up-front” expenditures produce revenue on the back-end, as consumers purchase the products aired on the infomercials.  We do not incur infomercial production costs and media time for our International third-party products, because we merely act as the distributor for pre-produced infomercials.  It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

In conjunction with its on-going business expansion, the Company opened its new operations headquarters office in Wayne, Pennsylvania on April 1, 2008. The office is managed by Richard Scheiner, who was named the Company’s Chief Operating Officer on May 30, 2008.

Results of Operations

The following discussion compares operations for the quarter ended June 30, 2008, with the quarter ended June 30, 2007.

Revenues

Our revenues increased to approximately $3,529,000 for the quarter ended June 30, 2008, up from approximately $2,355,000 recorded during the comparative quarter in 2007, a 49.9% increase. In June 2008, our revenue was generated solely from the sale of our Derma Wand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television and televised home shopping campaigns. All revenues recorded during the quarter ended June 30, 2008 were generated by our own products, as was the case during the comparative period in 2007.

Gross Margin

Gross margin percentage was approximately 69.4% for the quarter ended June 30, 2008, as was the case for the quarter ended June 30, 2007.  Gross margin percentage was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the quarter ended June 30, 2008, we received gross margins of approximately $2,448,000 for Derma Wand, and in the quarter ended June 30, 2007, we received gross margins of $1,578,000 for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $3,098,000 during the quarter ended June 30, 2008, from approximately $1,870,000 during the quarter ended June 30, 2007, up approximately $1,228,000, or 65.7%.  This increase is attributed primarily to four factors; $1,558,000 in media costs were incurred during the period as compared to $ 1,091,000 during the quarter ended June 30, 2007, $186,000 in fulfillment charges were charged during the period compared to $151,000 during the quarter ended June 30, 2007, bad debt expense was $516,000 for the period ending June 30, 2008 as compared  to $42,000 during the quarter ended June 30, 2007, and finally  $210,000 in answering service charges in relation to product sales were incurred during the period as compared to $ 150,000 during the quarter ended June 30, 2007.

Net Income

The Company incurred a net loss of approximately $638,000 for the quarter ended June 30, 2008,compared with a net loss of approximately $287,000 for the quarter ended June 30, 2007..   This increased loss is attributed primarily to losses incurred for marketing the DermaWand product on U.S. infomercials.

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

As of June 30, 2008, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. However, during the Company’s internal review of its financial statements for the Third Quarter of 2008, the Company discovered that it was understating customer returns for its infomercial product sales. In conjunction with this discovery, the Company also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result, the Company’s Chief Executive Officer and Chief Financial Officer have since concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

As of June 30, 2008, there had been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during  the fiscal quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially  affect our internal control over financial reporting. However, as a result of the issues noted above, the Company has since reviewed its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly, and the company has restated its financial statements in this report for the applicable period.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

*32	Section 1350 Certifications

* Filed herewith

REPORTS ON FORM 8-K

1.	Current report on Form 8-K dated May 30, 2008 regarding:

a)	Appointment of Richard Scheiner as Chief Operating Officer
b)	Relocation of executive offices to 299 Madison Avenue North, Suite C, Bainbridge Island WA 98110

2.	Form 8-K reported on October 31, 2008

3.	Form 8-K reported on November 7, 2008

4.	Form 8-K/A reported on December 17, 2008

5.	Form 8-K/A reported on March 2, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: August 14, 2008	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: August 14, 2008	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer