Form 10-K
period 2008-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-04-13
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number 0-49638

INTERNATIONAL COMMERICAL TELEVISION INC.
(Name of Registrant as Specified in Its Charter)

Nevada	76-0621102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

299 Madison Avenue N. Suite C, Bainbridge Island, WA 98110
(Address of Principal Executive Offices) (Zip Code)

(206) 780-8203
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE, $0.001

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes    ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes    ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Small Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Act).  ☐ Yes    ☒ No

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $2,372,126 using the closing price of $0.30 on June 30, 2009.

As of April 7, 2010, the registrant had issued and outstanding 14,505,912 shares of common stock.

Documents Incorporated by Reference:  None.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to
Annual Report on Form 10- K
For the Year Ended December 31, 2008

Index

Part I

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10- K may contain “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by International Commercial Television Inc (“ICTV”).  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that ICTV achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and ICTV assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by ICTV in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We produce long-form infomercials and short-form advertising spots and sell our proprietary brands of advertised products directly to our viewing audience. In addition, we sell products via televised shopping networks, the internet, and retail distribution channels.

The goal of our business plan is to create brand awareness through our infomercial and spot advertising so that these brands and their families of products may be sold in dedicated shelf-space areas by product category in traditional retail stores.  We acquire the rights to the products that we market via licensing agreements, acquisition and in-house development.  We currently sell these products domestically and internationally via infomercials.  Our success is dependent, in part, on our ability to source suitable direct response television products; produce profitable infomercials that attract and retain viewer interest; create brand awareness through our infomercials; and capitalize on the brand awareness we create in our infomercials to sell the products featured in our infomercials, along with related families of products, in traditional retail stores under our established brands.

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

Our domestic division has been our primary revenue source for the fiscal years ended December 31, 2008 and December 31, 2007.   95% of our product sales for the year ended December 31, 2008 were generated from products sold domestically, as compared to 88% for the same period in 2007.  In 2008 we received a high demand for our infomercial products through our direct response television (DRTV) campaign.  In addition, we expanded our sales arrangement with the Home Shopping Network (HSN) who began selling our DermaWand product in June 2007.

Our International business represented 5% of our sales volume for the year ended December 31, 2008, as compared to 12% for the same period in 2007. International revenues resulted primarily from the sale of products to international distributors who in turn marketed our products to their respective markets via direct response and retail marketing channels.

In addition to products that we own or have the exclusive license to market (which we refer to as “our products” or “our own products”), we sometimes act as the international distributor for products owned by third parties (which we refer to as “third-party products”).  For third-party products, we locate international infomercial operators to sell the product, and we receive either a royalty or the difference between the price at which we sell the product to the international infomercial operator and the price at which we acquire the product.  In most instances, there are previously existing infomercials for the third-party products.  For the year ended December 31, 2008, we generated no revenue from third-party products as was the case for the year ended December 31, 2007.

Index

We are a Nevada corporation, and our headquarters are located at 299 Madison Avenue N. Suite C, Bainbridge Island, WA 98110.

The ICTV Strategy

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

Our Proposed Brands and Current Products

We continually seek to develop, acquire or obtain the license to consumer products that we believe can be distributed and marketed profitably, especially in the retail environment.  Our success depends, in part, on our ability to market products that appeal to viewers and that can be easily associated with a particular brand.  In order to succeed, we are also aware of the need to identify new products to supplement and possibly replace our existing product lines as they mature through product life cycles.

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

Index

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

DermaWandTM

We have a worldwide exclusive license to sell the DermaWand, a skin care appliance that reduces fine lines and wrinkles and improves overall skin appearance.  The price consumers pay for DermaWandTM varies from country to country, however, it generally ranges from approximately $90-$120.

The DermaWand is sold and marketed with DermaVital skin care products which are offered with a monthly continuity  program.  The DermaWand show has now been airing continuously in the U.S. market since 2006, and as expected, the corresponding Internet sales have increased.

DermaVital Hydra Infusion Treatment

DermaVital is a product that allows water to penetrate the skin's surface, thus re-hydrating the deeper layers.  Medical experts, including dermatologists, agree that dehydration or lack of water is a major cause of skin problems.  The problem is that the skin by itself is virtually waterproof and water cannot penetrate its resilient surface.  This moisturizing formula has the ability to send water into the deeper layers of the skin where it is most needed.  The result is a deeper moisturization that softens, cleanses and hydrates the skin in a way that enhances and supports the skin's own natural functions.

DermaVital has been offered to DermaWand buyers through U.S. DRTV and Internet distribution channels as a monthly continuity program, and to HSN customers as an “add on” product to their DermaWand purchase.

Additional Products – Various Categories

Cell RXTM

Cell RX is a skin care product that through a process called nanotechnology, includes high-quality Vitamin C contained in a powder form. This powder turns to a cream as you rub in onto your face, so your skin can absorb the Vitamin C more effectively, without it oxidizing in its liquid form. Until this product was developed, there was no effective way to apply Vitamin C directly to the skin; Vitamin C in liquid form quickly deteriorates and becomes oxidized. Cell RX contains UVA and UVB protection to stop sun damage before it starts. It is fragrance-free and hypoallergenic and is shipped in an airless chamber, to ensure its freshness and that it remains at full potency. It has been tested using the most advanced skin-research equipment. In clinical studies, those who used Cell RX saw a 50%-70% reduction in fine lines and wrinkles.

Index

None of our total revenue for the year ended December 31, 2008, came from the sale of Cell RX, as was the case for the year ended December 31, 2007.

In March of 2010, we chose to terminate our licensing agreement to sell Cell RX, and no longer have plans to distribute the product line.

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

The Company tested the Better Blocks product line on televised shopping in the Fall of 2009, and intends on marketing similar related toy block products during 2010.

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

We contract with telemarketing firms to answer phones and capture orders for products sold through our infomercials.  Our storage of inventory, customer service, order processing, and order shipping functions are performed by an outside third party contracted fulfillment company. In September 2008, we moved our fulfillment services from Christopher Morgan in New Berlin, Wisconsin to Motivational Fulfillment in Chino, California.

Index

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

Infomercial Production

In the past, we have produced our infomercials with internal management resources, but we also have utilized independent production companies to produce our infomercials.  We have relationships with several independent producers, and we contract out such functions as a way to keep our overhead to a minimum. We, along with the owner or inventor of the product (as the case may be) will always have input in the production process.  Even when we out-source production, we utilize a company specialist to oversee all scripting, filming and editing of the infomercial, and we take great care to ensure that the infomercial is produced in such a way that it can easily be adapted to international markets.

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

International Sales

The goal of our international division is to establish solid distribution relationships in each country where we air infomercials.  By doing so, we can tailor our products and production for each individual region, and develop relationships with local experts and established companies that are intimate with the marketplace.  When a product that was domestically sold in an infomercial is prepared for international distribution, the international infomercial operator will dub the infomercial, develop product literature in the appropriate foreign language and review the infomercial’s compliance with local laws.  The international infomercial operator will then test the infomercial and roll it out on a larger scale if the test marketing is successful.  We believe that many well-produced infomercials can produce profitable margins somewhere internationally, even if they have failed in the United States.

Index

For the year ended December 31, 2008, international product sales contributed to about 5% of our revenue as compared to 12% for the previous year.  Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world.  We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

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

During Fall 2008, we planned on an introduction of our DermaWand product in U.S. national retail outlets. Our DRTV advertising spending was significantly increased to support this effort. Unfortunately, due to the major downturn in the U.S. economy, our retail efforts had to be minimized and postponed until a future (yet to be determined) date.

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

We have several registered trademarks for BetterBlocksTM in countries throughout the world.  We have also registered trademarks in the United States for DermaWandTM and DermaVitalTM .

•	Patents

We have patents for the toy building elements of BetterBlocksTM in several countries throughout the world.  We also have the exclusive right to the use of the worldwide patent for DermaWandTM, as is necessary to manufacture, market and distribute DermaWandTM .

•	Copyrights

We have copyright registrations for all versions of our infomercials for DermaWandTM and BetterBlocksTM.

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

Royalty Agreements

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWandTM under the following agreements:

DermaWandTM

•	Under a marketing and royalty agreement with the developer of DermaWandTM, we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.
•
During 2007, our Company and Info Marketing Group Inc. (“IMG”) entered into an Exclusive License Letter Agreement  (“Agreement”) granting an exclusive license to ICTV with respect to Cell RX and associated products (”Product”).

•	In March of 2010, we chose to terminate our licensing agreement to sell Cell RX, and no longer have plans to distribute the product line.

Index

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

Employees

In 2008 we employed a total of eight employees, all of whom were full-time.  We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.

As of April 2010, the Company employs a total of seven employees; six full-time employees and one part-time employee.

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

ITEM 1A.  RISK FACTORS

Shareholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-K.

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

Our business involves a number of risks inherent in operating a direct response television business.  The production of infomercials and purchase of media time for television involves significant advance expenditures.  A short-form infomercial generally costs around $15,000-$40,000 to produce, while production costs for a long-form infomercial are generally around $120,000-$180,000.  We are dependent on the success of the infomercials we produce and the public’s continued acceptance of infomercials in general.  If our infomercials do not generate consumer support and create brand awareness and we cannot recover the initial money we spend on production and media time, we will not be able to recoup the advance expenditures and may go out of business if new products and additional capital are not available.

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

We face risk related to late tax filings.
The Company has not filed its mandatory tax filings since inception. Management believes that the potential income tax liability to the Company is not significant since the Company reported significant losses for most years since inception. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns is a violation of any of its contractual covenants. The Company is working to become current with its mandatory tax filings.

We face risk related to our accounting restatements and late SEC filings.
We have restated our Form 10-K for the year ended December 31, 2007, Forms 10-Q for the periods ended June 30, 2008 and 2007, March 31, 2008 and 2007, and September 30, 2007.  These restatements and delay in filing financial statements and periodic reports with the SEC for the fiscal years ending December 31, 2009 and 2008 may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of the restatements and delay in filing financial statements and periodic reports with the SEC and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and delay in filing financial statements and periodic reports with the SEC and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Index

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

Our executive offices are located in Bainbridge Island, Washington with a monthly lease payment of $1,600.

In addition, we rent an office in North Vancouver, British Columbia for our international operations at a monthly lease rate of $2,400 (Canadian).  This office was closed in May of 2009.

On April 1, 2008, we entered into a 3-year lease for our Operations Offices in Wayne, Pennsylvania. The rent for these premises is approximately $2,900 per month.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard.  Our property is adequately covered by insurance in both the Bainbridge Island and Wayne locations.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding or litigation and none of our property is the subject of a pending legal proceeding.  Further, our officers and directors know of no material legal proceedings against us or our property contemplated by any entity including any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our Company’s shareholders during the year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Until May 2009, our common stock was traded on the OTC Bulletin Board under the symbol “ICTL”.  On October 31, 2008, we filed a report on Form 8-K, reporting our discovery that certain revenues were improperly recognized during the third and fourth quarters of 2007, and the first and second quarters of 2008.  Since that time we have been performing a detailed review of our records to determine the precise amounts of revenue improperly recognized, and have discovered and corrected additional errors in our accounting policies, as reported in subsequent reports on Forms 8-K and 8-K/A.  Until we completed our review, we were unable to file accurate financial statements.  As a  result, we were removed from the OTC Bulletin Board inMay 2009.  Since then, our common stock has traded only in the “pink sheets,” which does not constitute an “established trading market”.  The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Stockwatch is set forth below.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Index
Quarter ended	High	Low	Quarter ended	High	Low
	$	$		$	$
December 31, 2008	1.01	0.16	December 31, 2007	2.65	2.55
September 30, 2008	2.22	0.65	September 30, 2007	2.80	2.75
June 30, 2008	2.90	1.95	June 30, 2007	2.79	2.60
March 31, 2008	2.74	2.11	March 31, 2007	1.67	1.52

HOLDERS

As of April 7, 2010, there were 14,505,912 shares of common stock outstanding.   We estimate these shares are held by approximately 300 shareholders of record.

DIVIDENDS

To date we have not paid any dividends on our common stock, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  Payment of any dividends will be dependent upon our future earnings, if any, our financial condition, and other factors the board of directors determines are relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On February 26, 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers, directors and key consultants to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,117,000	$1.39	1,825,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,117,000	$1.39	1,825,000

Index

RECENT SALES OF UNREGISTERED SECURITIES

On May 14, 2008, the Company issued 70,000 shares of common stock at a price of $2.20 per share, for a total of $154,000  in a private placement to a limited number of accredited investors. The investors also received warrants to purchase an equal number of shares at an exercise price of $3.00 per share.  The warrants are exercisable for a 2 year period.

During 2008, the company issued 42,500 shares of common stock for subscriptions received in 2007 totaling $100,750.

On May 5, 2008, the Company issued 74,125 shares of common stock as part of the commissions payable in connection with a private placement made on April 13, 2007.  These shares were issued at a market value of $2.20 per share, for a total consideration of $163,075.

On September 28, 2008, the Company issued 40,000 shares of common stock upon the exercise of options at an exercise price of $0.30 per share, for a total of $12,000.

Each of the above stock issuances were made to accredited investors in transactions exempt under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated under that Act.  Restrictive legends were placed on all share certificates.

ITEM 6.  SELECTED FINANCIAL DATA        Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements in Item 7.  Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in the “Outlook: Issues and Uncertainties” section of this Form 10- K.

EXPLANATORY NOTE

On March 9, 2010, International Commercial Television Inc (“ICTV”) filed a Form 8-K/A on Non-Reliance on Previously Issued Financial Statements.  As disclosed in that report, the Company found certain errors in the bad debt and return reserves amounts in our financial statements for the year ended December 31, 2007 as filed in the Form 10-K/A on March 31, 2009.  As such, the 2007 figures reflected in this report have been restated to reflect the impact of the adjustments.

Overview

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

Index

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

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2008, with the fiscal year ended December 31, 2007(restated).

Revenues

Net sales increased to approximately $15,371,000 in 2008 from approximately $8,488,000 in 2007, an increase of $6,883,000 or 81.1%. In addition to an active DRTV campaign for the DermaWand in the U.S. and sales of the DermaWand on televised home shopping (HSN), we continue to maintain our relationships with our customers in the international market. In 2008, 5.4% of our revenue came from our international sales compared to 11.9% in 2007, and 94.6% of our revenue were generated by our domestic sales as compared to 88.1% in 2007.   The product that provided the majority of our revenue in 2008 was our own product, DermaWandTM. 100% of net sales were generated by the sale of our own products in 2008 and 2007.

Gross Margin

Gross margin percentage increased to approximately 68.2% in 2008 from approximately 66.7% in 2007.  In 2008, we generated approximately $10,481,000 in gross margin for DermaWandTM, compared to approximately $5,667,000 in 2007.

Operating Expenses

Total operating expenses increased to approximately $13,673,000 in 2008, up from approximately $6,760,000 in 2007, an increase of $6,913,000, or 102.3%.  Management’s efforts to increase operations and sales of DermaWandTM over the past 12 months are one of the reasons for the increase in operating expenses.  A large portion of operating expenses, approximately $4,724,000, can be attributed to an increase in media costs and fulfillment costs associated with the domestic marketing campaign of our DermaWandTM product.  In addition, in March 2008 the Company opened a new operational office in Wayne, Pennsylvania and increase staff by approximately 4 full-time employees.

Index

Net Loss

Our net loss for the year ended December 31, 2008 was $3,156,000, compared to a 2007 net loss of $1,082,000.    The major reason for the 2008 net loss was the expansion of the U.S. DRTV distribution channel, which was designed to support the launch of the DermaWand product brand in U.S. retail store locations in the fall of 2008. The retail channel launch did not occur as the U.S. economy suffered a major downturn in 2008.

Liquidity and Capital Resources

At December 31, 2008, we had approximately $392,000 in cash and cash equivalents, compared to approximately $3,789,000 at December 31, 2007. We incurred a negative cash flow from operations of approximately $3,408,000 in 2008, compared to a negative cash flow from operations of approximately $822,000 in 2007. In addition to the approximately $3,156,000 net loss, the Company’s negative cash flow from operations can be attributed to an increase in inventory on hand of approximately $1,771,000 and an increase in accounts receivable of approximately $358,000.   These amounts are partially offset by the increase in accounts payable of approximately $1,767,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

The Company has outstanding 1,117,000 stock options at a weighted average exercise price of $1.39 per share.  All option grants vest over a five-year period.  To date, a total of 74,000 stock options have been exercised, 34,000 options at $0.50 for proceeds of $17,000 and 40,000 options at $0.30 for proceeds of $12,000. If the optionees exercise the remainder of these options as they vest, we will receive approximately $1,500,000 in capital.

In 2008, the Company recorded stock-based compensation of $10,546 in connection with options granted on November 8, 2005 and recorded stock-based compensation of $11,795 in connection with options granted on May 31, 2004.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the year ended December 31, 2008, of approximately $3,408,000, and the Company, for the most part, has experienced recurring losses from operations. As of December 31, 2008, the Company had working capital of approximately $(127,000), compared to approximately $2,894,000 at December 31, 2007, and an accumulated deficit of approximately $5,181,000 as of December 31, 2008.

As noted above under “Business,” our goal is to use the brand awareness we create in our infomercials to sell the products featured in our infomercials, along with related families of products, under distinct brand names in traditional retail stores.  We will need to raise additional capital to execute that business plan. There can be no assurance that the required capital will be available on commercially reasonable terms, if at all.  If we are unable to raise additional capital, we will assess all available alternatives including a sale of our assets or a merger.  If none of these alternatives are available, we will be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 3 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Index

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The carrying values of   financial   instruments   such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.  It is not practicable to estimate the fair value of the Note Payable to Shareholder due to its related party nature.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $62,000 and $55,000 for the years ended December 31, 2008 and 2007 (restated) respectively.  The allowances are calculated based on historical customer returns and bad debts.
In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $248,000 and $166,000 at December 31, 2008 and 2007 (restated), respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $33,000 and $55,000 of consigned product as of December 31, 2008 and 2007, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2008 and 2007.

Revenue recognition

For our domestic direct response television sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the Statement of Operations are net of sales taxes.

The Company offers a 30-day risk-free trial as one of its payment options.  Revenue on the 30-day risk-free trial sales is not recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded.  Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and collectability is assured.

Index

Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience.  All significant returns for the years presented have been offset against gross sales.

Income taxes

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded approximately $280,000 and zero of interest and penalties for the years ended December 31, 2008 and 2007, respectively.

New Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3. “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually) and did not have material impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The Company is evaluating the impact of adoption of this EITF on its financial statements.

Index

Effective January 1, 2008, the Company adopted SFAS No. 157; “Fair Value Measurements”. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2. “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company adopted SFAS No. 159 for our fiscal year ended December 31, 2008. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  MARKET RISK DISCLOSURES

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

Financial statements are set forth on pages F-1 through F-19.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We dismissed our current independent accountant, Dohan & Company CPA (Dohan), on September 4, 2009.  The decision to change accountants was approved by our Board of Directors.

Dohan’s reports on our financial statements for the two years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except each report contained an explanatory paragraph regarding our ability to continue as a going concern.  During our two most recent fiscal years, and the subsequent interim periods during 2009 through the date of Dohan’s dismissal on September 10, 2009, there were no disagreements with Dohan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Dohan, would have caused Dohan to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements during such periods. None of the events described in Item 304(a)(1)(iv) of Regulation S-K occurred during the two most recent fiscal years and any subsequent interim periods preceding the dismissal of Dohan.

Index

We retained Amper, Politziner & Mattia, LLP (“Amper”) on September 10, 2009, as the Company’s new independent registered public accounting firm to provide audit services for the Company, beginning with the fiscal year ended December 31, 2008. During the period that Dohan served as the Company’s principal accountant, the Company did not consult with Amper regarding the application of accounting principles to a specific transaction, or type of audit opinion that might be rendered on the Company’s financial statements and no written or oral advice was provided by Amper that was a factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, and the Company did not consult with Amper on or regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

On April 8, 2010, our independent registered public accounting firm Amper, Politziner & Mattia, LLP (AP&M), informed us and our Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) summarized as follows:

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles.

•	The limited size of the accounting department makes it impracticable to achieve an appropriate segregation of duties.

•	There are no formal documented closing and reporting calendar and checklists.

•	There are no formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

•	There are ineffective controls over accounting for revenue recognition and allowances for returns and bad debts.

Index

•	Documentation (and retention thereof) of certain transactions was not completed on a timely basis.

•	Income and sales tax filings have not been made timely.

•	Material weaknesses identified in the past have not been remediated.

•	Lack of an audit committee which results in ineffective oversight over the Company’s financial reporting and accounting.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis.

Based on its evaluation, management identified certain material weaknesses listed below, some of which are included in the list of above material weaknesses reported by our independent public accounting firm.  As such, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

Index

Lack of Audit Committee: We do not have a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

The information set forth in this Item 9A(T) shall not be considered filed under the Exchange Act. This annual report does not include an attestation report of Amper, Politziner & Mattia, LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, LLP pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Remediation of Material Weaknesses

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future. The Company cannot predict when it will be able to appropriately address such weaknesses.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of ICTV.  The directors serve staggered terms of one, two, or three years and until their successors are elected and qualified.  Officers hold their positions at the pleasure of the board of directors, without prejudice to the terms of any employment agreement.

NAME	AGE	POSITION
Kelvin Claney	58	President, Chief Executive Officer, Secretary and Director
Richard Ransom	30	Chief Financial Officer
Richard Scheiner	53	Chief Operating Officer
William R. Flohr Stephen Jarvis	46	Director Director

Kelvin Claney – President and Chief Executive Officer, Secretary, Director

Kelvin Claney has served as a director of the Company since January 2001.  Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000™, Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express.  Since 1992, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects the Company wants to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials.  The creation of the Smart StacksTM infomercial, which is now owned by ICTV, was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc.  He also created the infomercial for the children’s toy product known as BetterBlocksTM, which was then owned by The Better Blocks Trust.

Index

William R. Flohr – Director

William R. Flohr served as a director of the Company from June 2000 until his resignation on December 10, 2009.  Mr. Flohr owns Info Marketing Group Inc., a vertically integrated infomercial company, where he has served as President since 1991.  In 1989, he co-created an infomercial series called “Amazing Discoveries”.  From 1989-1991, Mr. Flohr was a co-owner of Positive Response Television, Inc.  In the two years he was with Positive Response Television, Inc., he produced over thirty infomercials.  From 1982 to 1988, Mr. Flohr was a Senior TV Producer for the American Broadcasting Company Television Network (ABC), where he produced “Live with Regis and Kathie Lee” and “Geraldo” television talk shows.  Since 2000, Mr. Flohr has served as a Director of Amden Corp., a developer and marketer of oral care products, including CybersonicTM, an electronic sonic toothbrush that is presently sold via infomercials domestically and internationally.

Stephen Jarvis – Director

Stephen Jarvis has served as a director of the Company since December 17, 2009.  Mr. Jarvis is the co-founder and President of Positive Response Vision, Inc., located in Manila, Philippines.  Formed in 1996, Positive Response Vision is one of the largest infomercial-based direct response companies in Southeast Asia, and has approximately 400 employees.  The company markets and distributes a vast range of products throughout the Philippines. As President, Mr. Jarvis is responsible for product sourcing and acquisition, inventory, finance control and design issues.  Mr. Jarvis also produces infomercials in a private capacity, licensing them to Positive Response Vision and other international infomercial companies.  Mr. Jarvis has been engaged in direct response marketing since 1983.

Richard Scheiner – Chief Operating Officer

Richard Scheiner joined ICTV in March, 2008 and was named the Company’s Chief Operating Officer on May 30, 2008. Mr. Scheiner is a 30 year veteran of the direct response industry, having held senior management posts at Time-Life Music, Guthy-Renker, The Walt Disney Company, and Sylmark Holdings.

Mr Scheiner is the former Chief Operating Officer and Chief Marketing Officer of Guthy-Renker Entertainment, where he managed the development of “The Dean Martin Celebrity Roasts” and other video and music properties. At Time-Life, he developed over 100 music albums and launched significant product brands such as the “Time-Life Rock N Roll Era” and “Time-Life Treasury of Christmas”. He also has served as a management consultant for many companies within the direct response industry, and is an active member of various Electronic Retailing Association Committees on behalf of ICTV.

Richard Ransom – Chief Financial Officer

Richard Ransom joined ICTV in July of 2008 as the Company’s Controller, and was appointed as Chief Financial Officer on December 8, 2008. Mr. Ransom joined the Company with eight years of experience in financial management roles at Traffic,Com, Hildebrandt International, and Grant Thorton. He is a graduate of Pennsylvania State University with a degree in Accounting, and received his MBA from Delaware Valley College in December, 2009.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2008.

Index

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2008 and 2007, by our chief executive officer and president, chief operating officer, and chief financial officer (the "Named Officers").    No options or SAR grants were made to the Named Officers in 2008, nor were any options or SAR’s exercised by the Named Officers in 2008.

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)
Kelvin Claney (President and CEO)	2008	138,000	nil
	2007	84,000	nil

Richard Scheiner (Chief Operating Officer)1	2008	198,800	50,000
Richard Ransom (Chief Financial Officer)2	2008	45,100	nil

Karl Redekopp3 (Chief Financial Officer)	2008	48,776	nil
	2007	78,000	nil

1  Mr. Scheiner joined the Company in March 2008.  As of December 31, 2008, he was paid an annual salary of $200,000.

2  Mr. Ransom joined the Company in July 2008.  As of December 31, 2008, he was paid an annual salary of $125,000.

3  Mr. Redekopp resigned from the Company in July 2008.

Compensation of Directors

Directors receive no compensation for their service as directors, although they do receive reimbursement for expenses.

Index

Employment Contracts

We have no employment agreements with any of the Named Officers.

We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our executive officers and directors, and staff.  At the present time, no such plans exist.  No advances have been made or are contemplated by ICTV to any of its executive officers or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 7, 2010 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of April 7, 2010, we had 14,505,912shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned
Kelvin Claney, President and Chief Executive Officer, Member of the Board of Directors (1)	6,598,826	45.5%
The Better Blocks Trust, declared January 1, 1994 (2)	6,578,826	45.4%
Richard Scheiner, Chief Operating Officer(3)	17,600	0.1%
William Flohr, Member of the Board of Directors (4)	80,000	0.6%
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP – 3 INDIVIDUALS (5)	6,696,426	46.2%

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

(2)
Includes 500,000 options that are currently exercisable by The Better Blocks Trust.  The address for The Better Blocks Trust is 1 Kimberly Road, Epson, Auckland City, Auckland New Zealand, c/oBarry Stafford, Stafford Klaassen.

(3)	Mr. Scheiner’s business address is 487 Devon Park Dr. Suite 212, Wayne Pennsylvania 19087.
(4)	Mr. Flohr’s business address is 355 22nd Street, Santa Monica, California 90402.
(5)	Includes 500,000 options that are currently exercisable by The Better Blocks Trust.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

Index

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $182,000 and $358,000 during the years ended December 31, 2008 and 2007 (restated), respectively. The advances are offset by repayments which amounted to approximately $276,000 and $596,000 during the years ended December 31, 2008 and 2007 (restated), respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in Accounts Payable – Related Parties on the accompanying consolidated balance sheets.

The Company has a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

We have two directors.  Under the definition of director independence found in NASD Rule 4200, Stephen Jarvis is our sole independent director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $104,000 in 2008 and approximately $38,000 in 2007.

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by our Chief Financial Officer.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms	F-1 – F-2
Consolidated Financial Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-22

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32	Section 1350 Certifications

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:	April 13, 2010	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	April 13, 2010
Name: Kelvin Claney
Title: Chief Executive Officer and Director

By:	/s/ Richard Ransom	Date:	April 13, 2010
Name: Richard Ransom
Title: Chief Financial Officer, Principle Accounting Officer

By:	/s/ Stephen Jarvis	Date:	April 13, 2010
Name: Stephen Jarvis
Title: Director

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
International Commercial Television, Inc.

We have audited the accompanying consolidated balance sheet of International Commercial Television, Inc. and Subsidiary (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television, Inc. and Subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments described in Note 2 that were applied to restate the 2007 financial statements to correct an error.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2007 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans considering these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Amper, Politziner & Mattia LLP

Edison, New Jersey
April 8, 2010

Index

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
International Commercial Television Inc. and Subsidiary
Bainbridge Island, WA

We have audited, before the effects of the adjustments for the correction of the error described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets of International Commercial Television Inc. and Subsidiary as of December 31 2007, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year then ended (the 2007 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein).  The consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the error described in Note 2, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television Inc. and Subsidiary at December 31, 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Ampler, Politziner & Mattia, CPA.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company had working capital of approximately $4,064,396 and deficit of approximately $1,444,492 (before the effects of the adjustments discussed in Note 2) for the year ended December 31, 2007.

/s/ Dohan and Company, P.A.
Certified Public Accountants
Miami, Florida
March 24, 2008 except as to Notes 1, 7, 8,
9, 10 and 11 which is March 28, 2009

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$254,179	$3,725,225
Restricted cash	137,649	63,719
Accounts receivable, net of doubtful account reserves of $29,869 and $33,245, respectively	509,367	151,726
Inventories, net	2,474,344	703,120
Prepaid expenses and deposits	168,652	247,841

Total current assets	3,544,191	4,891,631

Furniture and equipment	182,005	120,169
Less accumulated depreciation	119,562	110,330
Furniture and equipment, net	62,443	9,839

Total assets	$3,606,634	$4,901,470

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,046,412	$1,279,836
Accounts payable - related parties	33,965	127,473
Note Payable to Shareholder	590,723	590,723
Total current liabilities	3,671,100	1,998,032

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,912 and 14,279,287 issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	4,407	4,181
Additional paid-in-capital	5,111,937	4,823,073
Subscriptions received in advance	-	100,750
Accumulated deficit	(5,180,810)	(2,024,566)

Total shareholders’ equity (deficit)	(64,466)	2,903,438

Total liabilities and shareholders’ equity (deficit)	$3,606,634	$4,901,470

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		(Restated)

NET SALES	$15,370,765	$8,488,209

COST OF SALES	4,890,260	2,821,447

GROSS PROFIT	10,480,505	5,666,762

OPERATING EXPENSES:

General and administrative	4,134,010	1,250,708
Selling and marketing	9,538,493	5,509,466

Total operating expenses	13,672,503	6,760,174

OPERATING LOSS	(3,191,998)	(1,093,412)

OTHER INCOME (EXPENSES):
Interest income (expense)	35,754	11,424
Total other expenses	35,754	11,424

LOSS INCOME BEFORE INCOME TAXES	(3,156,244)	(1,081,988)

Income tax expense	- .	- .

NET LOSS	(3,156,244)	(1,081,988)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.22)	$(0.09)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock $0.001 par value
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Subscriptions Received	Totals

Balances, January 1, 2007	10,693,188	$594	$464,728	$(942,578)	$-	$(477,256)

Issuance of common stock	3,586,099	3,587	4,687,614	-	-	4,691,201

Subscriptions received in advance	-	-	-	-	100,750	100,750

Stock issuance costs	-	-	(329,269)	-	-	(329,269)

Net loss (Restated)	-	-	-	(1,081,988)	-	(1,081,988)

Balance at December 31, 2007	14,279,287	$4,181	$4,823,073	$(2,024,566)	$100,750	$2,903,438
(restated)

Net Loss	-	-	-	(3,156,244)	-	(3,156,244)

Issuance of common stock	70,000	70	153,930	-	-	154,000

Issuance of common stock for subscriptions received in 2007	42,500	42	100,708	-	(100,750)	-

Stock issuance costs			(163,075)	-	-	(163,075)

Issuance of common stock	74,125	74	163,001	-	-	163,075
in lieu of issuance costs

Exercise of stock options	40,000	40	11,960	-	-	12,000

Stock based compensation	-	-	22,340	-	-	22,340

Balance at December 31, 2008	14,505,912	$4,407	$5,111,937	$(5,180,810)	$-	$(64,466)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,156,244)	$(1,081,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,231	6,357
Stock based compensation	22,340	-
Change in assets and liabilities
Accounts receivable	(357,641)	403,468
Inventory	(1,771,223)	(464,433)
Prepaid expenses and deposits	79,191	(159,343)
Accounts payable and accrued liabilities	1,766,575	474,292
Net cash used in operating activities	(3,407,771)	(821,647)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(61,836)	-
Net cash used in investing activities	(61,836)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs issuance costs	165,999	4,361,932
Advances from related parties	182,183	358,077
Payments to related parties	(275,691)	(595,642)
Subscriptions received in advance	- -	100,750
Net cash provided by financing activities	72,491	4,225,117

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,397,116)	3,403,470

CASH AND CASH EQUIVALENTS, beginning of the year	3,788,944	385,474

CASH AND CASH EQUIVALENTS, end of the year	$391,828	$3,788,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest income (expense)	$730	$4,793
Income taxes paid	$-	$-

NON CASH TRANSACTIONS:
Issuance of common stock as finder’s fee	$163,075	$295,200

Issuance of common stock for subscription received in prior year	$100,750	$-

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 1 -  Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998.

Strategic Media Marketing Corp. (“SMM”) was incorporated in the Province of British Columbia on February 11, 2003 and has a December 31 fiscal year-end.

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although our companies are incorporated in Nevada and British Columbia, operations are currently run from Washington State, Pennsylvania, and British Columbia.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the past fiscal year of approximately $3,408,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had negative working capital of approximately $127,000 and an accumulated deficit of approximately $5,181,000 as of December 31, 2008.

Although we currently sell products through infomercials, the goal of our business plan is to use the brand awareness we create in our infomercials so that we can sell the products featured in our infomercials, along with related families of products, under distinct brand names in traditional retail stores.  Our goal is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category.  We are developing the infrastructure to create these brands of products so that we can implement our business plan.  There is no guarantee that the Company will be successful in bringing our products into the traditional retail environment.  If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs.  If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Note 2 – Restatement

On March 3, 2010, management and the Board of Directors concluded that our audited consolidated financial statements as of and for the year ended December 31, 2007 should no longer be relied upon and will be restated due to correction of an error in revenue recognition with respect to customer returns and bad debts.

We had previously restated our consolidated financial statements for the year ended December 31, 2007 in connection with our revenue recognition policies.  Specifically, we restated our prior financial statements with respect to underestimating customer returns for our infomercial products sales and the timing of recognizing revenues on product sales prior to the completion of those sales.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 2 – Restatement (continued)

In connection with performing the audit of our 2008 consolidated financial statements, we obtained information from our order fulfillment contractor beyond that which we had previously obtained.  The additional information brought into question the adequacy of our reserves for product returns and bad debts for the year ended December 31, 2007 as originally restated in the Form 10-K/A for the year ended December 31, 2007. We have used the additional information to restate the product returns and bad debts reserves.  We also re-evaluated our revenue recognition policy with respect to sales of our products with a free trial period and determined that revenue was overstated in 2007.  As a result, we identified that certain revenue from 30-day risk free trial period should not have been recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends.

The changes in our consolidated balance sheet and consolidated statement of operations for the year ended December 31, 2007 are as follows:

Accounts receivable:
As previously reported	$620,254
Adjustment	(468,528)
As restated	$151,726

Inventory:
As previously reported	$648,286

Adjustment	54,834
As restated	$703,120

Accounts payable and accrued liabilities:
As previously reported	$1,113,457

Adjustment	166,379
As restated	$1,279,836

Net sales:
As previously reported	$9,088,809
Adjustment	(600,600)
As restated	$8,488,209

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Cost of sales:
As previously reported	$2,876,281

Adjustment	(54,834)
As restated	$2,821,447

Operating expenses:
As previously reported	$6,725,865
Adjustment	34,309
As restated	$6,760,174

Income/ (loss) for the year:
As previously reported	$(501,914)
Adjustment	(580,074)
As restated	$(1,081,988)

Net income /(loss) per share
As previously reported	$(0.04)
Adjustment	(0.05)
As restated	$(0.09)

Note 3 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SMM.  All significant inter-company transactions and balances have been eliminated.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Reclassifications

Certain reclassifications have been made to the prior year data to conform with the current year presentation.

Note 3 - Summary of significant accounting policies (continued)

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of December 31, 2008, the Company did exceed the federally insured limit by approximately $72,000 in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2008 and December 31, 2007, 89% and 97% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 11% and 3% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The carrying values of   financial   instruments   such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.  It is not practicable to estimate the fair value of the Note Payable to Shareholder due to its related party nature.

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At December 31, 2008 the amount of Transfirst reserves was $137,649 and at December 31, 2007 the reserve balance was $63,719.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 3 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $62,000 and $55,000 for the years ended December 31, 2008 and 2007 (restated) respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $248,000 and $166,000 at December 31, 2008 and 2007 (restated), respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $33,000 and $55,000 of consigned product as of December 31, 2008 and 2007, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Furniture and equipment

Furniture and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years.  Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings.  Maintenance and repairs are expensed currently while major renewals and betterments are capitalized.

Depreciation expense amounted to approximately $9,200 and $6,400 for the years ended December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2008 and 2007.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 3 - Summary of significant accounting policies (continued)

Revenue recognition

For our domestic direct response television sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the Statement of Operations are net of sales taxes.

The Company offers a 30-day risk-free trial as one of its payment options.  Revenue on the 30-day risk-free trial sales is not recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded.  Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and collectability is assured.

Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience.  All significant returns for the years presented have been offset against gross sales.

Shipping and handling

Amounts billed to customers for shipping and handling are included in revenue; shipping and handling revenue approximated $1,383,000 and $780,000 for the years ended December 31, 2008 and 2007, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $1,406,000 and $1,108,000 for the years ended December 31, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media costs

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred approximately $6,790,000 and $4,136,000 in such costs for the years ended December 31, 2008 and 2007.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 3 - Summary of significant accounting policies (continued)

Income taxes

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded approximately $280,000 and zero of interest and penalties for the years ended December 31, 2008 and 2007, respectively.

Stock options

The Company adopted a stock option plan (“Plan”).  The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities.  It is intended that options issued under this Plan constitute nonqualified stock options. The general terms of awards under the option plan are that 10% will vest every 6 months. The maximum term of options granted is 10 years and the number of shares authorized for grants of options is 3,000,000.

The Company uses Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

For the year ended December 31, 2008, the Company issued no options and recorded approximately $22,000 in stock compensation expense related to vesting of options previously granted.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 3 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2008 and 2007:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2007	-	1,161,000	1,161,000	$1.41
Granted during 2007	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	(4,000)	(4,000)	0.50

Balance, December 31, 2007	-	1,157,000	1,157,000	$1.40

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted during 2008	-	-	-	-
Exercised during the year	-	(40,000)	(40,000)	0.30
Cancelled during the year	-	- .	-	-

Balance, December 31, 2008	-	1,117,000	1,117,000	$1.39

There were no stock options granted during the year ended December 31, 2008 and 2007.  Of the stock options currently outstanding, 1,052,000 options are currently vested and exercisable at exercise prices ranging from $0.35 to $2.00. The weighted average exercise price of these options was $1.39.These options expire at dates ranging between May 31, 2009 and September 28, 2011.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2008 was immaterial.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2008 and 2007 to value the stock options outstanding:

	2008	2007

Risk-free interest rate	3.810-4.490	3.810-4.490
Expected dividend yield	0.00	0.00
Expected life	5.41-6.85	6.41 - 7.85
Expected volatility	125.81 - 191.49	104.93 – 110.21

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 3 - Summary of significant accounting policies (continued)

New Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3. “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually) and did not have material impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The Company is evaluating the impact of adoption of this EITF on its financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157; “Fair Value Measurements”. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2. “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 3 - Summary of significant accounting policies (continued)

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company adopted SFAS No. 159  for our fiscal year ended December 31, 2008. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Note 5 - Commitments and contingencies

Leases

As of December 31, 2008, the Company had three active leases related to the office space rented in three locations; Bainbridge Island, Washington, Wayne, Pennsylvania, and Vancouver, British Columbia.  Total rent expense incurred during 2008 and 2007 totaled $70,371 and $33,241, respectively.  The schedule below details the future financial obligations under these three leases.

	2009	2010	2011	2012	2013	TOTAL OBLIGATION
Bainbridge Island - Corporate HQ	$19,350	$4,950	$-	$-	$-	$24,300

Wayne - Operations Office	$34,956	$35,594	$8,925	$-	$-	$79,475

West Vancouver, BC - International	$13,566	$-	$-	$-	$-	$13,566
Total Lease Obligations	$67,872	$40,544	$8,925	$-	$-	$117,341

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 5 - Commitments and contingencies (continued)

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

DermaWandTM

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a DermaWand infomercial.  On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter.  Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter.  The initial term of the agreement is five years starting October 15, 1999.  The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual royalty of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $497,000 and $363,000 for the years ended December 31, 2008 and 2007 (restated) respectively.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 5 - Commitments and contingencies (continued)

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased its own liability insurance to cover all direct to consumer product sales in the US and worldwide; this annual policy was renewed on February 20, 2008.

The Company extended its liability insurance policy, scheduled for expiration on February 20, 2009, to April 20, 2009. It then renewed the policy for an additional year from the revised expiration date, with a scheduled expiration of April 20, 2010.

At present, management is not aware of any claims against the Company for any products sold.

Note 6 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $182,000 and $358,000 during the years ended December 31, 2008 and 2007 (restated), respectively. The advances are offset by repayments which amounted to approximately $276,000 and $596,000 during the years ended December 31, 2008 and 2007 (restated), respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 7 - Capital transactions

During the year ended December 31, 2008, the Company issued 226,625 shares of common stock. 70,000 shares were issued at $2.20 per share, for a total of $154,000 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. During 2008, approximately 74,000 shares were issued as part of the finder’s commissions related to the August 13, 2007 private placement at a fair market value of $2.20 per share. 40,000 options were exercised at $0.30 per share, for a total of $12,000.  During 2008, 42,500 shares of common stock were issued for subscriptions received in 2007 totaling $100,750.

During the year ended December 31, 2007, the Company issued 3,586,099 shares of common stock. 1,480,999 shares were issued at $0.75 per share, for a total of $1,110,750 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. 4,000 options were cancelled at $0.50 per share, for a total of $2,000. 475,000 shares were issued at $0.05 per share, for a total of $23,750 as part of a private placement. 147,600 shares were issued as part of the commissions for the private placement on April 13, 2007 at a market value of $2.00 per share.1,482,500 shares were issued at $2.20 per share for a total of

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 7 - Capital transactions (continued)

$3,261,500 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period.

Note 8 - Basic and diluted earnings per share

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

For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At December 31, 2008, there were 3,262,624 warrants outstanding and exercisable. Of this total, 1,480,999 warrants are exercisable at $1.00 per share expiring April 23, 2009. The remaining 1,781,625 warrants are exercisable at $3.00 per share expiring December 3, 2010. At December 31, 2008 there were 1,117,000 stock options outstanding.  Of the stock options outstanding at December 31, 2008, 1,052,000 options were vested and exercisable at exercise prices ranging from $0.35 to $2.
The computations for basic and fully diluted earnings per share are as follows:

For the year ended December 31, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(3,156,244)	14,411,413	$(0.22)

For the year ended December 31, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(1,081,988)	11,937,565	$(0.09)

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007
Note 9 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $3,700,000 and $3,600,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

Significant components of the Company’s deferred tax assets are approximately as follows as of December 31, 2008:

Net operating loss	$1,454,000
Accrued returns & allowances	99,000
Accumulated depreciation	42,000
Other	44,000
Total deferred tax assets	$1, 639,000
Valuation allowance	(1,639,000)
Net deferred tax assets	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) and carryforwards could be used can be predicted to be more likely than not.  Net change to our valuation allowance for the year ended December 31, 2008 was a reduction of approximately $1,521,000.

Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. The Company has not evaluated whether a change in ownership has occurred over the last three years.  The Company’s use of net operating losses for United States and state tax purposes may be limited under the Internal Revenue Code if it is determined that a change in ownership has occurred.

The Company has not filed income tax returns since inception; therefore, the statute for all years remains open and any of these years could potentially be audited.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN No. 48 and determined that such adoption did not have a material impact on its consolidated financial statements.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded approximately $280,000 and zero of interest and penalties for the years ended December 31, 2008 and 2007, respectively.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

Information with respect to the Company’s operating income by geographic area is as follows:

	For the year ended December 31, 2008			For the year ended December 31, 2007 (Restated)
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$14,536,305	$834,460	$15,370,765	$7,473,922	$1,014,287	$8,488,209

COST OF SALES	4,614,870	275,390	4,890,260	2,449,145	372,302	2,821,447

Gross profit	9,921,435	559,070	10,480,505	5,024,777	641,985	5,666,762

Operating expenses:
General and administrative	3,769,215	364,795	4,134,010	958,872	291,836	1,250,708
Selling and marketing	9,513,221	25,272	9,538,493	5,500,308	9,158	5,509,466
Total operating expense	13,282,436	390,067	13,672,503	6,459,180	300,994	6,760,174

Operating income (loss)	$(3,361,001)	$169,003	$(3,191,998)	$(1,434,403)	$340,991	$(1,093,412)

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 11 – Subsequent events

On February 25, 2010, we issued a press release on Marketwire that announced the cancellation of our plans to distribute the “Cell RX” product line.

On March 15, 2010, we issued a press release on Marketwire that announced the termination of our distribution arrangement with Allstar Marketing Group for our DermaWand product in the United States, with an effective date of March 13, 2010.