Form 10-Q/A
period 2008-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-05-28
CIK 1076522

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

(206) 780-8203
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,” accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 26, 2010, the Issuer had 14,505,912 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

EXPLANATORY NOTE

On March 3, 2010, International Commercial Television Inc (“ICTV”) filed a Form 8-K/A on Non-Reliance on Previously Issued Financial Statements.  As disclosed in that report, the Company found certain errors in the bad debt and return reserves amounts in our financial statements for the year ended December 31, 2007 as filed in the Form 10-K/A on March 31, 2009.  On April 13, 2010, the Company filed a second restatement of the December 31, 2007 financial statements in the Form 10-K for the years ended December 31, 2008 and 2007. Certain adjustments were made during the course on our 2008 year-end audit that had an impact on previously reported restated amounts for the periods ended March 31, 2008 and 2007.  As such, the March 31, 2007 and 2008 amounts reflected in this report have been restated to reflect the impact of the adjustments.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2008 Restated (unaudited), December 31, 2007 Restated, and March 31, 2007 Restated (unaudited)	2

	Consolidated Statements of Operations for the three months ended March 31, 2008 Restated and 2007 Restated (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 Restated and 2007 Restated (unaudited)	4

	Notes to the Consolidated Financial Statements	5-18

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF
	March 31, 2008	December 31, 2007	March 31, 2007
	(Unaudited)	(Restated)	(Unaudited)
	(Restated)		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,807,074	$3,725,225	$501,615
Restricted cash	69,608	63,719	-
Accounts receivable, net of doubtful account reserves $31,878, $33,245, and $11,052, respectively	490,082	151,726	409,460
Inventories, net	737,603	703,120	214,049
Prepaid expenses and deposits	437,205	247,841	200,960

Total current assets	4,541,572	4,891,631	1,326,084

Furniture and equipment	154,280	120,169	120,169
Less accumulated depreciation	111,990	110,330	105,562
Furniture and equipment, net	42,290	9,839	14,607

Total assets	$4,583,862	$4,901,470	$1,340,691

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,142,990	$1,279,836	$958,119
Accounts payable - related parties	111,484	127,473	263,352
Note Payable to Shareholder	590,723	590,723	590,723
Total current liabilities	1,845,197	1,998,032	1,812,194

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):	-	-	-
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,279,287, 14,279,287 and 10,693,188 issued and outstanding as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively	4,181	4,181	594
Additional paid-in-capital	4,823,073	4,823,073	464,728
Subscriptions received in advance	100,750	100,750	413,249
Accumulated deficit	(2,189,339)	(2,024,566)	(1,350,074)

Total shareholders’ equity (deficit)	2,738,665	2,903,438	(471,503)

Total liabilities and shareholders’ equity (deficit)	$4,583,862	$4,901,470	$1,340,691

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	For the three months ended
	March 31, 2008	March 31, 2007
	(Restated)	(Restated)

NET SALES	$3,866,078	$1,057,736

COST OF SALES	1,174,983	409,071

GROSS PROFIT	2,691,095	648,665

OPERATING EXPENSES:
General and administrative	859,162	212,945
Selling and marketing	2,017,439	840,918
Total operating expenses	2,876,601	1,053,863

OPERATING LOSS	(185,506)	(405,198)

INTEREST INCOME (EXPENSE)	20,733	(2,299)

NET LOSS	(164,773)	(407,497)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.01)	$(0.04)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,773)	$(407,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,660	1,589
Stock based compensation	-	-
Change in assets and liabilities
Accounts receivable	(338,356)	145,734
Inventories	(34,483)	24,637
Prepaid expenses and deposits	(189,364)	(112,460)
Accounts payable and accrued liabilities	(136,846)	82,085
Net cash used in operating activities	(862,162)	(265,912)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to furniture and equipment	(34,111)	-
Net cash used in investing activities	(34,111)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	44,605	30,833
Payments to related parties	(60,594)	(62,029)
Subscriptions received in advance	-	413,249
Net cash (used in)/provided by financing activities	(15,989)	382,053

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(912,262)	116,141

CASH AND CASH EQUIVALENTS, beginning of the period	3,788,944	385,474

CASH AND CASH EQUIVALENTS, end of the period	$2,876,682	$501,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$199	$3,857
Income taxes paid	$-	$-

NON CASH TRANSACTIONS:
Issuance of common stock as finder’s fee	$-	$295,200

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the three month period ended March 31, 2008 of approximately $862,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had working capital of approximately $2,696,000 and an accumulated deficit of approximately $2,189,000 as of March 31, 2008.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of March 31, 2008, the Company did exceed the federally insured limit by approximately $2,696,000 in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2008 and March 31, 2007, 99% and 62% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 1% and 38% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At March 31, 2008 the amount of Transfirst reserves was $69,608, at December 31, 2007 the reserve balance was $63,719 and at March 31, 2007 there was no reserve balance.

Accounts receivable
Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $61,000 and $32,000 as of March 31, 2008 and 2007 respectively and $55,000 for the year ended December 31, 2007.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $119,000 and $123,000 at March 31, 2008 and 2007 and $166,000 at December 31, 2007, respectively.

Inventories (restated)

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $48,000 and $36,000 of consigned product as of March 31, 2008 and 2007, and $55,000 for the year ended December 31, 2007 respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

Furniture and equipment (continued)

Depreciation expense amounted to $1,660 and $1,589 for the three months ended March 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended March 31, 2008 and 2007.

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

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience.  All significant returns for the periods presented have been offset against gross sales.

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $281,000 and $74,000 for the three months ended March 31, 2008 and 2007, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $384,000 and $130,000 for the three months ended March 31, 2008 and 2007, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

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

Media

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $1,534,544 and $639,273 in such costs for the periods ended March 31, 2008 and 2007, respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

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

For the quarter ended March 31, 2008 and 2007, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2008 and 2007:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2007	-	1,161,000	1,161,000	$1.41
Granted during 2007	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, March 31, 2007	-	1,161,000	1,161,000	$1.41

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted during 2008	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-

Balance, March 31, 2008	-	1,157,000	1,157,000	$1.40

There were no stock options granted during the period ended March 31, 2008 and 2007.   Of the stock options currently outstanding, 1,063,000 and 975,000 options are currently exercisable at a weighted average exercise price of $1,40 and $1.41 at March 31, 2008 and 2007 respectively.  These options expire at dates ranging between December 31, 2007 and September 28, 2011.  The aggregate intrinsic value for options outstanding and exercisable at March 31, 2008 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

New Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3. “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 will be effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually) and is not expected to have material impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 will be effective as of the beginning of our 2009 fiscal year. The Company is evaluating the impact of adoption of this EITF on its financial statements.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
 (Unaudited)
(Restated)

Note 2 - Restatement

On March 3, 2010, management and the Board of Directors concluded that our audited consolidated financial statements as of and for the year ended December 31, 2007 should no longer be relied upon and will be restated due to correction of an error in revenue recognition with respect to customer returns and bad debts.  On April 13, 2010, the Company filed a second restatement of the December 31, 2007 financial statements in the Form 10-K for the years ended December 31, 2008 and 2007.

We had previously restated our consolidated financial statements for the year ended December 31, 2007 in connection with our revenue recognition policies. Specifically, we restated our prior financial statements with respect to underestimating customer returns for our infomercial products sales and the timing of recognizing revenues on product sales prior to the completion of those sales.

In connection with performing the audit of our 2008 consolidated financial statements, we obtained information from our order fulfillment contractor beyond that which we had previously obtained. The additional information brought into question the adequacy of our reserves for product returns and bad debts for the periods ended March 31, 2008, December 31, 2007 and March 31, 2007 as originally restated in the Forms 10-Q/A and 10-K/A for the period ended March 31, 2008 and the year ended December 31, 2007, respectively. We have used the additional information to restate the product returns and bad debts reserves. We also re-evaluated our revenue recognition policy with respect to sales of our products with a free trial period and determined that revenue was not properly stated. As a result, we identified that certain revenue from 30-day risk free trial period should not have been recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends.

In addition, certain adjustments were made during the course on our 2008 year-end audit that had an impact on previously reported restated amounts for the periods ended March 31, 2008 and 2007.  As such, the March 31, 2007 and 2008 amounts reflected in this report have been restated to reflect the impact of the adjustments as follows.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
 (Unaudited)
(Restated)

Note 2 - Restatement (continued)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

Accounts receivable:
As previously reported	$883,038		$946,240
Adjustment	$(392,956)		$(536,780)
As restated	$490,082		$409,460

Inventories:
As previously reported	$676,221		$166,452
Adjustment	$61,382		$47,597
As restated	$737,603		$214,049

Prepaid expenses and deposits:
As previously reported	$534,666		$200,960
Adjustment	$(97,461)		-
As restated	$437,205		$200,960

Accounts payable and accrued liabilities:
As previously reported	$1,014,305		$832,817
Adjustment	$128,685		$125,302
As restated	$1,142,990		$958,119

Net sales:
As previously reported
Adjustment	$3,706,530		$1,683,045
As restated	$159,548	$	(625,309)
	$3,866,078		$1,057,736
Cost of sales:
As previously reported
Adjustment	$1,181,531		$456,669
As restated	$(6,548)		$(47,598)
	$1,174,983		$409,071
Operating expenses:
As previously reported	$2,732,858		$1,017,088
Adjustment	$143,743		$36,775
As restated	$2,876,601		$1,053,863

Net income/(loss):
As previously reported	$(187,127)		$206,989
Adjustment	$22,354		$(614,486)
As restated	$(164,773)		$(407,497)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
 (Unaudited)
(Restated)

Note 2 - Restatement (continued)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

Net income/(loss) per share:
As previously reported	$(0.01)	$0.02
Adjustment	$-	$(0.06)
As restated	$(0.01)	$(0.04)

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

Note 4 - Commitments and contingencies

Leases

As of March 31, 2008, the Company had three active leases related to the office space rented in three locations: Bainbridge Island, Washington, Wayne, Pennsylvania, and Vancouver, British Columbia.  Total rent expense incurred during the three months ended March 31. 2008 and 2007 totaled $9,102 and $7,879, respectively.  The schedule below details the future financial obligations under these three leases.

	(remaining nine months) 2008	2009	2010	2011	2012	2013	TOTAL OBLIGATION
Bainbridge Island , WA	$11,200	$19,350	$4,950	$-	$-	$-	$35,500

Wayne , PA	$25,819	$34,956	$35,594	$8,925	$-	$-	$105,294

West Vancouver, BC	$24,250	$13,566	$-	$-	$-	$-	$37,816
Total Lease Obligations	$61,269	$67,872	$40,544	$8,925	$-	$-	$178,610

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and March 31, 2007
 (Unaudited)
(Restated)

Note 4 - Commitments and contingencies (continued)

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUBSIDIARY
March 31, 2008 and March 31, 2007
 (Unaudited)
(Restated)

Note 4 - Commitments and contingencies (continued)

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $116,000 and $52,000 for the periods ended March 31, 2008 and 2007, respectively.

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

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $45,000 and $31,000 during the periods ended March 31, 2008 and 2007, respectively. The advances are offset by repayments which amounted to approximately $61,000 and $62,000 during the periods ended March 31, 2008 and 2007, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

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

INTERNATIONALCOMMERCIALTELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUBSIDIARY
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 6 - Basic and diluted loss per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the 3-month period ended March 31, 2008:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(164,773)	14,279,287	$(0.01)

For the 3-month period ending March 31, 2007:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(407,497)	10,693,188	$(0.04)

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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended March 31, 2008(Restated)			For the three months ended March 31, 2007(Restated)
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$3,794,609	$71,469	$3,866,078	$704,489	$353,247	$1,057,736

COST OF SALES	1,133,696	41,287	1,174,983	283,419	125,652	409,071
Gross profit	2,660,913	30,182	2,691,095	421,070	227,595	648,665

Operating expenses:
General and administrative	741,562	117,600	859,162	167,655	45,290	212,945
Selling and marketing	2,016,146	1,293	2,017,439	837,432	3,486	840,918
Total operating expense	2,757,708	118,893	2,876,601	1,005,087	48,776	1,053,863

Operating income (loss)	(96,795)	(88,711)	(185,506)	(584,017)	178,819	(405,198)

INTERNATIONALCOMMERCIALTELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUBSIDIARY
March 31, 2008 and March 31, 2007
(Unaudited)
(Restated)

Note 8 - Income taxes

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended March 31, 2008 and 2007, respectively.

The Company has not filed income tax returns since inception; therefore, the statute for all years remains open and any of these years could potentially be audited.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No.  48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN No. 48 and determined that such adoption did not have a material impact on its consolidated financial statements.

Note 9 - Subsequent Events

On February 25, 2010, we issued a press release on Marketwire that announced the cancellation of our plans to distribute the “Cell RX” product line.

On March 15, 2010, we issued a press release on Marketwire that announced the termination of our distribution arrangement with Allstar Marketing Group for our DermaWand product in the United States, with an effective date of March 13, 2010.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in this item, or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

EXPLANATORY NOTE

On March 3, 2010, International Commercial Television Inc (“ICTV”) filed a Form 8-K/A on Non-Reliance on Previously Issued Financial Statements.  As disclosed in that report, the Company found certain errors in the bad debt and return reserves amounts in our financial statements for the year ended December 31, 2007 as filed in the Form 10-K/A on March 31, 2009.  On April 13, 2010, the Company filed a second restatement of the December 31, 2007 financial statements in the Form 10-K for the years ended December 31, 2008 and 2007. Certain adjustments were made during the course on our 2008 year-end audit that had an impact on previously reported restated amounts for the periods ended March 31, 2008 and 2007.  As such, the March 31, 2007 and 2008 amounts reflected in this report have been restated to reflect the impact of the adjustments.

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2008 with the quarter ended March 31, 2007.

Revenues

Our revenues increased to approximately $3,866,000 for the quarter ended March 31, 2008, up from approximately $1,058,000 recorded during the comparative quarter in 2007, a 265% increase. In March 2008, our revenue was generated solely from the sale of our Derma-Wand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television and televised home shopping campaigns. All revenues recorded during the quarter ended March 31, 2008 were generated by our own products, as was the case during the comparative period in 2007.

Gross Margin

Gross margin percentage was approximately 70% for the quarter ended March 31, 2008, up from approximately 61% during the comparative quarter in 2007.  Gross margin percentage increase was primarily due to the revenues generated from the increased sales of our Derma Wand product directly to consumers in the US which generate a higher gross margin than sales to our international wholesale customers. During the quarter ended March 31, 2008, we generated gross margins of approximately $2,691,000 for Derma-Wand, and in the quarter ended March 31, 2007, we generated gross margins of $649,000 for Derma-Wand.

Operating Expenses

Total operating expenses increased to approximately $2,870,000 during the quarter ended March 31, 2008, from approximately $1,054,000 during the quarter ended March 31, 2007, up approximately $1,816,000, or 173%.  This increase is attributed primarily to four factors; $1,535,000 in media costs were incurred during the period as compared to $639,000  during the quarter ended March 31, 2007, $213,000 in fulfillment charges were charged during the period compared to $70,000 during the quarter ended March 31, 2007, bad debt expense was $316,000 for the period ending March 31, 2008 as compared  to $57,000 during the quarter ended March 31, 2007, and finally $183,000 in answering service charges in relation to product sales were incurred during the period as compared to $64,000 during the quarter ended March 31, 2007.

Net Loss

The Company incurred a net loss of approximately $165,000 for the quarter ended March 31, 2008, compared with a net loss of approximately $407,000 for the quarter ended March 31, 2007.  This decreased loss is attributed primarily to increase in revenues from the DermaWand product.

Liquidity and Capital Resources

At March 31, 2008, we had approximately $2,877,000 in cash on the hand, compared to approximately $502,000 at March 31, 2007.  Of the cash on hand, approximately $70,000 and $0 was restricted at March 31, 2008 and 2007 respectively.  We generated negative cash flows from operations of approximately $862,000 in the first quarter of 2008 compared to a negative cash flow from operations of approximately $266,000 for the same period in 2007.  The negative cash flow from operations was a result of the increase to accounts receivable, inventories and prepaid expenses, and decrease to accounts payable.

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

At March 31, 2008, the Company has outstanding 1,157,000 stock options at a weighted average exercise price of $1.40 per share.  All option grants vest over a five-year period.  To date, a total of 34,000 stock options have been exercised, 34,000 options at $0.50 for proceeds of $17,000. If the optionees exercise the remainder of these options as they vest, we will receive approximately $1,500,000 in capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended March 31, 2008, of approximately $862,000, and the Company, for the most part, has experienced recurring losses from operations. As of March 31, 2008, the Company had working capital of approximately $2,696,000, compared to a negative working capital of approximately $486,000 at March 31, 2007, and an accumulated deficit of approximately $2,189,000 as of March 31, 2008.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $61,000 and $32,000 as of March 31, 2008 and 2007 and $55,000 for the year ended December 31, 2007  (restated) respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $119,000 and $123,000 at March 31, 2008 and 2007 and $166,000 at December 31, 2007  (restated), respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $48,000 and $36,000 of consigned product as of March 31, 2008 and 2007, and $55,000 for the year ended December 31, 2007, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal Quarters ended March 31, 2008 and 2007.

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended March 31, 2008 and 2007, respectively.

New Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3. “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 will be effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually) and is not expected to have material impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 will be effective as of the beginning of our 2009 fiscal year. The Company is evaluating the impact of adoption of this EITF on its financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

As of March 31, 2008, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  During the Company’s internal review of its financial statements for the third quarter of 2008, the Company discovered that it was understating customer returns and bad debts for its infomercial product sales. In conjunction with this discovery, the Company also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result, the Company determined that it was necessary to restate its financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and the annual period ended December 31, 2007 which have previously been restated.  As a result, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008.

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

As of March 31, 2008, there had been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2008 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting. However, as a result of the issues noted above, the Company has since reviewed and revised its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly, and the Company has restated its financial statements in this report for the applicable period

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required for smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

2 *	Share and Option Purchase Agreement (incorporated by reference from Form SB-2 (No. 333-70878) filed with the Securities and Exchange Commission on October 3, 2001)

3.1 *	Amended and Restated Articles of Incorporation (incorporated by reference from Form SB-2 (No. 333-70878) filed with the Securities and Exchange Commission on October 3, 2001)

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1 ****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2 ****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32 ****	Section 1350 Certifications

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

**** Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: May 28, 2010	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: May 28, 2010	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer