Form 10-Q/A
period 2008-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-05-28
CIK 1076522

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

EXPLANATORY NOTE

On March 3, 2010, International Commercial Television Inc (“ICTV”) filed a Form 8-K/A on Non-Reliance on Previously Issued Financial Statements.  As disclosed in that report, the Company found certain errors in the bad debt and return reserves amounts in our financial statements for the year ended December 31, 2007 as filed in the Form 10-K/A on March 31, 2009.  On April 13, 2010, the Company filed a second restatement of the December 31, 2007 financial statements in the Form 10-K for the years ended December 31, 2008 and 2007. Certain adjustments were made during the course on our 2008 year-end audit that had an impact on previously reported restated amounts for the periods ended June 30, 2008 and 2007.  As such, the June 30, 2007 and 2008 amounts reflected in this report have been restated to reflect the impact of the adjustments.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2008 Restated (unaudited), December 31, 2007 Restated, and June 30, 2007 Restated (unaudited)	5

	Consolidated Statements of Operations for the three and six months ended June 30, 2008 Restated and 2007 Restated (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 Restated and 2007 Restated (unaudited)	7

	Notes to the Consolidated Financial Statements	8-22

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF

	June 30, 2008	December 31, 2007	June 30, 2007
	(Unaudited) (Restated)	(Restated)	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,843,301	$3,725,225	$526,234
Restricted cash	89,560	63,719	134,770
Accounts receivable, net of doubtful account reserves of $6,499, $35,245 and $30,639, respectively	594,650	151,726	403,653
Inventories, net	1,586,819	703,120	390,893
Prepaid expenses and deposits	585,957	247,841	81,492

Total current assets	4,700,287	4,891,631	1,537,042

Furniture and equipment	179,387	120,169	120,169
Less accumulated depreciation	114,905	110,330	107,152
Furniture and equipment, net	64,482	9,839	13,017

Total assets	$4,764,769	$4,901,470	$1,550,059

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,110,946	$1,279,836	$872,290
Accounts payable - related parties	32,834	127,473	201,368
Note Payable to Shareholder	590,723	590,723	590,723
Total current liabilities	2,734,503	1,998,032	1,664,381

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):	-	-	-
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,465,912, 14,279,287 and 12,169,187 issued and outstanding as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively	4,367	4,181	2,070
Additional paid-in-capital	5,077,636	4,823,073	1,541,766
Subscriptions received in advance	-	100,750	-
Accumulated deficit	(3,051,737)	(2,024,566)	(1,658,158)

Total shareholders’ equity (deficit)	2,030,266	2,903,438	(114,322)

Total liabilities and shareholders’ equity (deficit)	$4,764,769	$4,901,470	$1,550,059

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(restated)	(restated)	(restated)	(restated)

NET SALES	$3,204,831	$2,445,990	$7,070,909	$3,503,727

COST OF SALES	1,035,088	766,193	2,210,071	1,175,264

GROSS PROFIT	2,169,743	1,679,797	4,860,838	2,328,463

OPERATING EXPENSES:
General and administrative	944,402	360,952	1,803,565	573,899
Selling and marketing	2,099,153	1,632,436	4,116,590	2,473,353
Total operating expenses	3,043,555	1,993,388	5,920,155	3,047,252

OPERATING LOSS	(873,812)	(313,591)	(1,059,317)	(718,789)

INTEREST INCOME (EXPENSE)	11,413	5,509	32,146	3,210

NET LOSS	(862,399)	(308,082)	(1,027,171)	(715,579)

BASIC AND DILUTED NET (LOSS) PER SHARE	(0.06)	(0.03)	(0.07)	(0.06)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,027,171)	$(715,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,575	3,178
Change in assets and liabilities
Accounts receivable	(442,924)	151,541
Inventories	(883,699)	(152,206)
Prepaid expenses and deposits	(338,116)	7,007
Accounts payable and accrued liabilities	839,323	13,902
Net cash used in operating activities	(1,848,012)	(692,157)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to furniture and equipment	(59,218)	-
Net cash used in investing activities	(59,218)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs issuance costs	154,000	1,078,514
Advances from related parties	145,592	282,764
Payments to related parties	(248,445)	(393,591)
Net cash provided by financing activities	51,147	967,687

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,856,083)	275,530

CASH AND CASH EQUIVALENTS, beginning of the period	3,788,944	385,474

CASH AND CASH EQUIVALENTS, end of the period	$1,932,861	$661,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$583	$3,857
Income taxes paid	$-	$-

NON CASH TRANSACTIONS:
Issuance of common stock as finder’s fee	$163,075	$295,200

Issuance of common stock for subscription received in prior year	$100,750	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the six month period ended June 30, 2008 of approximately $1,848,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had working capital of approximately $1,966,000 and an accumulated deficit of approximately $3,052,000 as of June 30, 2008.

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
June 30, 2008 and June 30, 2007
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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of June 30, 2008, the Company did exceed the federally insured limit by approximately $1,742,000 in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2008 and June 30, 2007, 70% and 70% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 30% and 30% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At June 30, 2008 the amount of Transfirst reserves was $89,560, at December 31, 2007 the reserve balance was $63,719, and at June 30, 2007 the reserve balance was $134,770.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $66,000 and $121,000 as of June 30, 2008 and 2007, and $55,000 for the year ended December 31, 2007 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $69,000 and $144,000 at June 30, 2008 and 2007 and $166,000 at December 31, 2007, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $75,000 and $36,000 of consigned product as of June 30, 2008 and 2007, and $55,000 for the year ended December 31, 2007 respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

Depreciation expense amounted to $4,575 and $3,178 for the six months ended June 30, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived asset, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended June 30, 2008 and 2007.

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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $477,000 and $279,000 for the six months ended June 30, 2008 and 2007, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $765,000 and $431,000 for the six months ended June 30, 2008 and 2007, respectively

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

Note 1 - Summary of significant accounting policies (continued)

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media costs

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $3,092,450 and $1,884,738 in such costs for the periods ended June 30, 2008 and 2007, respectively.

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
June 30, 2008 and June 30, 2007
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

For the quarter ended June 30, 2008 and 2007, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2008 and 2007:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2007	-	1,161,000	1,161,000	$1.41
Granted during 2007	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	(4,000)	(4,000)	0.50

Balance, June 30, 2007	-	1,157,000	1,157,000	$1.40

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted during 2008	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-

Balance, June 30, 2008	-	1,157,000	1,157,000	$1.40

There were no stock options granted during the period ended June 30, 2008 and 2007.   Of the stock options currently outstanding, 1,109,000 and 1,017,000  options are currently exercisable at a weighted average exercise price of $1.40 at June 30, 2008 and 2007 respectively.  These options expire at dates ranging between December 31, 2007 and September 28, 2011.The aggregate intrinsic value for options outstanding and exercisable at June 30, 2008 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
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
June 30, 2008 and June 30, 2007
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

In connection with performing the audit of our 2008 consolidated financial statements, we obtained information from our order fulfillment contractor beyond that which we had previously obtained. The additional information brought into question the adequacy of our reserves for product returns and bad debts for the periods ended June 30, 2008, December 31, 2007 and June 30, 2007 as originally restated in the Forms 10-Q/A and 10-K/A for the period ended June 30, 2008 and the year ended December 31, 2007, respectively. We have used the additional information to restate the product returns and bad debts reserves. We also re-evaluated our revenue recognition policy with respect to sales of our products with a free trial period and determined that revenue was not properly stated. As a result, we identified that certain revenue from 30-day risk free trial period should not have been recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends.

In addition, certain adjustments were made during the course on our 2008 year-end audit that had an impact on previously reported restated amounts for the periods ended June 30, 2008 and 2007.  As such, the June 30, 2007 and 2008 amounts reflected in this report have been restated to reflect the impact of the adjustments as follows.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

Note 2 - Restatement (continued)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007		For the six months ended June 30, 2008		For the six months ended June 30, 2007

Accounts receivable:
As previously reported	$1,358,162		$953,856		$1,358,162		$953,856
Adjustment	$(763,512)		$(550,203)		$(763,512)		$(550,203)
As restated	$594,650		$403,653		$594,650		$403,653

Inventories:
As previously reported	$1,479,968		$331,173		$1,479,968		$331,173
Adjustment	$106,851		$59,720		$106,851		$59,720
As restated	$1,586,819		$390,893		$1,586,819		$390,893

Prepaid expenses and deposits:
As previously reported	$641,948		$81,492		$641,948		$81,492
Adjustment	$(55,991)		$-		$(55,991)		$-
As restated	$585,957		$81,492		$585,957		$81,492

Accounts payable and accrued liabilities:
As previously reported	$2,041,796		$728,023		$2,041,796		$728,023
Adjustment	$69,150		$144,267		$69,150		$144,267
As restated	$2,110,946		$872,290		$2,110,946		$872,290

Net sales:
As previously reported	$3,529,244		$2,355,486		$7,235,774		$4,038,531
Adjustment	$(324,413)		$90,504		$(164,865)		$(534,804)
As restated	$3,204,831		$2,445,990		$7,070,909		$3,503,727

Cost of sales:
As previously reported	$1,080,559		$778,315		$2,262,091		$1,234,984
Adjustment	$(45,471)		$(12,122)		$(52,020)		$(59,720)
As restated	$1,035,088		$766,193		$2,210,071		$1,175,264

Operating expenses:
As previously reported	$3,098,416		$1,870,498		$5,831,273		$2,887,586
Adjustment	$(54,861)		$122,890		$88,882		$159,666
As restated	$3,043,555		$1,993,388		$5,920,155		$3,047,252

Net income/(loss):
As previously reported	$(638,318)		$(287,818)	$	(825,444)	$	(80,829)
Adjustment	$(224,081)	$	(20,264)	$	(201,727)		$(634,750)
As restated	$(862,399)		$(308,082)		$(1,027,171)		$(715,579)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)
Note 2 - Restatement (continued)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007

Net income/(loss) per share:
As previously reported	$(0.04)	$(0.02)	$(0.06)	$(0.01)
Adjustment	$(0.02)	$(0.01)	$(0.01)	$(0.05)
As restated	$(0.06)	$(0.03)	$(0.07)	$(0.06)

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

Note 4 - Commitments and contingencies

Leases

As of June 30, 2008, the Company had three active leases related to the office space rented in three locations: Bainbridge Island, Washington, Wayne, Pennsylvania, and Vancouver, British Columbia.  Total rent expense incurred for the three months ended June 30, 2008 and 2007 totaled $18,265 and $7,849 and for the six months ended June 30, 2008 and 2007 totaled $27,366 and $15,728, respectively.  The schedule below details the future financial obligations under these three leases.

	(remaining six months) 2008	2009	2010	2011	2012	2013	TOTAL OBLIGATION
Bainbridge Island , WA	$9,600	$19,350	$4,950	$-	$-	$-	$33,900

Wayne , PA	$17,213	$34,956	$35,594	$8,925	$-	$-	$96,688

West Vancouver, BC	$16,192	$13,566	$-	$-	$-	$-	$29,758
Total Lease Obligations	$43,005	$67,872	$40,544	$8,925	$-	$-	$160,346

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
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

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $83,000 and $199,000 for the three and six month periods ended June 30, 2008, respectively and $100,000 and $152,000 for the three and six month periods ended June 30, 2007 respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

Note 4 - Commitments and contingencies (continued)

Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased its own liability insurance to cover all direct to consumer product sales in the US and worldwide; this annual policy was renewed on February 20, 2008.

Product Liability Insurance

The Company extended its liability insurance policy, scheduled for expiration on February 20, 2009, to April 20, 2009. It then renewed the policy for an additional year from the revised expiration date, with a scheduled expiration of April 20, 2010.

At present, management is not aware of any claims against the Company for any products sold.

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $146,000 and $283,000 during the six months ended June 30, 2008 and 2007, respectively. The advances are offset by repayments which amounted to approximately $248,000 and $394,000 during the six months ended June 30, 2008 and 2007, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 6 - Capital transactions

During the six months ended June 30, 2008, the Company issued 186,625 shares of common stock.  70,000 shares were issued at $2.20 per share, for a total of $154,000 as part of a private placement.  Investors will also receive a warrant to purchase one additional share of the Company’s stock.  The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period.  During the six months ended June 30, 2008, approximately 74,000 shares were issued as part of the finder’s commissions related to the August 13, 2007 private placement at a fair market value of $2.20 per share.  During the six months ended June 30, 2008, 42,500 shares of common stock were issued for subscriptions received in 2007 totaling $100,750.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

Note 6 - Capital transactions (continued)

During the six months ended June 30, 2007, the Company issued 1,475,999 shares of common stock at $0.75 per share, for a total of approximately $1,106,999 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $1.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. 4,000 options were cancelled at $0.50 per share, for a total of $2,000.

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

The computations for basic and fully diluted earnings per share are as follows:

For the 3-month period ended June 30, 2008:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(862,399)	14,379,143	$(0.06)

For the 3-month period ended June 30, 2007:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(308,082)	11,835,506	$(0.03)

For the 6-month period ended June 30, 2008:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(1,027,171)	14,329,491	$(0.07)

For the 6-month period ended June 30, 2007:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(715,579)	11,267,503	$(0.06)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended June 30, 2008 (Restated)			For the three months ended June 30, 2007 (Restated)
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$2,749,776	$455,055	$3,204,831	$2,249,167	$196,823	$2,445,990

COST OF SALES	924,912	110,176	1,035,088	689,126	77,067	766,193
Gross profit	1,824,864	344,879	2,169,743	1,560,041	119,756	1,679,797

Operating expenses:
General and administrative	835,747	108,655	944,402	325,497	35,455	360,952
Selling and marketing	2,092,825	6,328	2,099,153	1,630,423	2,013	1,632,436
Total operating expense	2,928,572	114,983	3,043,555	1,955,920	37,468	1,993,388

Operating income (loss)	$(1,103,708)	$229,896	$(873,812)	$(395,879)	$82,288	$(313,591)

	For the six months ended June 30, 2008 (Restated)			For the six months ended June 30, 2007 (Restated)
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$6,690,217	$380,692	$7,070,909	$2,953,657	$550,070	$3,503,727

COST OF SALES	2,076,064	134,007	2,210,071	972,545	202,719	1,175,264
Gross profit	4,614,153	246,685	4,860,838	1,981,112	347,351	2,328,463

Operating expenses:
General and administrative	1,577,310	226,255	1,803,565	493,153	80,746	573,899
Selling and marketing	4,108,969	7,621	4,116,590	2,467,854	5,499	2,473,353
Total operating expense	5,686,279	233,876	5,920,155	2,961,007	86,245	3,047,252

Operating income (loss)	$(1,072,126)	$12,809	$(1,059,317)	$(979,895)	$261,106	$(718,789)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and June 30, 2007
 (Unaudited)
(Restated)

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the six month periods ended June 30, 2008 and 2007, respectively.

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

Note 10 - Subsequent Events

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

EXPLANATORY NOTE

On March 3, 2010, International Commercial Television Inc (“ICTV”) filed a Form 8-K/A on Non-Reliance on Previously Issued Financial Statements.  As disclosed in that report, the Company found certain errors in the bad debt and return reserves amounts in our financial statements for the year ended December 31, 2007 as filed in the Form 10-K/A on March 31, 2009.  On April 13, 2010, the Company filed a second restatement of the December 31, 2007 financial statements in the Form 10-K for the years ended December 31, 2008 and 2007. Certain adjustments were made during the course on our 2008 year-end audit that had an impact on previously reported restated amounts for the periods ended June 30, 2008 and 2007.  As such, the June 30, 2007 and 2008 amounts reflected in this report have been restated to reflect the impact of the adjustments.

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

Results of Operations

The following discussion compares operations for the three and six months periods ended June 30, 2008 and 2007.

Revenues

Our revenues increased to approximately $3,205,000 and $7,071,000 for the three and six months ended June 30, 2008, up from approximately $2,446,000 and $3,504,000 recorded during the comparative periods in 2007, a 31% and 117% increase respectively. In 2008, our revenue was generated solely from the sale of our DermaWand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television and televised home shopping campaigns. All revenues recorded during the quarter and six months ended June 30, 2008 were generated by our own products, as was the case during the comparative period in 2007.

Gross Margin

Gross margin percentage was approximately 68% and 68% during the three and six months ended June 30, 2008, compared to 69% and 66% during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008, we generated gross margins of approximately $2,170,000 and $4,861,000 for Derma Wand, and in the three and six months ended June 30, 2007, we generated gross margins of $1,680,000 and $2,329,000 for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $3,044,000 and $5,920,000 during the three and six months ended June 30, 2008, up from approximately $1,993,000 and $3,047,000 during the three and six months ended June 30, 2007, up approximately $1,051,000 and $2,873,000, or 53% and 94%.  This increase is attributed primarily to four factors; $1,558,000 and $3,092,000 in media costs were incurred during the three and six month ended June 30, 2008 as compared to $1,245,000 and $1,885,000 during the three and six months ended June 30, 2007, $196,000 and $409,000 in fulfillment charges were charged during the three and six months ended June 30, 2008 compared to $152,000 and $222,000 during the three and six months ended June 30, 2007, bad debt expense was $289,000 and $605,000 for the three and six months ending June 30, 2008 as compared  to $145,000 and $202,000 during the three and six months ended June 30, 2007, and finally $211,000 and $393,000 in answering service charges in relation to product sales were incurred during the period as compared to $150,000 and $214,000 during the three and six months ended June 30, 2007.

Net Loss

The Company incurred a net loss of approximately $862,000 and $1,027,000 for the three and six months ended June 30, 2008, compared with a net loss of approximately $308,000 and $716,000 for the three and six months ended June 30, 2007.  This increased loss is attributed primarily to expenses incurred for marketing the DermaWand product on U.S. infomercials.

Liquidity and Capital Resources

At June 30, 2008, we had approximately $1,933,000 in cash on hand, compared to approximately $661,000 at June 30, 2007.  Of the cash on hand, approximately $90,000 and $135,000 was restricted at June 30, 2008 and 2007 respectively.  We generated negative cash flows from operating activity of approximately $1,848,000 in the second quarter of 2008 compared to a negative cash flow from operating activities of approximately $692,000 for the same period in 2007.  The negative cash flow from operating activities was a result of the increase to accounts receivable, inventories and prepaid expenses, and increase to accounts payable.

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

At June 30, 2008, the Company has outstanding 1,157,000 stock options at a weighted average exercise price of $1.40 per share.  All option grants vest over a five-year period.  To date, a total of 34,000 stock options have been exercised, at $0.50 for proceeds of $17,000. If the optionees exercise the remainder of these options as they vest, we will receive approximately $1,500,000 in capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended June 30, 2008, of approximately $1,848,000, and the Company, for the most part, has experienced recurring losses from operations. As of June 30, 2008, the Company had working capital of approximately $1,969,000, compared to a negative working capital of approximately $127,000 at June 30, 2007, and an accumulated deficit of approximately $3,052,000 as of June 30, 2008.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $66,000 and $121,000 for the quarters ended June 30, 2008 and 2007, and $55,000 for the year ended December 31, 2007 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $69,000 and $144,000 at June 30, 2008 and 2007, and $166,000 at December 31, 2007, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $75,000 and $36,000 of consigned product as of June 30, 2008 and 2007, and $55,000 for the year ended December 31, 2007 respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the six month periods ended June 30, 2008 and 2007.

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the six month periods ended June 30, 2008 and 2007, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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