Form 10-Q/A
period 2008-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-05-28
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

EXPLANATORY NOTE

On March 3, 2010, International Commercial Television Inc (“ICTV”) filed a Form 8-K/A on Non-Reliance on Previously Issued Financial Statements.  As disclosed in that report, the Company found certain errors in the bad debt and return reserves amounts in our financial statements for the year ended December 31, 2007 as filed in the Form 10-K/A on March 31, 2009.  On April 13, 2010, the Company filed a second restatement of the December 31, 2007 financial statements in the Form 10-K for the years ended December 31, 2008 and 2007. Certain adjustments were made during the course of our 2008 year-end audit that had an impact on previously reported restated amounts for the period ended September 30, 2007.  As such, the September 30, 2007 amounts reflected in this report have been restated to reflect the impact of the adjustments.

PART I - FINANCIAL INFORMATION

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF

	September 30, 2008	December 31, 2007	September 30, 2007
	(Unaudited)	(Restated)	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$805,476	$3,725,225	$662,262
Restricted cash	103,403	63,719	70,583
Accounts receivable, net of doubtful account reserves of $17,251, $33,245 and $9,938, respectively	488,238	151,726	469,581
Inventories, net	2,456,442	703,120	531,551
Prepaid expenses and deposits	453,962	247,841	201,888

Total current assets	4,307,521	4,891,631	1,935,865

Furniture and equipment	182,005	120,169	120,169
Less accumulated depreciation	117,233	110,330	108,741
Furniture and equipment, net	64,772	9,839	11,428

Total assets	$4,372,293	$4,901,470	$1,947,293

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,986,022	$1,279,836	$1,434,435
Accounts payable - related parties	32,815	127,473	120,097
Note Payable to Shareholder	590,723	590,723	590,723
Total current liabilities	3,609,560	1,998,032	2,145,255

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,912, 14,279,287 and 12,796,787 issued and outstanding as of September 30, 2008, December 31, 2007, respectively and September 30, 2007 respectively	4,407	4,181	2,698
Additional paid-in-capital	5,089,596	4,823,073	1,568,638
Subscriptions received in advance (receivable)	-	100,750	(27,500)
Accumulated deficit	(4,331,270)	(2,024,566)	(1,741,798)

Total shareholders’ equity (deficit)	762,733	2,903,438	(197,962)

Total liabilities and shareholders’ equity (deficit)	$4,372,293	$4,901,470	$1,947,293

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
		(restated)		(restated)
NET SALES	$4,957,959	$2,594,087	$12,028,870	$6,097,814

COST OF SALES	1,542,418	854,844	3,752,489	2,030,108

GROSS PROFIT	3,415,541	1,739,243	8,276,381	4,067,706

OPERATING EXPENSES:
General and administrative	1,026,639	390,713	2,830,205	964,611
Selling and marketing	3,671,617	1,433,273	7,788,207	3,906,627
Total operating expenses	4,698,256	1,823,986	10,618,412	4,871,238

OPERATING LOSS	(1,282,715)	(84,743)	(2,342,031)	(803,532)

INTEREST INCOME	3,181	1,102	35,326	4,312

NET LOSS	(1,279,534)	(83,641)	(2,306,705)	(799,220)

BASIC AND DILUTED NET LOSS PER SHARE	(0.09)	(0.01)	(0.16)	(0.07)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,306,705)	$(799,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,903	4,768
Change in assets and liabilities
Accounts receivable	(336,512)	85,613
Inventories	(1,753,322)	(292,864)
Prepaid expenses and deposits	(206,121)	(113,388)
Accounts payable and accrued liabilities	1,763,168	523,925
Net cash used in operating activities	(2,832,589)	(591,166)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to furniture and equipment	(61,836)	-
Net cash used in investing activities	(61,836)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	166,000	1,078,514
Advances from related parties	178,379	295,895
Payments to related parties	(330,019)	(435,872)
Net cash provided by financing activities	14,360	938,537

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,880,065)	347,371

CASH AND CASH EQUIVALENTS, beginning of the period	3,788,944	385,474

CASH AND CASH EQUIVALENTS, end of the period	$908,879	$732,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$730	$4,476
Income taxes paid	$-	$-

NON CASH TRANSACTIONS:
Issuance of common stock as finder’s fee	$163,075	$295,200

Issuance of common stock for subscription received in prior year	$100,750	$-

See accompanying notes to consolidated financial statements.

INTERNA TIO NAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the nine month period ended September 30, 2008 of approximately $2,833,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had working capital of approximately $698,000 and an accumulated deficit of approximately $4,331,000 as of September 30, 2008.

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
September 30, 2008 and September 30, 2007 (Restated)
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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of September 30, 2008, the Company did exceed the federally insured limit by approximately $661,000 in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2008 and September 30, 2007, 94% and 74% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 6% and 26% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At September 30, 2008 the amount of Transfirst reserves was $103,403, at December 31, 2007 the reserve balance was $63,719 and at September 30, 2007 (restated) the reserve balance was $70,583.

Accounts receivable
Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $96,000 and $82,000 as of September 30, 2008 and 2007 (restated), respectively and $55,000 for the year ended December 31, 2007 (restated).  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customers and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $152,000 and $221,000 at September 30, 2008 and 2007 (restated) and $166,000 at December 31, 2007 (restated), respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $65,000 and $20,000 of consigned product as of September 30, 2008 and 2007 (restated), and $55,000 for the year ended December 31, 2007 (restated) respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to $6,903 and $4,768 for the nine months ended September 30, 2008 and 2007 (restated), respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended September 30, 2008 and 2007 (restated).

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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $976,000 and $574,000 for the nine months ended September 30, 2008 and 2007 (restated), respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $1,384,000 and $784,000 for the nine months ended September 30, 2008 and 2007 (restated), respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
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

Media costs

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $5,625,000 and $2,973,000 in such costs for the periods ended September 30, 2008 and 2007 (restated), respectively.

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
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

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

For the quarter ended September 30, 2008 and 2007 (restated), the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2008 and 2007 (restated):

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2007	-	1,161,000	1,161,000	$1.41
Granted during 2007	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	(4,000)	(4,000)	$0.50

Balance, September 30, 2007	-	1,157,000	1,157,000	$1.40

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted during 2008	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-

Balance, September 30, 2008	-	1,157,000	1,157,000	$1.40

There were no stock options granted during the period ended September 30, 2008 and 2007.   Of the stock options currently outstanding, 1,109,000 and 1,017,000 options are currently exercisable at a weighted average exercise price of $1.40 and $1.40 at September, 2008 and 2007 respectively.  These options expire at dates ranging between December 31, 2007 and September 28, 2011.  The aggregate intrinsic value for options outstanding and exercisable at September 30, 2008 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

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
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

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

In connection with performing the audit of our 2008 consolidated financial statements, we obtained information from our order fulfillment contractor beyond that which we had previously obtained. The additional information brought into question the adequacy of our reserves for product returns and bad debts for the periods ended December 31, 2007 and September 30, 2007 as originally restated in the Forms 10-Q/A and 10-K/A for the year ended December 31, 2007. We have used the additional information to restate the product returns and bad debts reserves. We also re-evaluated our revenue recognition policy with respect to sales of our products with a free trial period and determined that revenue was not properly stated. As a result, we identified that certain revenue from 30-day risk free trial period should not have been recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends.

In addition, certain adjustments were made during the course of our 2008 year-end audit that had an impact on previously reported restated amounts for the periods ended September 30, 2007.  As such, the September 30, 2007 amounts reflected in this report have been restated to reflect the impact of the adjustments as follows.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

Note 2 - Restatement (continued)

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007

Accounts receivable:
As previously reported	$792,714		$792,714
Adjustment	$(323,133)	$	(323,133)
As restated	$469,581		$469,581

Inventories:
As previously reported	$459,815		$459,815
Adjustment	$71,736		$71,736
As restated	$531,551		$531,551

Accounts payable and accrued liabilities:
As previously reported	$1,157,922		$1,157,922
Adjustment	$276,513		$276,513
As restated	$1,434,435		$1,434,435

Net sales:
As previously reported	$2,341,093		$6,379,624
Adjustment	$252,994		$(281,810)
As restated	$2,594,087		$6,097,814

Cost of sales:
As previously reported	$866,861		$2,101,844
Adjustment	$(12,017)		$(71,736)
As restated	$854,844		$2,030,108

Operating expenses:
As previously reported	$1,665,815		$4,553,403
Adjustment	$158,171		$317,835
As restated	$1,823,986		$4,871,238

Net income/(loss):
As previously reported	$(190,481)		$(271,311)
Adjustment	$106,840		$(527,909)
As restated	$(83,641)		$(799,220)

Net income/(loss) per share:
As previously reported	$(0.01)		$(0.02)
Adjustment	$-		$(0.05)
As restated	$(0.01)		$(0.07)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
 (Unaudited)

Note 4 - Commitments and contingencies

Leases

As of September 30, 2008, the Company had three active leases related to the office space rented in three locations: Bainbridge Island, Washington, Wayne, Pennsylvania, and Vancouver, British Columbia.  Total rent expense incurred for the three months ended September 30, 2008 and 2007 (restated) totaled $24,257 and $7,606, and for the nine months ended September 30, 2008 and 2007 (restated) totaled $51,623 and $23,334, respectively.  The schedule below details the future financial obligations under these three leases.

	(remaining three months) 2008	2009	2010	2011	2012	2013	TOTAL OBLIGATION
Bainbridge Island , WA	$4,800	$19,350	$4,950	$-	$-	$-	$29,100

Wayne , PA	$8,606	$34,956	$35,594	$8,925	$-	$-	$88,081

West Vancouver, BC	$8,210	$13,566	$-	$-	$-	$-	$21,776
Total Lease Obligations	$21,616	$67,872	$40,544	$8,925	$-	$-	$138,957

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

Note 4 - Commitments and contingencies (continued)

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

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $414,000 and $249,000 for the nine month periods ended September 30, 2008 and 2007 (restated) and $215,000 and $98,000 for the three months ended September 30, 2008 and 2007 (restated) respectively.

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

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $178,000 and $296,000 during the nine months ended September 30, 2008 and 2007 (restated), respectively. The advances are offset by repayments which amounted to approximately $330,000 and $436,000 during the nine months ended September 30, 2008 and 2007, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

Note 5 - Related party transactions (continued)

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 6 - Capital transactions

During the nine months ended September 30, 2008, the Company issued 226,625 shares of common stock. 70,000 shares were issued at $2.20 per share, for a total of $154,000 as part of a private placement. Investors will also receive a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant will be $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. During the nine months ended September 30, 2008, approximately 74,000 shares were issued as part of the finder’s commissions related to the August 13, 2007 private placement at a fair market value of $2.20 per share. 40,000 options were exercised at $0.30 per share, for a total of $12,000.  During the nine months ended September 30, 2008, 42,500 shares of common stock were issued for subscriptions received in 2007 totaling $100,750.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

Note 7 - Basic and diluted loss per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the 3-month ended September 30, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(1,279,534)	14,478,086	$(0.09)

For the 3-month ended September 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(83,641)	12,696,891	$(0.01)

For the 9-month ended September 30, 2008:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(2,306,705)	14,379,567	$(0.16)

For the 9-month ended September 30, 2007:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(799,220)	11,749,201	$(0.07)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended September 30, 2008			For the three months ended September 30, 2007 (Restated)
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$4,694,057	$263,902	$4,957,959	$2,248,134	$345,953	$2,594,087

COST OF SALES	1,440,839	101,579	1,542,418	751,705	103,139	854,844
Gross profit	3,253,218	162,323	3,415,541	1,496,429	242,814	1,739,243

Operating expenses:
General and administrative	861,591	165,048	1,026,639	281,398	109,315	390,713
Selling and marketing	3,662,073	9,544	3,671,617	1,430,641	2,632	1,433,273
Total operating expense	4,523,664	174,592	4,698,256	1,712,039	111,947	1,823,986

Operating income (loss)	$(1,270,446)	$(12,269)	$(1,282,715)	$(215,610)	$130,867	$(84,743)

	For the nine months ended September 30, 2008			For the nine months ended September 30, 2007 (Restated)
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$11,384,275	$644,595	$12,028,870	$5,201,792	$896,022	$6,097,814

COST OF SALES	3,516,903	235,586	3,752,489	1,724,250	305,858	2,030,108
Gross profit	7,867,732	409,009	8,276,381	3,477,542	590,164	4,067,706

Operating expenses:
General and administrative	2,439,261	391,304	2,830,205	774,551	190,060	964,611
Selling and marketing	7,771,043	17,164	7,788,207	3,898,495	8,132	3,906,627
Total operating expense	10,210,304	408,468	10,618,412	4,673,046	198,192	4,871,238

Operating income (loss)	$(2,342,572)	$541	$(2,342,031)	$(1,195,504)	$391,972	$(803,532)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and September 30, 2007 (Restated)
(Unaudited)

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended September 30, 2008 and 2007 (restated).

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

EXPLANATORY NOTE

On March 3, 2010, International Commercial Television Inc (“ICTV”) filed a Form 8-K/A on Non-Reliance on Previously Issued Financial Statements.  As disclosed in that report, the Company found certain errors in the bad debt and return reserves amounts in our financial statements for the year ended December 31, 2007 as filed in the Form 10-K/A on March 31, 2009.  On April 13, 2010, the Company filed a second restatement of the December 31, 2007 financial statements in the Form 10-K for the years ended December 31, 2008 and 2007. Certain adjustments were made during the course of our 2008 year-end audit that had an impact on previously reported restated amounts for the period ended September 30, 2007.  As such, the September 30, 2007 amounts reflected in this report have been restated to reflect the impact of the adjustments.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2007 (restated).

Revenues

Our revenues increased to approximately $4,958,000 and $12,029,000 for the three and nine months ended September 30, 2008, up from approximately $2,594,000 and $6,098,000 recorded during the comparative three and nine months in 2007, a 91% and 97% increase respectively. In 2008, our revenue was generated solely from the sale of our DermaWand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television and televised home shopping campaigns. All revenues recorded during the three and nine months ended September 30, 2008 were generated by our own products, as was the case during the comparative period in 2007.

Gross Margin

Gross margin percentage was approximately 69% and 69% for the three and nine months ended September 30, 2008, up from approximately 67% and 67% during the comparative three and nine months in September 30, 2007 (restated).  Gross margin percentage increase was primarily due to the revenues generated from sales of our Derma Wand product directly to consumers in the US. During the three and nine months ended September 30, 2008, we generated gross margins of approximately $3,415,000 and $8,276,000 for Derma Wand, and in the three and nine months ended September 30, 2007 (restated), we generated gross margins of $1,739,000 and $4,068,000 for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $4,698,000 and $10,618,000 during the three and nine months ended September 30, 2008, from approximately $1,824,000 and $4,871,000 during the three and nine months ended September 30, 2007 (restated), up approximately $2,862,000 and $5,747,000, or 158% and 118% respectively.  This increase is attributed primarily to four factors; $2,533,000 and $5,625,000 in media costs were incurred during the three and nine months ended September 30, 2008 as compared to $1,088,000 and $2,973,000 during the three and nine months ended September 30, 2007 (restated), $368,000 and $776,000 in fulfillment charges were charged during the three and nine months end September 30, 2008  compared to $181,000 and $403,000 during the three and nine months ended September 30, 2007 (restated), bad debt expense was $443,000 and $1,048,000 for the three and nine months ending September 30, 2008 as compared  to $151,000 and $353,000 during the three and nine months ended September 30, 2007 (restated), and finally $308,000 and $701,000 in answering service charges in relation to product sales were incurred during the three and nine months period as compared to $95,000 and $309,000 during the three and nine months ended September 30, 2007 (restated).

Net Loss

The Company incurred a net loss of approximately $1,280,000 and $2,307,000 for the three and nine months ended September 30, 2008, compared with a net loss of approximately $84,000 and $799,000 for the three and nine months ended September 30, 2007 (restated).  This increased loss is attributed primarily to expenses incurred for marketing the DermaWand product on U.S. infomercials.

Plan of Operation, Liquidity and Capital Resources

At September 30, 2008, we had approximately $909,000 in cash on hand, compared to approximately $733,000 at September 30, 2007 (restated).  Of the cash on hand, approximately $103,000 and $71,000 was restricted at September 30, 2008 and 2007 (restated) respectively.We generated negative cash flows from operating activities of approximately $2,833,000 in the third quarter of 2008 compared to a negative cash flow from operating activities of approximately $591,000 for the same period in 2007.  The negative cash flow from operating activities was a result of the increase to accounts receivable, inventories and prepaid expenses, and increase to accounts payable.

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

The Company has outstanding 1,157,000 stock options at a weighted average exercise price of $1.40 per share.  All option grants vest over a five-year period.  To date, a total of 74,000 stock options have been exercised, and 34,000 options at $0.50 for proceeds of $17,000 and 40,000 options at $0.30 for proceeds of $12,000. If the optionees exercise the remainder of these options as they vest, we will receive approximately $1,500,000 in capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended September 30, 2008, of approximately $2,833,000, and the Company, for the most part, has experienced recurring losses from operations. As of September 30, 2008, the Company had working capital of approximately $698,000, compared to a negative working capital of approximately $209,000 at September 30, 2007 (restated), and an accumulated deficit of approximately $4,331,000 as of September 30, 2008.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $96,000 and $82,000 for the quarters ended September 30, 2008 and 2007 (restated) and $55,000 for the year ended December 31, 2007 (restated) respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $152,000 and $221,000 at September 30, 2008 and 2007, and $166,000 at December 31, 2007 (restated) respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $65,000 and $20,000 of consigned product as of September 30, 2008 and 2007 (restated), and $55,000 for the year ended December 31, 2007 respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended September 30, 2008 and 2007 (restated).

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero of interest and penalties for the quarters ended September 30, 2008 and 2007 (restated), respectively.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

As of September 30, 2008, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  During the Company’s internal review of its financial statements for the third quarter of 2008, the Company discovered that it was understating customer returns and bad debts for its infomercial product sales. In conjunction with this discovery, the Company also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result, the Company determined that it was necessary to restate its financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and the annual period ended December 31, 2007 which have previously been restated.  As a result, the Company’s Chief Executive Officer and Chief Financial Officer have since concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008.

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

As of September 30, 2008, there had been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, as a result of the issues noted above, the Company has since reviewed its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly, and the company has restated its financial statements in this report for the applicable period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

IT EM   1.  LEGAL PROCEEDINGS

None

IT EM   1A.  RISK FACTORS

Not required for smaller reporting company

I TE M 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None

I TE M 3.  DEFAULTS UPON  SENIOR SECURITIES

None

I TE M 4.  (REMOVED AND RESERVED)

I TE M 5.  OTHER INFORMATION

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