Form 10-K
period 2009-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-06-22
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $2,342,846 using the closing price of $0.30 on June 30, 2009.

As of June 21, 2010, the registrant had issued and outstanding 14,505,912 shares of common stock.

Documents Incorporated by Reference:  None.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to
Annual Report on Form 10- K
For the Year Ended December 31, 2009

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

The goal of our business plan is to create brand awareness through our infomercial and spot advertising so that these brands and their families of products may be sold in dedicated shelf-space areas by product category in traditional retail stores.  We acquire the rights to our products that we market via licensing agreements, acquisition and in-house development.  We currently sell these products domestically and internationally.

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

Our domestic division has been our primary revenue source for the fiscal years ended December 31, 2009 and December 31, 2008.   78% of our product sales for the year ended December 31, 2009 were generated from products sold domestically, as compared to 95% for the same period in 2008.

Our International business represented 22% of our sales volume for the year ended December 31, 2009, as compared to 5% for the same period in 2008. International revenues resulted primarily from the sale of products to international distributors who in turn marketed our products to their respective markets via direct response and retail marketing channels.

We are a Nevada corporation, and our headquarters are located at 299 Madison Avenue N. Suite C, Bainbridge Island, WA 98110 and an operations office based at 487 Devon Park Drive, Suite 212, Wayne, PA 19087.

The ICTV Strategy

Many of our competitors who produce successful infomercials fail to capitalize on their success by associating the products featured in their infomercials with a particular brand.  We think that there is a unique opportunity to do so.   Our goal is to create several brands of products and to introduce our brands of products to the market by airing infomercials featuring one or a few anchor products for each particular brand.  As our brands achieve recognition through the infomercial of the anchor product(s), we plan to sell the anchor product(s) and related families of products under those brands in traditional retail stores.  Our objective is to have our brands of proprietary products sold in retail stores in dedicated shelf space areas by product category.  We are currently developing the infrastructure we will need to develop our brands and to take families of products under those brands to the traditional retail environment.

Index

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

When we evaluate a product for its suitability for an infomercial, we consider how appropriate it is for television demonstration and how consumers will perceive the value of the product.  Part of our selection criteria for new products are as follows:

▪
Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace.  Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

▪	Must support a minimum 5 times mark-up from landed cost while still representing good perceived value to the consumer;
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

Our primary product categories are health and beauty, diet and fitness, and leisure and toy products.  These categories have performed well in DRTV campaigns and they move smoothly to retail sales channels.  Retail buyers seek out new and better products in these categories, especially branded products that have gained a high profile through television.

Index

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

In an agreement executed on May 20, 2009, ICTV granted exclusive distribution rights of the DermaWandTM to Allstar Marketing Group (“Allstar”) for all U.S. distribution channels with the exception of televised home shopping and beauty salons. Allstar’s distribution channels included DRTV, web, print, catalog, radio, and retail distribution in the U.S. In consideration of this exclusive license, ICTV was to be paid a royalty based on a percentage of Allstar’s U.S. sales of both the DermaWand and any associated sales of ICTV’s DermaVital skin care product line.

In the year ended December 31, 2009, ICTV received a non-refundable royalty advance of  $150,000 and earned approximately $56,000 in royalties from Allstar for U.S. distribution under their agreement.   At December 31, 2009, approximately $94,000 of the non-refundable royalty advance was unearned.  In addition, we sold $271,000 of DermaWand and DermaVital inventory to Allstar in 2009. This inventory was sold at our cost and was recorded as sales, and we will earn royalties on the products sold.

On March 3rd, 2010, ICTV terminated its agreement with Allstar, with an effective date of March 13th, 2010. After a “sell-off” period granted to Allstar that ended April 30th, 2010, ICTV secured its rights back for complete U.S. distribution of the DermaWand.

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

Additional Products – Various Categories

Cell RXTM

Cell RX is a skin care product that works through a process called nanotechnology, includes high-quality Vitamin C contained in a powder form. This powder turns to a cream as you rub in onto your face, so your skin can absorb the Vitamin C more effectively, without it oxidizing in its liquid form. In clinical studies, those who used Cell RX saw a 50%-70% reduction in fine lines and wrinkles.

Index

None of our total revenue for the year ended December 31, 2009, came from the sale of Cell RX, as was the case for the year ended December 31, 2008.

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

We contract with telemarketing firms to answer phones and capture orders for products sold through our infomercials.  Our storage of inventory, customer service, order processing, and order shipping functions are performed by an outside third party contracted fulfillment company - Motivational Fulfillment in Chino, California.

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

International Sales

The goal of our international division is to establish solid distribution relationships in each country where our products are marketed. By doing so, we can tailor our products and production for each individual region, and develop relationships with local experts and established companies that are intimate with the marketplace.  When a product that was domestically sold in an infomercial is prepared for international distribution, the international infomercial operator will dub the infomercial, develop product literature in the appropriate foreign language and review the infomercial’s compliance with local laws.  The international infomercial operator will then test the infomercial and roll it out on a larger scale if the test marketing is successful.  We believe that many well-produced infomercials can produce profitable margins somewhere internationally, even if they have failed in the United States.

Index

For the year ended December 31, 2009, international product sales contributed to about 22% of our revenue as compared to 5% for the previous year.  Although we do not expect international sales to be our primary source of revenue in the future, we do expect to continue to devote attention to the international market and to have our infomercials aired internationally on a daily basis to millions of people through our strategic alliances that we have and will continue to develop throughout the world.  We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

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

Other Direct Response Sales Methods

Once we have rolled out a product in an infomercial, we prepare to distribute the product via other direct response methods, such as mail order catalogs, direct mail, credit card statement inserts and live appearances on television home shopping channels such as HSN and QVC.  We believe that this is an additional means by which to use the brand awareness we create in our infomercials, and to reach consumers who might not watch television.  These other direct response methods also extend the time period during which each of our products can generate revenue.

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

Index

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

Employees

In 2009 we employed a total of seven employees, six full-time employees and one part-time employee.  We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

Index

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

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders.  Out of our 100,000,000 authorized common shares, 85,494,088 shares, or approximately 85%, remain unissued.  The board of directors has the power to issue such shares without shareholder approval.  None of our 20,000,000 authorized preferred shares are issued.  We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

Our executive officers and directors own or exercise full or partial control over approximately 46% of our outstanding common stock.  As a result, other investors in our common stock may not have much influence on corporate decision-making.  In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

Index

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

We have restated our Form 10-K for the year ended December 31, 2007, Forms 10-Q for the periods ended June 30, 2008 and 2007, March 31, 2008 and 2007, and September 30, 2007.  These restatements and delay in filing financial statements and periodic reports with the SEC for the fiscal years ending December 31, 2009 and 2008 and quarterly filings for the period ended March 31, 2010 may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of the restatements and delay in filing financial statements and periodic reports with the SEC and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and delay in filing financial statements and periodic reports with the SEC and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

ITEM 4.  Reserved

Index

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Until May 2009, our common stock was traded on the OTC Bulletin Board under the symbol “ICTL”.  On October 31, 2008, we filed a report on Form 8-K, reporting our discovery that certain revenues were improperly recognized during the third and fourth quarters of 2007, and the first and second quarters of 2008.  Since that time we have been performing a detailed review of our records to determine the precise amounts of revenue improperly recognized, and have discovered and corrected additional errors in our accounting policies, as reported in subsequent reports on Forms 8-K and 8-K/A.  Until we completed our review, we were unable to file accurate financial statements.  As a result, we were removed from the OTC Bulletin Board in May 2009.  Since then, our common stock has traded only in the “pink sheets,” which does not constitute an “established trading market”.  The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Stockwatch is set forth below.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter ended	High	Low	Quarter ended	High	Low
	$	$		$	$
December 31, 2009	0.35	0.10	December 31, 2008	1.01	0.16
September 30, 2009	0.55	0.15	September 30, 2008	2.22	0.65
June 30, 2009	0.80	0.17	June 30, 2008	2.90	1.95
March 31, 2009	0.51	0.15	March 31, 2008	2.74	2.11

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers, directors and key consultants to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2009.

Index

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	817,000	$1.68	2,183,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	817,000	$1.68	2,183,000

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

Index

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2009, with the fiscal year ended December 31, 2008.

Revenues

Net sales decreased to approximately $5,899,000 in 2009 from approximately $15,371,000 in 2008, a decrease of $9,472,000 or 61.6%. The major reason for the decrease in revenue in 2009 relates to an agreement the Company entered into with Allstar Marketing Group (“Allstar”) which resulted in approximately $56,000 of royalty revenue during 2009, in which Allstar received exclusive distribution rights of DermaWandTM for all U.S. distribution channels with the exception of televised home shopping and beauty salons.  As a result, the Company terminated its  DRTV campaign for the DermaWand in the U.S as of March 2009.  We continue to sell the DermaWand on televised home shopping (HSN) and we continue to maintain our relationships with our customers in the international market. In 2009, 21.7% of our revenue came from our international sales compared to 5.4% in 2008, and 78.3% of our revenue were generated by our domestic sales as compared to 94.6% in 2008.   The majority of our revenue in 2009 was through direct distribution of our own product, DermaWandTM. 100% of net sales were generated by the sale of our own products in 2009 and 2008.

Gross Margin

Gross margin percentage decreased to approximately 50.9% in 2009 from approximately 68.2% in 2008.  In 2009, we generated approximately $3,002,000 in gross margin, compared to approximately $10,481,000 in 2008.  The major reason for the decrease relates to the termination of our DRTV campaign for the DermaWand, which generated the highest margin of all of our distribution channels.

Operating Expenses

Total operating expenses decreased to approximately $3,243,000 in 2009, down from approximately $13,673,000 in 2008, a decrease of $10,430,000, or 76.3%.  Management’s efforts to reduce the level of expenses over the past 12 months are one of the reasons for the decrease in operating expenses.  A large portion of the decrease in operating expenses, approximately $6,169,000, can be attributed to a decrease in media costs associated with the domestic marketing campaign of our DermaWandTM product.  In addition during 2009, bad debt expense decreased by approximately $1,340,000, fulfillment expense decreased by approximately $813,000, answering service expenses decreased by approximately $752,000,  travel expense decreased by approximately $337,000, and merchant fees decreased by approximately $365,000, all of  which can be attributed to the termination of our DRTV campaign at the end of the first quarter.  The remaining $654,000 in operating expense reduction relates to managements efforts to control costs during 2009.

Net Loss

Our net loss for the year ended December 31, 2009 was approximately $241,000, compared to a 2008 net loss of approximately $3,156,000. The major reason for the 2009 net loss was the reduction of the U.S. DRTV distribution channel. Despite a decrease in revenue of approximately 61.6%, the decrease in operating expenses related to the reduction of the DRTV distribution channel, approximately 76.4%, was greater which contributed to the reduction in the overall net loss in 2009. In addition there was an attempt to launch the DermaWand product brand in U.S. retail store locations in the fall of 2008. However, the retail channel launch did not occur as the U.S. economy suffered a major downturn in 2008.

Liquidity and Capital Resources

At December 31, 2009, we had approximately $376,000 in cash and cash equivalents (including restricted cash), compared to approximately $392,000 at December 31, 2008. We incurred a negative cash flow from operations of approximately $12,000 in 2009, compared to a negative cash flow from operations of approximately $3,408,000 in 2008. In addition to the approximately $241,000 net loss, the Company’s cash flow from operations were impacted by a decrease in inventory on hand of approximately $1,459,000 and a decrease in accounts receivable of approximately $417,000.   These amounts are offset by the increase in accounts payable and accrued liabilities of approximately $1,796,000.

Index

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

The Company has outstanding 817,000 stock options at a weighted average exercise price of $1.68 per share.  All option grants vest over a five-year period.  To date, a total of 74,000 stock options have been exercised, 34,000 options at $0.50 for proceeds of $17,000 and 40,000 options at $0.30 for proceeds of $12,000. If the optionees exercise the remainder of these options as they vest, we will receive $452,560 in capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the year ended December 31, 2009, of approximately $12,000, and the Company, for the most part, has experienced recurring losses from operations. As of December 31, 2009, the Company had a negative working capital of approximately $(339,000), compared to approximately $(127,000) at December 31, 2008, and an accumulated deficit of approximately $5,422,000 as of December 31, 2009.

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

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of  ASC 825-10, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The carrying values of   financial   instruments   such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.  It is not practicable to estimate the fair value of the Note Payable to Shareholder due to its related party nature.

Index

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $3,000 and $62,000 for the years ended December 31, 2009 and 2008 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $45,000 and $248,000 at December 31, 2009 and 2008, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is zero and approximately $33,000 of consigned product as of December 31, 2009 and 2008, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with ASC 805, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2009 and 2008.

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

The Company offered a 30-day risk-free trial.  If a customer selects the 30-day risk-free trial, revenue on these sales was not recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends. If the risk-free trial expired without action by the customer, product was determined to be accepted by the customer and revenue was recorded.  Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and collectability is assured.

After the Company entered into the exclusive distribution agreement with Allstar in May 2009, the Company no longer had any sales with a 30-day free trial period.   As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty report.  The Allstar agreement was terminated in March 2010.

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

New Accounting Pronouncements

July 2009, we adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105).  This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Index

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820, has not had a significant impact on our consolidated financial position, results of operations or cash flows.

During 2009, the Company adopted the provision of ASC-815-40 for guidance related to determining whether an equity  based instrument is considered indexed to the Company’s own stock (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” )  As a result of adoption of this guidance, the Company determined that its private placement agreement entered into in 2007 contains certain anti-dilution provisions which require the Company to issue a variable number of shares of the Company’s Common Stock in the event the Company issues any equity-based instruments below the sale price of the private placement units of $2.20.  As of December 31, 2009, the Company would be required to issue an additional 12,480,000 shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  MARKET RISK DISCLOSURES.            Not Applicable.

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

Index

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009 (the “Evaluation Date”).  Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

During the audit of our financial statements for the year ended December 31, 2008, our independent registered public accounting firm Amper, Politziner & Mattia, LLP (AP&M), informed us and our Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) which continued to be material weaknesses during the year ended December 31, 2009 and are summarized as follows:

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

Index

Additionally, AP&M identified the following material weakness during their audit of financial statements for the year ended December 31, 2009:

•
Controls over the accounting for certain equity transactions were ineffective. This material weakness is attributed to lack of technical expertise with respect to the application of Accounting Standards Codification Topic 815-40 which deals with accounting for equity-based instruments that may require to be treated as derivative instruments.

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

Based on its evaluation, management identified certain material weaknesses listed below, some of which are included in the list of above material weaknesses reported by our independent public accounting firm.  As such, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Index

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Kelvin Claney	58	President, Chief Executive Officer, Secretary and Director
Richard Ransom	30	Chief Financial Officer
Richard Scheiner	53	Chief Operating Officer
William R. Flohr	46	Director
Stephen Jarvis	55	Director

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

Richard Ransom – Chief Financial Officer

Richard Ransom joined ICTV in July of 2008 as the Company’s Controller, and was appointed as Chief Financial Officer on December 8, 2008. Mr. Ransom joined the Company with eight years of experience in financial management roles at Traffic.com, Hildebrandt International, and Grant Thorton. He is a graduate of Pennsylvania State University with a degree in Accounting, and received his MBA from Delaware Valley College in December, 2009.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2009.

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

Index

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2009 and 2008, by our chief executive officer and president, chief operating officer, and chief financial officer (the "Named Officers").    No options or SAR grants were made to the Named Officers in 2009, nor were any options or SAR’s exercised by the Named Officers in 2009.

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)
Kelvin Claney (President and CEO)	2009	180,000	nil
	2008	138,000	nil

Richard Scheiner (Chief Operating Officer)	2009	200,000	nil
	2008	198,800	50,000

Richard Ransom (Chief Financial Officer)	2009	125,000	nil
	2008	45,100	nil

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 7, 2010 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of April 7, 2010, we had 14,505,912 shares of common stock issued and outstanding.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $5,000 and $182,000 during the years ended December 31, 2009 and 2008, respectively. The advances are offset by repayments which amounted to approximately $7,000 and $276,000 during the years ended December 31, 2009 and 2008, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in Accounts Payable – Related Parties on the accompanying consolidated balance sheets.

The Company has a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

We have two directors.  Under the definition of director independence found in NASD Rule 4200, Stephen Jarvis is our sole independent director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was approximately $108,000 in 2009 and approximately $104,000 in 2008.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:	June 22, 2010	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	June 22, 2010
Name: Kelvin Claney
Title: Chief Executive Officer and Director

By:	/s/ Richard Ransom	Date:	June 22, 2010
Name: Richard Ransom
Title: Chief Financial Officer, Principle Accounting Officer

By:	/s/ Stephen Jarvis	Date	June 22, 2010
Name: Stephen Jarvis
Title: Director

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
International Commercial Television, Inc.

We have audited the accompanying consolidated balance sheets of International Commercial Television, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/Amper, Politziner & Mattia LLP

Edison, New Jersey
June 21, 2010

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$373,503	$254,179
Restricted cash	2,992	137,649
Accounts receivable, net of doubtful account reserves of $586 and $29,869, respectively	92,548	509,367
Inventories, net	1,014,909	2,474,344
Prepaid expenses and deposits	49,577	168,652

Total current assets	1,533,529	3,544,191

Furniture and equipment	183,117	182,005
Less accumulated depreciation	134,437	119,562
Furniture and equipment, net	48,680	62,443

Total assets	$1,582,209	$3,606,634

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$865,294	$2,784,109
Accounts payable - related parties	31,567	33,965
Deferred revenue	135,400	22,303
Tax penalties payable	250,000	240,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,872,984	3,671,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,912 and 14,505,912 issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	4,407	4,407
Additional paid-in-capital	5,126,763	5,111,937
Accumulated deficit	(5,421,945)	(5,180,810)

Total shareholders’ deficit	(290,775)	(64,466)

Total liabilities and shareholders’ deficit	$1,582,209	$3,606,634

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET SALES	$5,898,707	$15,370,765

COST OF SALES	2,896,652	4,890,260

GROSS PROFIT	3,002,055	10,480,505

OPERATING EXPENSES:

General and administrative	1,953,705	4,134,010
Selling and marketing	1,289,206	9,538,493

Total operating expenses	3,242,911	13,672,503

OPERATING LOSS	(240,856)	(3,191,998)

OTHER INCOME (EXPENSES), NET:
Interest income (expense), net	(279)	35,754
Total other income (expenses), net	(279)	35,754

NET LOSS	(241,135)	(3,156,244)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.22)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit	Received	Totals

Balance at January 1, 2008	14,279,287	$4,181	$4,823,073	$(2,024,566)	$100,750	$2,903,438

Net Loss	-	-	-	(3,156,244)	-	(3,156,244)

Issuance of common stock	70,000	70	153,930	-	-	154,000

Issuance of common stock for subscriptions received in 2007	42,500	42	100,708	-	(100,750)	-

Stock issuance costs	-		(163,075)	-	-	(163,075)

Issuance of common stock in lieu of issuance costs	74,125	74	163,001	-	-	163,075

Exercise of stock options	40,000	40	11,960	-	-	12,000

Stock based compensation	-	-	22,340	-	-	22,340

Balance at December 31, 2008	14,505,912	$4,407	$5,111,937	$(5,180,810)	$-	$(64,466)

Stock based compensation	-	-	14,826	-	-	14,826

Net Loss	-	-	-	(241,135)	-	(241,135)

Balance at December 31, 2009	14,505,912	$4,407	$5,126,763	$(5,421,945)	$-	$(290,775)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(241,135)	$(3,156,244)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	14,875	9,231
Stock based compensation	14,826	22,340
Change in assets and liabilities
Accounts receivable	416,819	(357,641)
Inventory	1,459,435	(1,771,223)
Prepaid expenses and deposits	119,074	79,191
Accounts payable and accrued liabilities	(1,918,815)	1,504,272
Tax penalties	10,000	240,000
Deferred revenue	113,097	22,303
Net cash and cash equivalents used in operating activities	(11,824)	(3,407,771)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(1,112)	(61,836)
Net cash and cash equivalents used in investing activities	(1,112)	(61,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs issuance costs		165,999
Advances from related parties	4,496	182,183
Payments to related parties	(6,893)	(275,691)
Net cash and cash equivalents provided by (used in) financing activities	(2,397)	72,491

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,333)	(3,397,116)

CASH AND CASH EQUIVALENTS, beginning of the year	391,828	3,788,944

CASH AND CASH EQUIVALENTS, end of the year	$376,495	$391,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$950	$730

NON CASH TRANSACTIONS:
Issuance of common stock as finder’s fee	$-	$163,075

Issuance of common stock for subscription received in prior year	$-	$100,750

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 1 -  Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998.

Strategic Media Marketing Corp. (“SMM”), a wholly owned subsidiary, was incorporated in the Province of British Columbia on February 11, 2003 and has a December 31 fiscal year-end.

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although our companies are incorporated in Nevada and British Columbia, operations are currently run from Washington State, Pennsylvania, and British Columbia.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the past fiscal year of approximately $12,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had negative working capital of approximately $339,000 and an accumulated deficit of approximately $5,422,000 as of December 31, 2009.

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

Note 2 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SMM.  All significant inter-company transactions and balances have been eliminated.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of significant accounting policies (continued)

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of December 31, 2009, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2009 and December 31, 2008, 0% and 89% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 100% and 11% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of ASC 825-10, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The carrying values of   financial   instruments   such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.  It is not practicable to estimate the fair value of the Note Payable to Shareholder due to its related party nature.

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At December 31, 2009 the amount of Transfirst reserves was $2,992 and at December 31, 2008 the reserve balance was $137,649.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $3,000 and $62,000 for the years ended December 31, 2009 and 2008 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $45,000 and $248,000 at December 31, 2009 and 2008, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately zero and $33,000 of consigned product as of December 31, 2009 and 2008, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $14,900 and $9,200 for the years ended December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 805, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2009 and 2008.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of significant accounting policies (continued)

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

After the Company entered into an exclusive distribution agreement with Allstar Marketing (“Allstar”) in May 2009, the Company no longer had any sales with a 30-day free trial period.   As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty statements.  The agreement with Allstar was terminated in March 2010.

In the year ended December 31, 2009, ICTV received a non-refundable royalty advance of  $150,000 and earned approximately $56,000 in royalties from Allstar for U.S. distribution under their agreement.   At December 31, 2009, approximately $94,000 of the non-refundable royalty advance was unearned.  In addition, we sold $271,000 of DermaWand and DermaVital inventory to Allstar in 2009. This inventory was sold at our cost and was recorded as sales, and we will earn royalties on the products sold.

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

Shipping and handling

Amounts billed to customers for shipping and handling are included in revenue: shipping and handling revenue approximated $225,000 and $1,383,000 for the years ended December 31, 2009 and 2008, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $255,000 and $1,406,000 for the years ended December 31, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media costs

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred approximately $621,000 and $6,790,000 in such costs for the years ended December 31, 2009 and 2008, respectively.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of significant accounting policies (continued)

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

Stock options

The Company has a stock option plan (“Plan”).  The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities.  It is intended that options issued under this Plan constitute nonqualified stock options. The general terms of awards under the option plan are that 10% will vest every 6 months. The maximum term of options granted is 10 years and the number of shares authorized for grants of options is 3,000,000.

The Company uses ASC 718, Share-Based Payments, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

For the years ended December 31, 2009 and 2008, the Company issued no options and recorded $14,826  and $22,341 respectively in stock compensation expense related to vesting of options previously granted.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2009 and 2008:

	Number of Shares				Weighted Average
	Employee	Non- Employee		Totals	Exercise Price

Balance, January 1, 2009	-	1,117,000		1,117,000	$1.39
Granted	-	-		-	-
Exercised	-	-		-	-
Expired	-	(300,000	).	(300,000)	0.35

Balance, December 31, 2009	-	817,000		817,000	$1.68

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted	-	-	-	-
Exercised	-	(40,000)	(40,000)	0.30
Expired	-	-	-	-

Balance, December 31, 2008	-	1,117,000	1,117,000	$1.39

Of the stock options currently outstanding, 785,000 options are currently vested and exercisable at exercise prices ranging from $0.36 to $2.00. The weighted average exercise price of these options was $1.73. These options expire at dates ranging between November 8, 2010 and September 28, 2011.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2009 was immaterial.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2009 and 2008 to value the stock options outstanding:

	2009	2008

Risk-free interest rate	3.810-4.490	3.810-4.490
Expected dividend yield	0.00	0.00
Expected life	5.41-6.85	5.41-6.85
Expected volatility	125.81 - 191.49	125.81 - 191.49

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of significant accounting policies (continued)

New Accounting Pronouncements

Effective July 2009, we adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105).  This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820, has not had a significant impact on our consolidated financial position, results of operations or cash flows.

During 2009, the Company adopted the provision of ASC-815-40 for guidance related to determining whether an equity  based instrument is considered indexed to the Company’s own stock (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” ).  As a result of adoption of this guidance, the Company determined that its private placement agreement entered into in 2007 contains certain anti-dilution provisions which require the Company to issue a variable number of shares of the Company’s Common Stock in the event the Company issues any equity-based instruments below the sale price of the private placement units of $2.20.  As of December 31, 2009, the Company would be required to issue an additional 12,480,000 shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

Note 3 - License and reconveyance agreements

Effective April 1, 2000, the Company entered into a License and Reconveyance Agreement with WSL and RJML.  These agreements are royalty-free.  WSL and RJML owned or had rights in certain intellectual properties that were transferred or assigned to ICTV during 2003.  Accordingly, WSL and RJML granted all production rights, proprietary rights, inventory, development rights, tangible assets, licenses and any assets or rights to the Company.  The Company has the right to further develop and enhance the intellectual properties as the Company sees fit.  The agreement entered into with Allstar in May 2009 does not impact the Company’s ability to further develop and enhance the intellectual properties.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 4 - Commitments and contingencies

Leases

As of December 31, 2009, the Company had two active leases related to the office space rented in two locations; Bainbridge Island, Washington and Wayne, Pennsylvania.  Total rent expense incurred during 2009 and 2008 totaled $66,009 and $70,371, respectively.  The lease for the British Columbia office space expired during the year ended December 31, 2009.  The schedule below details the future financial obligations under the remaining two leases.

	2010	2011	2012	2013	2014	TOTAL OBLIGATION
Bainbridge Island - Corporate HQ	$4,950	$-	$-	$-	$-	$4,950

Wayne - Operations Office	$35,594	$8,925	$-	$-	$-	$44,519

Total Lease Obligations	$40,544	$8,925	$-	$-	$-	$49,469

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
DECEMBER 31, 2009 and 2008

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

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $381,000 and $497,000 for the years ended December 31, 2009 and 2008, respectively, which included the $250,000 minimum royalties.

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased its own liability insurance to cover all direct to consumer product sales in the US and worldwide.

The policy expires on April 20, 2011.

At present, management is not aware of any claims against the Company for any products sold.

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $5,000 and $182,000 during the years ended December 31, 2009 and 2008, respectively. The advances are offset by payments which amounted to approximately $7,000 and $276,000 during the years ended December 31, 2009 and 2008, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 6 - Capital transactions

There were no capital transactions during the year ended December 31, 2009.

During the year ended December 31, 2008, the Company issued 226,625 shares of common stock. 70,000 shares were issued at $2.20 per share, for a total of $154,000 as part of a private placement. Investors also received a warrant to purchase one additional share of the Company’s stock. The exercise price of the warrant is $3.00 per share and is valid and exercisable from the date of issue and thereon for a 2 year period. During 2008, approximately 74,000 shares were issued as part of the finder’s commissions related to the August 13, 2007 private placement at a fair market value of $2.20 per share. 40,000 options were exercised at $0.30 per share, for a total of $12,000.  During 2008, 42,500 shares of common stock were issued for subscriptions received in 2007 totaling $100,750.

The 2007 stock purchase agreement for the private placement stock at $2.20 per share included an anti-dilution clause that states if the Company issues, sells, or otherwise distributes any shares, or any other securities convertible into Share, other than pursuant to a stock split, stock dividend or consolidation of its outstanding shares into a smaller number of Shares, for a consideration per share less than $2.20 per share, then effective upon such share distribution, the Company will issue to each investor additional shares in an amount equal to the purchase price, divided by the consideration per share received by the Company in the share distribution, less the number of shares previously issued to the investor in the transaction.   There was no capital transactions in 2009 or 2008 that triggered the issuance of additional shares per this agreement.  As of December 31, 2009, the Company would be required to issue an additional 12,480,000 shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

Note 7 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

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
For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At December 31, 2009, there were 1,781,625 warrants outstanding and exercisable. The warrants are exercisable at $3.00 per share expiring December 3, 2010. At December 31, 2009 there were 1,117,000 stock options outstanding.  Of the stock options outstanding at December 31, 2009, 785,000 options were vested and exercisable at exercise prices ranging from $0.36 to $2.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 7 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the year ended December 31, 2009:	Income/(Loss) (Numerator)	Weighted Average Shares (Denominator)	Per ShareAmount

Basic and diluted loss per share

Loss to common shareholders	$(241,135)	14,505,912	$(0.02)

For the year ended December 31, 2008:	Income/(Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(3,156,244)	14,505,912	$(0.22)

Note 8 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $3,600,000 and $3,500,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

Significant components of the Company’s deferred tax assets are approximately as follows as of December 31, 2009 and 2008:

	2009	2008
Net operating loss	$1,605,000	$1,454,000
Accrued returns & allowances	18,000	99,000
Accumulated depreciation	46,000	42,000
Other	70,000	44,000
Total deferred tax assets	$1, 739,000	$1, 639,000
Valuation allowance	(1, 739,000)	(1,639,000)
Net deferred tax assets	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) and carryforwards could be used can be predicted to be more likely than not.  Net change to our valuation allowance for the year ended December 31, 2009 was an increase of $100,000.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 8 - Income taxes (continued)

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

Information with respect to the Company’s operating income by geographic area is as follows:

	For the year ended December 31, 2009			For the year ended December 31, 2008
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$4,618,028	$1,280,679	$5,898,707	$14,536,305	$834,460	$15,370,765

COST OF SALES	2,319,421	577,231	2,896,652	4,614,870	275,390	4,890,260

Gross profit	2,298,607	703,448	3,002,055	9,921,435	559,070	10,480,505

Operating expenses:
General and administrative	1,887,035	66,670	1,953,705	3,769,215	364,795	4,134,010
Selling and marketing	1,276,582	12,624	1,289,206	9,513,221	25,272	9,538,493
Total operating expense	3,163,617	79,294	3,242,911	13,282,436	390,067	13,672,503

Operating income (loss)	$(865,010)	$624,154	$(240,856)	$(3,361,001)	$169,003	$(3,191,998)

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 10 – Subsequent events

On February 25, 2010, we issued a press release on Marketwire that announced the cancellation of our plans to distribute the “Cell RX” product line.

On March 15, 2010, we issued a press release on Marketwire that announced the termination of our distribution arrangement with Allstar Marketing Group for our DermaWand product in the United States, with an effective date of March 13, 2010.