Form 10-Q
period 2009-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-06-28
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(206) 780-8203
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 25, 2010, the Issuer had 14,505,912 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	2

	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to the Consolidated Financial Statements	5-15

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF
		December 31,
	March 31, 2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,646	$254,179
Restricted cash	167,735	137,649
Accounts receivable, net of doubtful account reserves of $11,608 and $29,869, respectively	893,654	509,367
Inventories, net	1,465,740	2,474,344
Prepaid expenses and deposits	107,206	168,652

Total current assets	2,698,981	3,544,191

Furniture and equipment	183,117	182,005
Less accumulated depreciation	123,280	119,562
Furniture and equipment, net	59,837	62,443

Total assets	$2,758,818	$3,606,634

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,025,133	$2,784,109
Accounts payable - related parties	31,669	33,965
Deferred revenue	50,028	22,303
Tax penalties payable	240,000	240,000
Note Payable to Shareholder	590,723	590,723
Total current liabilities	2,937,553	3,671,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized shares authorized, 14,505,912 and14,505,912 issued and outstanding as of March 31,2009 and December 31, 2008, respectively	4,407	4,407
Additional paid-in-capital	5,111,937	5,111,937
Subscriptions received in advance	-	-
Accumulated deficit	(5,295,079)	(5,180,810)

Total shareholders’ deficit	(178,735)	(64,466)

Total liabilities and shareholders’ deficit	$2,758,818	$3,606,634

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008

NET SALES	$2,893,204	$3,866,078

COST OF SALES	1,415,300	1,174,983

GROSS PROFIT	1,477,904	2,691,095

OPERATING EXPENSES:
General and administrative	573,833	859,162
Selling and marketing	1,018,518	2,017,439
Total operating expenses	1,592,351	2,876,601

OPERATING INCOME (LOSS)	(114,447)	(185,506)

INTEREST (EXPENSE) INCOME	178	20,733

NET INCOME (LOSS)	(114,269)	(164,773)

BASIC NET (LOSS) PER SHARE	$(0.01)	$(0.01)

DILUTED NET(LOSS) PER SHARE	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,269)	$(164,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,718	1,660
Change in assets and liabilities
Accounts receivable	(384,287)	(338,356)
Inventory	1,008,604	(34,483)
Prepaid expenses and deposits	61,446	(189,364)
Accounts payable and accrued liabilities	(758,976)	(146,391)
Deferred revenue	27,725	9,545
Net cash used in operating activities	(156,039)	(862,162)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(1,112)	(34,111)
Net cash used in investing activities	(1,112)	(34,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	44,605
Payments to related parties	(2,296)	(60,594)
Net cash used in financing activities	(2,296)	(15,989)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(159,447)	(912,262)

CASH AND CASH EQUIVALENTS, beginning of the year	391,828	3,788,944

CASH AND CASH EQUIVALENTS, end of the year	$232,381	$2,876,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$108	$199
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the 3 month period ended March 31, 2009 of approximately $156,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $239,000 and an accumulated deficit of approximately $5,295,000 as of March 31, 2009.

Although we currently sell our products primarily through infomercials, the goal of our business plan is to use the brand awareness we create in our infomercials  to sell our  products  (along with additional line extentions) under distinct brand names in traditional retail stores.  Our objective  is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category.  We are developing the infrastructure to create these brands of products so that we can implement our business plan.

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
March 31, 2009 and March 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited consolidated financial statements have been prepared by management without audit and should be read in conjunction with the our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SMM.  All significant inter-company transactions and balances have been eliminated.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of March 31, 2009, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2009 and March 31, 2008, 83% and 99%  of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 17% and 1% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At March 31, 2009 the amount of Transfirst reserves was $167,735 and at December 31, 2008 the reserve balance was $137,649.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $67,000 for the quarter ended March 31, 2009 and $62,000 for the year ended December 31, 2008 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $332,000 at March 31, 2009, and $248,000 for the year ended December 31, 2008.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $21,000 of consigned product as of March 31, 2009 and $33,000 for the year ended December 31, 2008, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to $3,718 and $1,660 for the three months ended March 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended March 31, 2009 and 2008.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $175,000 and $281,000 for the three months ended March 31, 2009 and 2008, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $192,000 and $384,000 for the three months ended March 31, 2009 and 2008, respectively.

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
March 31, 2009 and March 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $537,000 and $1,535,000 in such costs for the periods ended March 31, 2009 and 2008, respectively.

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
March 31, 2009 and March 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

For the quarter ended March 31, 2009 and 2008, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2009 and 2008:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted during 2008	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, March 31, 2008	-	1,157,000	1,157,000	$1.40

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2009	-	1,117,000	1,117,000	$1.39
Granted during 2009	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-

Balance, March 31, 2009	-	1,117,000	1,117,000	$1.39

There were no stock options granted during the period ended March 31, 2009 and 2008.   Of the stock options currently outstanding, 1,052,000 options are currently vested and exercisable at exercise price from $0.35 to $2.00.  The weighted average exercise price of these options was $1.40.  These options expire at dates ranging between May 31, 2009 and September 28, 2011.  The aggregate intrinsic value for options outstanding and exercisable at March 31, 2009 was immaterial.

New Accounting Pronouncements

During 2009, the Company adopted the EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  As a result of adoption of this guidance, the Company determined that its private placement agreement entered into in 2007 contains certain anti-dilution provisions which require the Company to issue a variable number of shares of the Company’s Common Stock in the event the Company issues any equity-based instruments below the sale price of the private placement units of $2.20. As of March 31, 2009, the Company would be required to issue an additional 14,400,000 shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP FAS 157-4”), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 sets forth the authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities on a going-forward basis.  However, SFAS No. 168 is anticipated to only result in a change of accounting standards for nonpublic entities that have not previously applied the revenue recognition provisions of AICPA Technical Inquiry Service Section 5100.  The Company does not anticipate that SFAS No. 168 will have a material effect on its consolidated results of operations or financial condition.

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

Note 3 - Commitments and contingencies

Leases

As of March 31, 2009, the Company had three active leases related to the office space rented in three locations: Bainbridge Island, Washington, Wayne, Pennsylvania, and Vancouver, British Columbia.  Total rent expense incurred during the three months ended March 31. 2009 and 2008 totaled 21,546 and 9,102, respectively.  The schedule below details the future financial obligations under these three leases.

	2009	2010	2011	2012	2013	2014	TOTAL OBLIGATION
Bainbridge Island - Corporate HQ	$14,512	$4,950	$-	$-	$-	$-	$19,462

Wayne - Operations Office	$26,217	$35,594	$8,925	$-	$-	$-	$70,736

West Vancouver, BC - International	$5,426	$-	$-	$-	$-	$-	$5,426
Total Lease Obligations	$46,155	$40,544	$8,925	$-	$-	$-	$95,624

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
(Unaudited)

Note 3 - Commitments and contingencies (continued)

Cell RXT

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

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $137,000 and $116,000 for the periods ended March 31, 2009 and 2008, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
(Unaudited)

Note 3 - Commitments and contingencies (continued)

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2010. The policy was renewed again in April 2010 with a new scheduled expiration date of April 20, 2011.

At present, management is not aware of any claims against the Company for any products sold.

Note 4 - Related party transactions

The Company has received short-term advances from a shareholder.  There were no advances for the quarter ended March 31, 2009.  There was approximately $45,000 in advances during the period ended March 31, 2008. The advances are offset by repayments which amounted to approximately $2,000 and $61,000 during the periods ended March 31, 2009 and 2008, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 5 - Capital transactions

During the three months ended March 31, 2009 and 2008, the Company had no capital transactions.

The 2007 stock purchase agreement for the private placement stock at $2.20 per share included an anti-dilution clause that states if the Company issues, sells, or otherwise distributes any shares, or any other securities convertible into Share, other than pursuant to a stock split, stock dividend or consolidation of its outstanding shares into a smaller number of Shares, for a consideration per share less than $2.20 per share, then effective upon such share distribution, the Company will issue to each investor additional shares in an amount equal to the purchase price, divided by the consideration per share received by the Company in the share distribution, less the number of shares previously issued to the investor in the transaction.   There was no capital transaction in 2009 or 2008 that triggered this clause.

Note 6 - Basic and diluted loss per share

Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
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

The computations for basic and fully diluted earnings per share are as follows:

For the 3-month ended March 31, 2009:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(114,269)	14,505,912	$(0.01)

For the 3-month ended March 31, 2008:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(164,773)	14,279,287	$(0.01)

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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended March 31, 2009			For the three months ended March 31, 2008
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$2,673,176	$220,028	$2,893,204	$3,794,609	$71,469	$3,866,078

COST OF SALES	1,292,254	123,046	1,415,300	1,133,696	41,287	1,174,983
Gross profit	1,380,922	96,982	1,477,904	2,660,913	30,182	2,691,095

Operating expenses:
General and administrative	554,632	19,201	573,833	741,562	117,600	859,162
Selling and marketing	1,011,613	6,905	1,018,518	2,016,146	1,293	2,017,439
Total operating expense	1,566,245	26,106	1,592,351	2,757,708	118,893	2,876,601

Operating income (loss)	$(185,323)	$70,876	$(114,447)	$(96,795)	$(88,711)	$(185,506)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and March 31, 2008
(Unaudited)
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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended March 31, 2009 and 2008.   At March 31, 2009 and December 31, 2008 the Company has approximately $240,000 accrued for various tax penalties.

The Company has not filed income tax returns since inception; therefore, the statute for all years remains open and any of these years could potentially be audited.

Note 9 – Subsequent events

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

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in the "Management's Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2009 with the quarter ended March 31, 2008.

Revenues

Our revenues decreased to approximately $2,893,000 for the quarter ended March 31, 2009, down from approximately $3,866,000 recorded during the comparative quarter in 2008, a 25% decrease. In March 2009, our revenue was generated solely from the sale of our DermaWand product simply because this product has received the highest amount of interest from our international and domestic infomercial operators and is also selling very well in the United States through our direct response television and televised home shopping campaigns. All revenues recorded during the quarter ended March 31, 2009 were generated by our own products, as was the case during the comparative period in 2008.

Gross Margin

Gross margin percentage was approximately 51% for the quarter ended March 31, 2009, down from approximately 70% during the comparative quarter in 2008.  The major reason for the decrease relates to the decline of our DRTV campaign for the DermaWand, which generated the highest selling price of all of our distribution channels. During the quarter ended March 31, 2009, we generated gross margins of approximately $1,478,000 for DermaWand, and in the quarter ended March 31, 2008, we received gross margins of $2,691,000 for DermaWand.

Operating Expenses

Total operating expenses decreased to approximately $1,592,000 during the quarter ended March 31, 2009, from approximately $2,877,000 during the quarter ended March 31, 2008, down approximately $1,285,000, or 45%.  This decrease is attributed primarily to four factors; $537,000 in media costs were incurred during the current period as compared to $1,535,000 during the quarter ended March 31, 2008, $190,000 in fulfillment charges were charged during the current period compared to $213,000  during the quarter ended March 31, 2008, bad debt expense was $75,000 for the period ending March 31, 2009 as compared  to $316,000 during the quarter ended March 31, 2008, and finally $83,000 in answering service charges in relation to product sales were incurred during the current period as compared to $183,000  during the quarter ended March 31, 2008.

Net Income/Loss

The Company generated a net loss of approximately $114,000 for the quarter ended March 31, 2009, compared with a net loss of approximately $165,000 for the quarter ended March 31, 2008. Despite a decrease in revenue due to the reduction in our DRTV campaign for DermaWand, the related reduction in selling and marketing expenses was greater than the decrease in revenue, thus causing the net loss to decrease for the quarter end March 31, 2009 as compared to the quarter end March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had approximately $232,000 in cash on hand (including restricted cash), compared to approximately $392,000 at December 31, 2008.  We generated negative cash flows from operations of approximately $156,000 in the first quarter of 2009 compared to a negative cash flow from operations of approximately $862,000 for the same period in 2008.  The negative cash flow from operations during the current period was a result of a net loss of approximately $114,000, an increase in accounts receivable of approximately $384,000, an increase in inventory of approximately $1,008,000, an increase in prepaid expense and deposits of approximately $61,000,  a decrease in accounts payable of approximately $759,000, an increase in deferred revenue of approximately $28,000, and depreciation expense  of approximately $4,000

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

The Company has granted 1,117,000 stock options: 900,000 at $0.35, 160,000 at $0.36, 60,000 at $0.50, 35,000 at $1.50 and 20,000 at $2.00.  All option grants vest over a five-year period.  To date, a total of 34,000 stock options have been exercised at $0.50 for proceeds of $17,000.  If the optionees exercise the remainder of these options as they vest, we will receive $468,820 in capital.  The options granted on September 28, 2001 resulted in a deferred non-cash compensation expense of approximately $32,000. During 2005, $16,000 of this deferred non-cash compensation expense was amortized; the remaining $16,000 was amortized during 2006. This assumes an estimated fair value of $1.50 per share, based on the price of our offering of $1.50 per share at the time. No options were granted or exercised during the period ended March 31, 2009.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended March 31, 2009, of approximately $156,000, and the Company, for the most part, has experienced recurring losses from operations. As of March 31, 2009, the Company had a negative working capital of approximately $239,000, compared to a negative working capital of approximately $127,000 at December 31, 2008, and an accumulated deficit of approximately $5,295,000 as of March 31, 2009.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $67,000 for the quarter ended March 31, 2009 and $62,000 for the year ended December 31, 2008.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $332,000 at March 31, 2009 and $248,000 at December 31, 2008.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately $21,000 of consigned product as of March 31, 2009 and $33,000 for the year ended December 31, 2008, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended March 31, 2009 and 2008.

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded no interest and penalties for the quarters ended March 31, 2009 and 2008, respectively.

New Accounting Pronouncements

During 2009, the Company adopted the EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  As a result of adoption of this guidance, the Company determined that its private placement agreement entered into in 2007 contains certain anti-dilution provisions which require the Company to issue a variable number of shares of the Company’s Common Stock in the event the Company issues any equity-based instruments below the sale price of the private placement units of $2.20. As of March 31, 2009, the Company would be required to issue an additional 14,400,000 shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP FAS 157-4”), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 sets forth the authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities on a going-forward basis.  However, SFAS No. 168 is anticipated to only result in a change of accounting standards for nonpublic entities that have not previously applied the revenue recognition provisions of AICPA Technical Inquiry Service Section 5100.  The Company does not anticipate that SFAS No. 168 will have a material effect on its consolidated results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

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

As of March 31, 2009, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  During the Company’s internal review of its financial statements for the Third Quarter of 2008, the Company discovered that it was understating customer returns and bad debts for its infomercial product sales. In conjunction with this discovery, the Company also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result, the Company determined that it was necessary to restate its financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and the annual period ended December 31, 2007 which have previously been restated. As a result, the Company’s Chief Executive Officer and Chief Financial Officer have since concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009.

As of March 31, 2009, there had been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, as a result of the issues noted above, the Company has since reviewed its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly, and the company has restated its financial statements in this report for the applicable period

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: June 28, 2010	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: June 28, 2010	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer