Form 10-Q
period 2009-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-06-29
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(206) 780-8203
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	5

Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	7

Notes to the Consolidated Financial Statements	8-18

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$369,731	$254,179
Restricted cash	175,923	137,649
Accounts receivable, net of doubtful account and return reserves of $1,986 and $29,869, respectively	72,778	509,367
Inventories, net	1,468,023	2,474,344
Prepaid expenses and deposits	41,703	168,652

Total current assets	2,128,158	3,544,191

Furniture and equipment	183,117	182,005
Less accumulated depreciation	126,999	119,562
Furniture and equipment, net	56,118	62,443

Total assets	$2,184,276	$3,606,634

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,254,901	$2,784,109
Accounts payable - related parties	33,964	33,965
Deferred Revenue	150,427	22,303
Tax penalties payable	240,000	240,000
Note Payable to Shareholder	590,723	590,723
Total current liabilities	2,270,015	3,671,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized,14,505,912 and 14,505,912 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	4,407	4,407
Additional paid-in-capital	5,111,937	5,111,937

Accumulated deficit	(5,202,083)	(5,180,810)

Total shareholders’ deficit	(85,739)	(64,466)

Total liabilities and shareholders’ deficit	$2,184,276	$3,606,634

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET SALES	$1,200,970	$3,204,831	$4,094,174	$7,070,909

COST OF SALES	451,643	1,035,088	1,866,943	2,210,071

GROSS PROFIT	749,327	2,169,743	2,227,231	4,860,838

OPERATING EXPENSES:
General and administrative	503,590	944,402	1,077,423	1,803,565
Selling and marketing	152,919	2,099,153	1,171,437	4,116,590
Total operating expenses	656,509	3,043,555	2,248,860	5,920,155

OPERATING INCOME (LOSS)	92,818	(873,812)	(21,629)	(1,059,317)

INTEREST INCOME (EXPENSE)	178	11,413	356	32,146

NET INCOME (LOSS)	92,996	(862,399)	(21,273)	(1,027,171)

BASIC NET INCOME (LOSS) PER SHARE	0.01	(0.06)	(0.01)	(0.07)

DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$(0.06)	$(0.01)	$(0.07)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,273)	$(1,027,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,437	4,575
Change in assets and liabilities
Accounts receivable	436,589	(442,924)
Inventory	1,006,321	(883,699)
Prepaid expenses and deposits	126,948	(338,116)
Accounts payable and accrued liabilities	(1,529,207)	839,323
Deferred revenue	128,124	-
Net cash provided by/(used in) operating activities	154,939	(1,848,012)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(1,112)	(59,218)
Net cash used in investing activities	(1,112)	(59,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs issuance costs	-	154,000
Advances from related parties	2,295	145,592
Payments to related parties	(2,296)	(248,445)
Net cash (used in)/provided by financing activities	(1)	51,147

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	153,826	(1,856,083)

CASH AND CASH EQUIVALENTS, beginning of the year	391,828	3,788,944

CASH AND CASH EQUIVALENTS, end of the year	$545,654	$1,932,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$108	$583
Income taxes paid	$-	$-

NON CASH TRANSACTIONS:
Issuance of common stock as finder’s fee	$-	$163,075
Issuance of common stock for subscription received in prior year	$-	$100,750

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008
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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated cash flows from operating activities in the six month period ended June 30, 2009 of approximately $155,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $142,000 and an accumulated deficit of approximately $5,202,000  as of June 30, 2009.

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
June 30, 2009 and June 30, 2008
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of June 30, 2009, the Company did exceed the federally insured limit by approximately $89,000 in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2009 and June 30, 2008, 79% and 70% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 21% and 30% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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
June 30, 2009 and June 30, 2008
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At June 30, 2009 the amount of Transfirst reserves was $175,923 and at December 31, 2008 the reserve balance was $137,649.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $4,000 as of June 30, 2009 and $62,000 for the year ended December 31, 2008.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $64,000 at June 30, 2009 and $248,000 at December 31, 2008.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.  Included in inventory is approximately zero of consigned product as of June 30, 2009 and $33,000 for the year ended December 31, 2008, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to $3,719 and $2,915 and $7,438 and $4,574 for the three and six months ended June 30, 2009 and 2008, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended June 30, 2009 and 2008.

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

In the quarter ended June 30, 2009, ICTV received a non-refundable royalty advance of $150,000 from Allstar for U.S. distribution under their agreement. At June 30, 2009, no royalties were earned of the non-refundable royalty advance. In addition, we sold $271,000 of DermaWand and DermaVital inventory to Allstar in 2009. This inventory was sold at our cost and was recorded as sales, and we will earn royalties on the products sold. Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales.

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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $217,000 and $477,000 for the six months ended June 30, 2009 and 2008, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $24,000 and $381,000 and $216,000 and $765,000 for the three and six months ended June 30, 2009 and 2008, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008
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

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $90,000 and $1,558,000 and $626,000 and $3,092,000 in such costs for the three and six months ended June 30, 2009 and 2008, respectively.

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
June 30, 2009 and June 30, 2008
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

For the quarter ended June 30, 2009 and 2008, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2009 and 2008:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted during 2008	-	-	-	-
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, June 30, 2008	-	1,157,000	1,157,000	$1.40

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2009	-	1,117,000	1,117,000	$1.39
Granted during 2009	-	-	-	-
Exercised during the period	-	-	-	-
Expired during the period	-	(300,000)	(300,000)	0.35

Balance, June 30, 2009	-	817,000	817,000	$1.68

There were no stock options granted during the period ended June 30, 2009 and 2008.   Of the stock 0ptions currently outstanding, 785,000 options are currently vested and exercisable at exercise prices ranging from $0.36 to $2.00. The weighted average exercise price of these options was $1.73. These options expire at dates ranging between November 8, 2010 and September 28, 2011. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2009 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

New Accounting Pronouncements

During 2009, the Company adopted the EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  As a result of adoption of this guidance, the Company determined that its private placement agreement entered into in 2007 contains certain anti-dilution provisions which require the Company to issue a variable number of shares of the Company’s Common Stock in the event the Company issues any equity-based instruments below the sale price of the private placement units of $2.20. As of June 30, 2009, the Company would be required to issue an additional 10,133,333 shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

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

Note 3 - Commitments and contingencies

Leases

As of June 30, 2009, the Company had two active leases related to the office space rented in two locations: Bainbridge Island, Washington and Wayne, Pennsylvania.  Total rent expense incurred during the three and six months ended June 30, 2009 and 2008 totaled $20,743 and $18,265 and $42,289 and $27,366, respectively.  The lease for the British Columbia office space expired during the quarter ended June 30, 2009.  The schedule below details the future financial obligations under the remaining two leases.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008
 (Unaudited)

Note 3 - Commitments and contingencies (continued)

	2009	2010	2011	2012	2013	2014	TOTAL OBLIGATION
Bainbridge Island - Corporate HQ	$9,675	$4,950	$-	$-	$-	$-	$14,625

Wayne - Operations Office	$17,478	$35,594	$8,925	$-	$-	$-	$61,997

Total Lease Obligations	$27,153	$40,544	$8,925	$-	$-	$-	$76,622

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
June 30, 2009 and June 30, 2008
 (Unaudited)

Note 3 - Commitments and contingencies (continued)

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

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $86,000 and $83,000 and $223,000 and $199,000 for the three and six month periods ended June 30, 2009 and 2008 respectively.

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

Note 4 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately zero and $146,000 during the periods ended June 30, 2009 and 2008, respectively.  The advances are offset by repayments which amounted to approximately zero and $248,000 during the periods ended June 30, 2009 and 2008, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 5 - Capital transactions

During the six months ended June 30, 2009, the Company had no capital transactions.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008  (Unaudited)

Note 5 - Capital transactions (continued)

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

Note 6 - Basic and diluted earnings per share

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

The computations for basic and fully diluted earnings per share are as follows:

For the 3-month ended June 30, 2009:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Income to common shareholders	$92,996	14,505,912	$0.01

For the 3-month ended June 30, 2008:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(862,399)	14,379,143	$(0.06)

For the 6-month ended June 30, 2009:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to Common shareholders	$(21,273)	14,505,912	$(0.01)

For the 6-month ended June 30, 2008:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to Common shareholders	$(1,027,171)	14,329,491	$(0.07)

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008
 (Unaudited)

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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended June 30, 2009			For the three months ended June 30, 2008
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$991,988	$208,982	$1,200,970	$2,749,776	$455,055	$3,204,831

COST OF SALES	364,103	87,540	451,643	924,912	110,176	1,035,088
Gross profit	627,885	121,442	749,327	1,824,864	344,879	2,169,743

Operating expenses:
General and administrative	486,681	16,909	503,590	835,747	108,655	944,402
Selling and marketing	153,804	(885)	152,919	2,092,825	6,328	2,099,153
Total operating expense	640,485	16,024	656,509	2,928,572	114,983	3,043,555

Operating income (loss)	$(12,600)	$105,418	$92,818	$(1,103,708)	$229,896	$(873,812)

	For the six months ended June 30, 2009			For the six months ended June 30, 2008
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$3,665,164	$429,010	$4,094,174	$6,690,217	$380,692	$7,070,909

COST OF SALES	1,656,358	210,585	1,866,943	2,076,064	134,007	2,210,071
Gross profit	2,008,806	218,425	2,227,231	4,614,153	246,685	4,860,838

Operating expenses:
General and administrative	1,041,312	36,111	1,077,423	1,577,310	226,255	1,803,565
Selling and marketing	1,165,417	6,020	1,171,437	4,108,969	7,621	4,116,590
Total operating expense	2,206,729	42,131	2,248,860	5,686,279	233,876	5,920,155

Operating income (loss)	$(197,923)	$176,294	$(21,629)	$(1,072,126)	$12,809	$(1,059,317)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and June 30, 2008
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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the six month periods ended June 30, 2009 and 2008, respectively.  At June 30, 2009 and December 31, 2008 the Company has approximately $240,000 accrued for various tax penalties.

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

In an agreement executed on May 20th, 2009, ICTV granted exclusive distribution rights to Allstar Marketing Group (“Allstar”) for all DermaWand U.S. distribution channels with the exception of televised home shopping and beauty salons. Allstar’s distribution channels included DRTV, web, print, catalog, radio, and retail distribution in the U.S.   In consideration of this exclusive license, ICTV was to be paid a royalty based on a percentage of Allstar’s U.S. sales of both the DermaWand and any associated sales of ICTV’s DermaVital skin care product line. In addition, in June of 2009, ICTV sold $271,000 of DermaWand and DermaVital inventory to Allstar to conduct their sales for 2009. This inventory was sold at ICTV’s cost and was recorded as sales by the Company.

Allstar did not begin to actively market the DermaWand until July of 2009, and did not generate any royalty income to ICTV in the quarter ended June 30, 2009.

On March 3rd, 2010, ICTV terminated its agreement with Allstar, with an effective date of March 13th, 2010. After a “sell-off” period granted to Allstar that ended April 30th, 2010, ICTV secured its rights back for complete U.S. distribution of the DermaWand.

Results of Operations

The following discussion compares operations for the quarter ended June 30, 2009 with the quarter ended June 30, 2008.

Revenues

Our revenues decreased to approximately $1,201,000 and $4,094,000 for the three and six months ended June 30, 2009, down from approximately $3,205,000 and $7,071,000 recorded during the comparative periods in 2008, a 63% and 42% decrease respectively. The major reason for the decrease in revenue during the peiord relates to agreement the Company entered into with Allstar Marketing Group (“Allstar”) in which Allstar received exclusive distribution DermaWandTM for all U.S. distribution channels with the exception of televised home shopping and beauty salons.  As a result, the Company terminated its  DRTV campaign for the DermaWand in the U.S as of March 2009.  We continue to sell the DermaWand on televised home shopping (HSN) and we continue to maintain our relationships with our customers in the international market.All revenues recorded during the quarter ended June 30, 2009 were generated by our own products, as was the case during the comparative period in 2008.

Gross Margin

Gross margin percentage was approximately 62% and 54% for the three and six months ended June 30, 2009 compared to 68% and 68% during the three and six months ended June 30, 2008.  During the three and six months ended June 30, 2009, we generated gross margins of approximately $749,000 and $2,227,000 for Derma Wand, and in the three and six months ended June 30, 2008, we generated gross margins of $2,170,000 and $4,861,000 for Derma Wand.  The major reason for the decrease relates to the termination of our DRTV campaign for the DermaWand, which generated the highest selling price of all of our distribution channels.

Operating Expenses

Total operating expenses decreased to approximately $657,000 and $2,249,000 during the three and six months ended June 30, 2009, down from approximately $3,044,000 and $5,920,000 during the three and six months ended June 30, 2008, down approximately $2,387,000 and $3,671,000, or 78% and 62%.  This decrease is attributed primarily to four factors; $90,000 and $626,000 in media costs were incurred during the current periods as compared to $1,558,000 and $3,092,000 during the three and six ended June 30, 2008, $22,000 and $213,000 in fulfillment charges were charged during the three and six months ended June 30, 2009 compared to $196,000 and $409,000 during the three and six months ended June 30, 2008, bad debt expense was a $4,000 and $71,000 bad debt recovery for the three and six months ended June 30, 2009 as compared  to $289,000 and $605,000 in bad debt expense during the quarter ended June 30, 2008, and finally $2,000 and $85,000 in answering service charges in relation to product sales were incurred during the three and six months ended June 30, 2009 as compared to $211,000 and $393,000 during the three and six months ended June 30, 2008.

Net Loss

The Company incurred a net income of approximately $93,000 and a net loss of approximately $22,000 for the three and six months ended June 30, 2009, compared with a net loss of approximately $862,000 and $1,027,000 for the three and six months ended June 30, 2008.  This decreased loss is attributed primarily to losses incurred for marketing the DermaWand product on U.S. infomercials.

Liquidity and Capital Resources

At June 30, 2009, we had approximately $546,000 in cash on the hand (including restricted cash), compared to approximately $392,000 at December 31, 2008.  Of the cash on hand, approximately $176,000 and $138,000 was restricted at June 30, 2009 and December 31, 2008 respectively.  We generated cash flows from operating activities of approximately $155,000 in the second quarter of 2009 compared to a negative cash flow from operating activities of approximately $1,848,000 for the same period in 2008.  The positive cash flow from operations during the current period was a result of a net loss of approximately $21,000, a decrease in accounts receivable of approximately $437,000, an increase in inventory of approximately $1,006,000, an increase in prepaid expense and deposits of approximately $127,000,  a decrease in accounts payable of approximately $1,529,000, an increase in deferred revenue of approximately $128,000, and depreciation expense  of approximately $7,000

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

The Company has outstanding 817,000 stock options at a weighted average exercise price of $1.68 per share.  All option grants vest over a five-year period.  To date, a total of 74,000 stock options have been exercised, and 34,000 options at $0.50 for proceeds of $17,000 and 40,000 options at $0.30 for proceeds of $12,000 and 300,000 options have been cancelled at $0.35. If the optionees exercise the remainder of these options as they vest, we will receive approximately $1,370,000 in capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated cash flows from operating activities during the quarter ended June 30, 2009, of approximately $155,000, and the Company, for the most part, has experienced recurring losses from operations.  As of June 30, 2009, the Company had a negative working capital of approximately $142,000, compared to a negative working capital of approximately $127,000 at December 31, 2008, and an accumulated deficit of approximately $5,202,000 as of June 30, 2009.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $4,000 for the quarters ended June 30, 2009 and $62,000 for the year ended December 31, 2008.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $64,000 at June 30, 2009 and $248,000 at December 31, 2008.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately zero of consigned product as of June 30, 2009 and $ 33,000 for the year ended December 31, 2008, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the six month periods ended June 30, 2009 and 2008.

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the six month periods ended June 30, 2009 and 2008, respectively.

New Accounting Pronouncements

During 2009, the Company adopted the EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  As a result of adoption of this guidance, the Company determined that its private placement agreement entered into in 2007 contains certain anti-dilution provisions which require the Company to issue a variable number of shares of the Company’s Common Stock in the event the Company issues any equity-based instruments below the sale price of the private placement units of $2.20. As of June 30, 2009, the Company would be required to issue an additional 10,133,333 shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

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

As of June 30, 2009, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  During the Company’s internal review of its financial statements for the Third Quarter of 2009, the Company discovered that it was understating customer returns and bad debts for its infomercial product sales. In conjunction with this discovery, the Company also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result, the Company’s Chief Executive Officer and Chief Financial Officer have since concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009.

As of June 30, 2009, there had been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, as a result of the issues noted above, the Company has since reviewed its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly, and the company has restated its financial statements in this report for the applicable period.

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