Form 10-Q
period 2009-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-06-29
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2009

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

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	4

	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to the Consolidated Financial Statements	7-20

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$182,176	$254,179
Restricted cash	85,335	137,649
Accounts receivable, net of doubtful account reserves of $586 and $29,869, respectively	83,035	509,367
Inventories, net	1,192,518	2,474,344
Prepaid expenses and deposits	51,482	168,652

Total current assets	1,594,546	3,544,191

Furniture and equipment	183,117	182,005
Less accumulated depreciation	130,718	119,562
Furniture and equipment, net	52,399	62,443

Total assets	$1,646,945	$3,606,634

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$911,245	$2,784,109
Accounts payable - related parties	31,866	33,965
Deferred revenue	96,059	22,303
Tax penalties payable	240,000	240,000
Note Payable to Shareholder	590,723	590,723
Total current liabilities	1,869,893	3,671,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,912 and 14,505,912 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	4,407	4,407
Additional paid-in-capital	5,111,937	5,111,937
Accumulated deficit	(5,339,292)	(5,180,810)

Total shareholders’ deficit	(222,948)	(64,466)

Total liabilities and shareholders’ deficit	$1,646,945	$3,606,634

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

NET SALES	$744,248	$4,957,959	$4,838,422	$12,028,870

COST OF SALES	411,910	1,542,418	2,278,853	3,752,489

GROSS PROFIT	332,338	3,415,541	2,559,569	8,276,381

OPERATING EXPENSES:
General and administrative	442,039	1,026,639	1,519,462	2,830,205
Selling and marketing	27,616	3,671,617	1,199,052	7,788,207
Total operating expenses	469,655	4,698,256	2,718,514	10,618,412

OPERATING LOSS	(137,317)	(1,282,715)	(158,945)	(2,342,031)

INTEREST INCOME	108	3,181	463	35,326

NET LOSS	(137,209)	(1,279,534)	(158,482)	(2,306,705)

BASIC AND DILUTED NET LOSS PER SHARE	(0.01)	(0.09)	(0.01)	(0.16)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,482)	$(2,306,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,156	6,903
Change in assets and liabilities
Accounts receivable	426,331	(336,512)
Inventories	1,281,826	(1,753,322)
Prepaid expenses and deposits	117,170	(206,121)
Accounts payable and accrued liabilities	(1,872,864)	1,774,746
Deferred revenue	73,756	(11,578)
Net cash used in operating activities	(121,107)	(2,832,589)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to furniture and equipment	(1,112)	(61,836)
Net cash used in investing activities	(1,112)	(61,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance issuance costs	-	166,000
Advances from related parties	3,381	178,379
Payments to related parties	(5,480)	(330,019)
Net cash provided by financing activities	(2,099)	14,360

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(124,318)	(2,880,065)

CASH AND CASH EQUIVALENTS, beginning of the period	391,828	3,788,944

CASH AND CASH EQUIVALENTS, end of the period	$267,510	$908,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$108	$730
Income taxes paid	$-	$-

NON CASH TRANSACTIONS:
Issuance of common stock as finder’s fee	$-	$163,075

Issuance of common stock for subscription received in prior year	$-	$100,750

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the nine month period ended September 30, 2009 of approximately $121,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had negative working capital of approximately $275,000 and an accumulated deficit of approximately $5,339,000 as of September 30, 2009.

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
September 30, 2009 and September 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of September 30, 2009, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2009 and September 30, 2008, 0% and 94% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 100% and 6% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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
September 30, 2009 and September 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At September 30, 2009 the amount of Transfirst reserves was $85,335 and at December 31, 2008 the reserve balance was $137,649.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $1,000 as of September 30, 2009 and $62,000 for the year ended December 31, 2008.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $28,000 at September 30, 2009 and $248,000 at December 31, 2008.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately zero of consigned product as of September 30, 2009 and $33,000 as of the year ended December 31, 2008, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Furniture and equipment

Furniture and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years.  Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts ad the resultant gain or loss is reflected in earnings.  Maintenance and repairs are expensed currently while major renewals and betterments are capitalized.

Depreciation expense amounted to $3,719 and $2,328 and $11,156 and $6,903 for the three and nine months ended September 30, 2009 and 2008, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

In accordance with ASC 805, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended September 30, 2009 and 2008.

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

After the Company entered into the exclusive distribution agreement with Allstar Marketing (“Allstar”) in May 2009, the Company no longer had any sales with a 30-day free trial period.   As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty report. The agreement with Allstar was terminated in May 2010.  In the nine months ended September 30, 2009, ICTV received a non-refundable royalty advance of $100,000 and earned approximately $24,000 in royalties from Allstar for U.S. distribution under their agreement. At September 30, 2009, approximately $76,000 of the non-refundable royalty advance was unearned. In addition, we sold $271,000 of DermaWand and DermaVital inventory to Allstar in 2009. This inventory was sold at our cost and was recorded as sales, and we will earn royalties on the products sold.

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
September 30, 2009 and September 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $6,000 and $499,000 and $222,000 and $976,000 for the three and nine months ended September 30, 2009 and 2008, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $3,000 and $618,000 and $219,000 and $1,384,000 for the three and nine months ended September 30, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media costs

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $(5,000) and $2,533,000 and $621,000 and $5,625,000 in such costs for the three and nine months ended September 30, 2009 and 2008, respectively.

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
September 30, 2009 and September 30, 2008
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

The Company uses ASC 718, “Share-Based Payments”, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

For the quarter ended September 30, 2009 and 2008, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2009 and 2008:

	Number of Shares			Weighted Average Exercise Price
	Employee	Non- Employee	Totals

Balance, January 1, 2008	-	1,157,000	1,157,000	$1.40
Granted during 2008	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-

Balance, September 30, 2008	-	1,157,000	1,157,000	$1.40

	Number of Shares				Weighted Average Exercise Price
	Employee	Non- Employee		Totals

Balance, January 1, 2009	-	1,117,000		1,117,000	$1.39
Granted during 2009	-	-		-	-
Exercised during the period	-	-		-	-
Cancelled during the period	-	(300,000	).	(300,000)	0.35

Balance, September 30, 2009	-	817,000		817,000	$1.68

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

There were no stock options granted during the period ended September 30, 2009 and 2008.   Of the stock options currently outstanding, 785,000 options are currently vested and exercisable at exercise prices ranging from $0.36 to $2.00. The weighted average exercise price of these options was $1.73. These options expire at dates ranging between November 8, 2010 and September 28, 2011.  The aggregate intrinsic value for options outstanding and exercisable at September 30, 2009 was immaterial.

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

During 2009, the Company adopted the provision of ASC-815-40 for guidance related to determining whether an equity  based instrument is considered indexed to the Company’s own stock (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”).

During 2009, the Company adopted the provision of ASC-815-40 for guidance related to determining whether an equity based instrument is considered indexed to the Company’s own stock (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” ). As a result of adoption of this guidance, the Company determined that its private placement agreement entered into in 2007 contains certain anti-dilution provisions which require the Company to issue a variable number of shares of the Company’s Common Stock in the event the Company issues any equity-based instruments below the sale price of the private placement units of $2.20. As of September 30, 2009, the Company would be required to issue approximately 8,457,000 of additional shares of Common Stock to the private placement investors if the Company issued any equity-based instruments at the current market price of our Common Stock.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
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

Note 3 - Commitments and contingencies

Leases

As of September 30, 2009, the Company had two active leases related to the office space rented in two locations: Bainbridge Island, Washington and Wayne, Pennsylvania.  Total rent expense incurred during the three and nine months ended September 30, 2009 and 2008 totaled $14,248 and $24,257 and $56,536 and $51,623, respectively.  The schedule below details the future financial obligations under these two leases.

	2009	2010	2011	2012	2013	2014	TOTAL OBLIGATION
Bainbridge Island , WA	$4,837	$4,950	$-	$-	$-	$-	$9,787

Wayne , PA	$8,739	$5,594	$8,925	$-	$-	$-	$23,258

Total Lease Obligations	$13,576	$10,544	$8,925	$-	$-	$-	$33,045

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
(Unaudited)

Note 3 - Commitments and contingencies (continued)

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

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $50,000 and $215,000 and $273,000 and $414,000 for the three and nine month periods ended September 30, 2009 and 2008 respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
(Unaudited)

Note 4 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $3,000 and $178,000 during the nine months ended September 30, 2009 and 2008, respectively. The advances are offset by repayments which amounted to approximately $5,000 and $330,000 during the periods ended September 30, 2009 and 2008, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 5 - Capital transactions

During the nine months ended September 30, 2009, the Company had no capital transactions.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
(Unaudited)

Note 6 - Basic and diluted loss per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the 3-month ended September 30, 2009:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(137,209)	14,505,912	$(0.01)

For the 3-month ended September 30, 2008:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(1,279,534)	14,478,086	$(0.09)

For the 9-month ended September 30, 2009:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(158,482)	14,505,912	$(0.01)

For the 9-month ended September 30, 2008:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(2,306,705)	14,379,567	$(0.16)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended September 30, 2009			For the three months ended September 30, 2008
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$419,591	$324,657	$744,248	$4,694,057	$263,902	$4,957,959

COST OF SALES	304,346	107,564	411,910	1,440,839	101,579	1,542,418
Gross profit	115,245	217,093	332,338	3,253,218	162,323	3,415,541

Operating expenses:
General and administrative	427,128	14,911	442,039	861,591	165,048	1,026,639
Selling and marketing	25,162	2,454	27,616	3,662,073	9,544	3,671,617
Total operating expense	452,290	17,365	469,655	4,523,664	174,592	4,698,256

Operating income (loss)	$(337,045)	$199,728	$(137,317)	$(1,270,446)	$(12,269)	$(1,282,715)

	For the three months ended September 30, 2009			For the three months ended September 30, 2008
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$4,084,755	$753,667	$4,838,422	$11,384,275	$644,595	$12,028,870

COST OF SALES	1,960,704	318,149	2,278,853	3,516,903	235,586	3,752,489
Gross profit	2,124,051	435,518	2,559,569	7,867,372	409,009	8,276,381

Operating expenses:
General and administrative	1,468,441	51,021	1,519,462	2,438,901	391,304	2,830,205
Selling and marketing	1,190,578	8,474	1,199,052	7,771,043	17,164	7,788,207
Total operating expense	2,659,019	59,495	2,718,514	10,209,944	408,468	10,618,412

Operating income (loss)	$(534,968)	$376,023	$(158,945)	$(2,342,572)	$541	$(2,342,031)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and September 30, 2008
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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended September 30, 2009 and 2008.  At September 30, 2009 and December 31, 2008 the Company has approximately $240,000 recorded as tax penalties payable on the Company’s Consolidated Balance Sheets.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2009 with the quarter ended September 30, 2008.

Revenues

Our revenues decreased to approximately $744,000 and $4,838,000 for the three and nine months ended September 30, 2009, down from approximately $4,958,000 and $12,029,000 recorded during the comparative three and nine months in 2008, a 85% and 60% decrease respectively. The major reason for the decrease in revenue during the period relates to agreement the Company entered into with Allstar Marketing Group (“Allstar”) in which Allstar received exclusive distribution DermaWandTM for all U.S. distribution channels with the exception of televised home shopping and beauty salons.  As a result, the Company terminated its  DRTV campaign for the DermaWand in the U.S as of March 2009.  We continue to sell the DermaWand on televised home shopping (HSN) and we continue to maintain our relationships with our customers in the international market. All revenues recorded during the quarter ended September 30, 2009 were generated by our own products, as was the case during the comparative period in 2008.

Gross Margin

Gross margin percentage was approximately 45% and 53% for the three and nine months ended September 30, 2009, down from approximately 69% and 69% during the comparative three and nine months in 2008.  The major reason for the decrease relates to the termination of our DRTV campaign for the DermaWand, which generated the highest selling price of all of our distribution channels.During the three and nine months ended September 30, 2009, we generated gross margins of approximately $332,000 and $2,560,000 for Derma Wand, and in the three and nine months ended September 30, 2008, we generated gross margins of $3,415,000 and $8,276,000  for Derma Wand.

Operating Expenses

Total operating expenses decreased to approximately $470,000 and $2,719,000 during the three and nine months ended September 30, 2009, down from approximately $4,698,000 and $10,618,000 during the three and nine months ended September 30, 2008, a decrease of approximately $4,228,000 and $7,899,000, or 90% and 74% respectively.  This decrease is attributed primarily to four factors; $(5,000) and $621,000 in media costs were incurred during the three and nine months end September 30, 2009 as compared to $2,533,000 and $5,625,000  during the three and nine months ended September 30, 2008, $2,000 and $216,000 in fulfillment charges were charged during the three and nine months ended September 30, 2009  compared to $368,000 and $776,000  during the three and nine months ended September 30, 2008, bad debt expense was $(1,000) and $70,000 for the three and nine months ended September 30, 2009 as compared  to $443,000 and $1,048,000 during the three and nine months ended September 30, 2008, and finally zero and $85,000 in answering service charges in relation to product sales were incurred during the three and nine months ended September 30, 2009 as compared to $308,000 and $701,000 during the three and nine months ended September 30, 2008.

Net Loss

The Company incurred a net loss of approximately $137,000 and $158,000 for the three and nine months ended September 30, 2009, compared with a net loss of approximately $1,280,000 and $2,306,000 for the three and nine months ended September 30, 2008.  Despite a decrease in revenue due to the reduction in our DRTV campaign for DermaWand, the related reduction in selling and marketing expenses was greater than the decrease in revenue, thus causing the net loss to decrease for the quarter end September 30, 2009 as compared to the quarter ended September 30, 2008.

Plan of Operation, Liquidity and Capital Resources

At September 30, 2009, we had approximately $268,000 in cash on hand (including restricted cash), compared to approximately $392,000 at December 31, 2008.  Of the cash on hand, approximately $85,000 and $138,000 was restricted at September 30, 2009 and December 31, 2008, respectively.  We generated negative cash flows from operations of approximately $121,000 during the nine month period ended September 30, 2009 compared to a negative cash flow from operating activities of approximately $2,833,000 for the same period in 2008.  The negative cash flow from operations during the current period was a result of a net loss of approximately $158,000, a decrease in accounts receivable of approximately $426,000, an increase in inventory of approximately $1,282,000, an increase in prepaid expense and deposits of approximately $117,000,  a decrease in accounts payable of approximately $1,873,000, an increase in deferred revenue of approximately $74,000, and depreciation expense  of approximately $11,000

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the nine month period ended September 30, 2009, of approximately $121,000, and the Company, for the most part, has experienced recurring losses from operations. As of September 30, 2009, the Company had a negative working capital of approximately $275,000, compared to a negative working capital of approximately $127,000 at December 31, 2008, and an accumulated deficit of approximately $5,339,000 as of September 30, 2009.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $1,000 as of September 30, 2009 and $62,000 as of December 31, 2008.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $28,000 at September 30, 2009 and $248,000 at December 31, 2008.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory is approximately zero of consigned product as of September 30, 2009 and $33,000 as of December 31, 2008, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Impairment of Long-Lived Assets

In accordance with ASC 805, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the nine months ended September 30, 2009 and 2008.

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

After the Company entered into the exclusive distribution agreement with Allstar Marketing (“Allstar”) in May 2009, the Company no longer had any sales with a 30-day free trial period.   As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty report. The Allstar agreement was terminated in May 2010.  In the nine months ended September 30, 2009, ICTV received a non-refundable royalty advance of $100,000 and earned approximately $24,000 in royalties from Allstar for U.S. distribution under their agreement. At September 30, 2009, approximately $76,000 of the non-refundable royalty advance was unearned. In addition, we sold $271,000 of DermaWand and DermaVital inventory to Allstar in 2009. This inventory was sold at our cost and was recorded as sales, and we will earn royalties on the products sold.

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero of interest and penalties for the nine month periods ended September 30, 2009 and 2008, respectively.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

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

As of September 30, 2009, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  During the Company’s internal review of its financial statements for the third quarter of 2008, the Company discovered that it was understating customer returns and bad debts for its infomercial product sales. In conjunction with this discovery, the Company also reviewed its timing for recognizing revenues on product sales and determined that certain revenues were being recorded before completion of the sale. As a result, the Company determined that it was necessary to restate its financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and the annual period ended December 31, 2007 which have previously been restated.  As a result, the Company’s Chief Executive Officer and Chief Financial Officer have since concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009.

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

As of September 30, 2009, there had been no change in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, as a result of the issues noted above, the Company has since reviewed its revenue recognition policies and revised its internal procedures and controls to ensure that such transactions are recorded properly, and the company has restated its financial statements in this report for the applicable period.

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