Form 10-Q
period 2010-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-06-30
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from                          to                         .

Commission file number:           0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

299 Madison Avenue N. Suite C Bainbridge Island, WA 98110
(Address of principal executive offices)

(206) 780-8203
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,” accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2010, the Issuer had 14,505,912 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	2

	Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to the Consolidated Financial Statements	5-16

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$272,694	$373,503
Restricted cash	1,561	2,992
Accounts receivable, net of doubtful account reserves of $11,608 and $586, respectively	184,630	92,548
Inventories, net	791,671	1,014,909
Prepaid expenses and deposits	34,147	49,577

Total current assets	1,284,703	1,533,529

Furniture and equipment	183,117	183,117
Less accumulated depreciation	138,022	134,437
Furniture and equipment, net	45,095	48,680

Total assets	$1,329,798	$1,582,209

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$743,147	$865,294
Accounts payable - related parties	30,552	31,567
Deferred revenue	81,279	135,400
Tax penalties payable	250,000	250,000
Note Payable to Shareholder	590,723	590,723
Total current liabilities	1,695,701	1,872,984

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized shares authorized,14,505,912 and 14,505,912 issued and outstanding as of March 31,2010 and December 31, 2009, respectively	4,407	4,407
Additional paid-in-capital	5,126,763	5,126,763
Accumulated deficit	(5,497,073)	(5,421,945)

Total shareholders’ deficit	(365,903)	(290,775)

Total liabilities and shareholders’ deficit	$1,329,798	$1,582,209

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009

NET SALES	$1,325,913	$2,893,204

COST OF SALES	779,780	1,415,300

GROSS PROFIT	546,133	1,477,904

OPERATING EXPENSES:
General and administrative	474,296	573,833
Selling and marketing	147,109	1,018,518
Total operating expenses	621,405	1,592,351

OPERATING LOSS	(75,272)	(114,447)

INTEREST INCOME	144	178

NET LOSS	(75,128)	(114,269)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)

DILUTED NETLOSS PER SHARE	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,128)	$(114,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,585	3,718
Change in assets and liabilities
Accounts receivable	(92,082)	(384,287)
Inventories	223,237	1,008,604
Prepaid expenses and deposits	15,430	61,446
Accounts payable and accrued liabilities	(122,146)	(758,976)
Deferred revenue	(54,121)	27,725
Net cash used in operating activities	(101,225)	(156,039)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-	(1,112)
Net cash used in investing activities	-	(1,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to related parties	(1,015)	(2,296)
Net cash used in financing activities	(1,015)	(2,296)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(102,240)	(159,447)

CASH AND CASH EQUIVALENTS, beginning of the year	376,495	391,828

CASH AND CASH EQUIVALENTS, end of the year	$274,255	$232,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$108
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the 3 month period ended March 31, 2010 of approximately $101,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $411,000 and an accumulated deficit of approximately $5,497,000 as of March 31, 2010.

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
March 31, 2010 and March 31, 2009
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SMM.  All significant inter-company transactions and balances have been eliminated.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of March 31, 2010, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2010 and March 31, 2009, 0% and 83% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 100% and 17% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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
March 31, 2010 and March 31, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At March 31, 2010 the amount of Transfirst reserves was $1,561 and at December 31, 2009 the reserve balance was $2,992.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $24,000 for the quarter ended March 31, 2010 and $3,000 for the year ended December 31, 2009 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $11,000 at March 31, 2010, and $45,000 for the year ended December 31, 2009.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

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

Depreciation expense amounted to $3,585 and $3,718 for the three months ended March 31, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 805, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended March 31, 2010 and 2009.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
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

After the Company entered into the exclusive distribution agreement with Allstar in May 2009, the Company no longer had any sales with a 30-day free trial period with respect to Allstar revenue.   As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty report.

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the Dermawand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue.

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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $1,000 and $175,000 for the three months ended March 31, 2010 and 2009, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $50,000 and $192,000 for the three months ended March 31, 2010 and 2009, respectively.

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
March 31, 2010 and March 31, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $6,000 and $537,000 in such costs for the periods ended March 31, 2010 and 2009, respectively.

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
March 31, 2010 and March 31, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Stock options (continued)

For the quarter ended March 31, 2010 and 2009, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2010 and 2009:

	Number of Shares			Weighted Average Exercise Price
	Employee	Non- Employee	Totals

Balance, January 1, 2010	-	817,000	817,000	$1.68
Granted during 2010	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, March 31, 2010	-	817,000	817,000	$1.68

	Number of Shares			Weighted Average Exercise Price
	Employee	Non- Employee	Totals

Balance, January 1, 2009	-	1,117,000	1,117,000	$1.39
Granted during 2009	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-

Balance, March 31, 2009	-	1,117,000	1,117,000	$1.39

There were no stock options granted during the periods ended March 31, 2010 and 2009.   Of the stock options currently outstanding, 785,000 options are currently vested and exercisable at exercise prices ranging from $0.36 to $2.00. The weighted average exercise price of these options was $1.73. These options expire at dates ranging between November 8, 2010 and September 28, 2011. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2010 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within Accounting Standards Codification ("ASC") Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We are currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
 (Unaudited)

Note 3 - Commitments and contingencies

Leases

As of March 31, 2010, the Company had two active leases related to the office space rented in two locations: Bainbridge Island, Washington and Wayne, Pennsylvania.  Total rent expense incurred during the three months ended March 31, 2010 and 2009 totaled $14,172 and $21,546, respectively.  The schedule below details the future financial obligations under these leases.

	2010	2011	2012	2013	2014	2015	TOTAL OBLIGATION
Bainbridge Island - Corporate HQ	$3,713	$-	$-	$-	$-	$-	$3,713

Wayne - Operations Office	$26,695	$8,925	$-	$-	$-	$-	$35,620

Total Lease Obligations	$30,408	$8,925	$-	$-	$-	$-	$39,333

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
 (Unaudited)

Note 3 - Commitments and contingencies (continued)

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

The amount of royalty expenses incurred for sales of the DermaWandTM were approximately $112,000 and $137,000 for the periods ended March 31, 2010 and 2009, respectively.

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

Note 4 - Related party transactions

The Company has received short-term advances from a shareholder.  There were no advances for the quarters ended March 31, 2010 and 2009.  The Company has made repayments which amounted to approximately $1,000 and $2,000 during the periods ended March 31, 2010 and 2009, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
(Unaudited)

Note 5 - Capital transactions

During the three months ended March 31, 2010 and 2009, the Company had no capital transactions.

The 2007 stock purchase agreement for the private placement stock at $2.20 per share included an anti-dilution clause that states if the Company issues, sells, or otherwise distributes any shares, or any other securities convertible into Share, other than pursuant to a stock split, stock dividend or consolidation of its outstanding shares into a smaller number of Shares, for a consideration per share less than $2.20 per share, then effective upon such share distribution, the Company will issue to each investor additional shares in an amount equal to the purchase price, divided by the consideration per share received by the Company in the share distribution, less the number of shares previously issued to the investor in the transaction.   There was no capital transaction in 2010 or 2009 that triggered this clause.

Note 6 - Basic and diluted loss per share

ASC 260 “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

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

The computations for basic and fully diluted loss per share are as follows:

For the 3-month ended March 31, 2010:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(75,128)	14,505,912	$(0.01)

For the 3-month ended March 31, 2009:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(114,269)	14,505,912	$(0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and March 31, 2009
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

Information with respect to the Company’s operating income/(loss) by geographic area is as follows:

	For the three months ended March 31, 2010			For the three months ended March 31, 2009
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$699,971	$625,942	$1,325,913	$2,673,176	$220,028	$2,893,204

COST OF SALES	487,663	292,117	779,780	1,292,254	123,046	1,415,300
Gross profit	212,308	333,825	546,133	1,380,922	96,982	1,477,904

Operating expenses:
General and administrative	453,834	20,462	474,296	554,632	19,201	573,833
Selling and marketing	141,372	5,737	147,109	1,011,613	6,905	1,018,518
Total operating expense	595,206	26,199	621,405	1,566,245	26,106	1,592,351

Operating income (loss)	$(382,898)	$307,626	$(75,272)	$(185,323)	$70,876	$(114,447)

Note 8 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $3,600,000 of net operating loss carryforwards for federal and state purposes, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended March 31, 2010 and 2009.   At March 31, 2010 and December 31, 2009 the Company has approximately $250,000 accrued for various tax penalties.

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2010 with the quarter ended March 31, 2009.

Revenues

Our revenues decreased to approximately $1,326,000 for the quarter ended March 31, 2010, down from approximately $2,893,000  recorded during the comparative quarter in 2009, a 54% decrease. The major reason for the decrease in revenue during the period relates to agreement the Company entered into with Allstar Marketing Group (“Allstar”) in which Allstar received exclusive distribution rights for DermaWandTM for all U.S. distribution channels with the exception of televised home shopping and beauty salons.  As a result, the Company terminated its  DRTV campaign for the DermaWand in the U.S as of March 2009.   For the quarter ended March 31, 2010, the Company has not had any DRTV revenue for the DermaWand from the Allstar agreement. All revenues recorded during the quarter ended March 31, 2010 were generated by our own products, as was the case during the comparative period in 2009.

Gross Margin

Gross margin percentage was approximately 41% for the quarter ended March 31, 2010, down from approximately 49% during the comparative quarter in 2009.  The major reason for the decrease relates to the decline of our DRTV campaign for the DermaWand, which generated the highest selling price of all of our distribution channels.  In addition, the selling price on the DermaWand on the Home Shopping Network has decreased over the last year from a high of $89.95 to a low of $59.95.  During the quarter ended March 31, 2010, we generated gross margins of approximately $546,000, and in the quarter ended March 31, 2009, we received gross margins of $1,478,000.

Operating Expenses

Total operating expenses decreased to approximately $621,000 during the quarter ended March 31, 2010, from approximately $1,592,000 during the quarter ended March 31, 2009, down approximately $971,000, or 61%.  This decrease is attributed primarily to four factors; $6,000 in media costs were incurred during the current period as compared to $537,000 during the quarter ended March 31, 2009, $49,000 in fulfillment charges were charged during the current period compared to $190,000  during the quarter ended March 31, 2009, bad debt expense was $11,000 for the period ending March 31, 2010 as compared  to $75,000 during the quarter ended March 31, 2009, and finally $1,000 in answering service charges in relation to product sales were incurred during the current period as compared to $83,000  during the quarter ended March 31, 2009.

Net Income/Loss

The Company generated a net loss of approximately $75,000 for the quarter ended March 31, 2010, compared with a net loss of approximately $114,000 for the quarter ended March 31, 2009.  Despite a decrease in revenue due to the reduction in our DRTV campaign for DermaWand, the related reduction in selling and marketing expenses was greater than the decrease in revenue, thus causing the net loss to decrease for the quarter end March 31, 2010 as compared to the quarter ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had approximately $274,000 in cash on hand (including restricted cash), compared to approximately $376,000 at December 31, 2009.  We generated negative cash flows from operations of approximately $101,000 in the first quarter of 2010 compared to a negative cash flow from operations of approximately $159,000 for the same period in 2009.  The negative cash flow from operations during the current period was a result of a net loss of approximately $75,000, an increase in accounts receivable of approximately $92,000, a decrease in inventory of approximately $223,000, a decrease in prepaid expense and deposits of approximately $15,000,  a decrease in accounts payable of approximately $122,000, a decrease in deferred revenue of approximately $54,000, and depreciation expense  of approximately $4,000

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended March 31, 2010, of approximately $102,000, and the Company, for the most part, has experienced recurring losses from operations. As of March 31, 2010, the Company had a negative working capital of approximately $411,000, compared to a negative working capital of approximately $339,000 at December 31, 2009, and an accumulated deficit of approximately $5,497,000 as of March 31, 2010.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $24,000 for the quarter ended March 31, 2010 and $3,000 for the year ended December 31, 2009.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $11,000 at March 31, 2010 and $45,000 at December 31, 2009.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.

Impairment of Long-Lived Assets

In accordance with ASC 805, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended March 31, 2010 and 2009.

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

After the Company entered into the exclusive distribution agreement with Allstar in May 2010, the Company no longer had any sales with a 30-day free trial period with respect to Allstar revenue.   As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty report.

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded no interest and penalties for the quarters ended March 31, 2010 and 2009, respectively.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within Accounting Standards Codification ("ASC") Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We are currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

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

During the audits of our financial statements for the years ended December 31, 2009 and 2008, our independent registered public accounting firm Amper, Politziner & Mattia, LLP (AP&M), informed us and our Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) which are disclosed in our Form 10-K for the year ended December 31, 2009 and which continued to be material weaknesses during the quarter ended March 31, 2010.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: June 30, 2010	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: June 30, 2010	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer