Form 10-Q
period 2010-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-08-11
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2010, the Issuer had 14,505,912 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to the Consolidated Financial Statements	7-18

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$175,783	$373,503
Restricted cash	1,346	2,992
Accounts receivable, net of doubtful account reserves of $3,136 and $586 respectively	80,336	92,548
Inventories, net	605,160	1,014,909
Prepaid expenses and deposits	51,245	49,577

Total current assets	913,870	1,533,529

Furniture and equipment	183,117	183,117
Less accumulated depreciation	141,607	134,437
Furniture and equipment, net	41,510	48,680

Total assets	$955,380	$1,582,209

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$718,881	$865,294
Accounts payable - related parties	29,822	31,567
Deferred revenue	49,158	135,400
Tax penalties payable	250,000	250,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,638,584	1,872,984

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and
Outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares
authorized,14,505,912 issued and outstanding as of June 30,2010 and December 31, 2009	4,407	4,407
Additional paid-in-capital	5,126,763	5,126,763
Accumulated deficit	(5,814,374)	(5,421,945)

Total shareholders’ deficit	(683,204)	(290,775)

Total liabilities and shareholders’ deficit	$955,380	$1,582,209

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

NET SALES	$896,453	$1,200,970	$2,222,365	$4,094,174

COST OF SALES	524,820	451,643	1,304,599	1,866,943

GROSS PROFIT	371,633	749,327	917,766	2,227,231

OPERATING EXPENSES:
General and administrative	588,822	503,590	1,063,118	1,077,423
Selling and marketing	100,226	152,919	247,335	1,171,437
Total operating expenses	689,048	656,509	1,310,453	2,248,860

OPERATING INCOME (LOSS)	(317,415)	92,818	(392,687)	(21,629)

INTEREST INCOME	114	178	258	356

NET INCOME (LOSS)	(317,301)	92,996	(392,429)	(21,273)

BASIC NET INCOME (LOSS) PER SHARE	$(0.02)	$0.01	$(0.03)	$(0.01)

DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$0.01	$(0.03)	$(0.01)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,429)	$	(21,273)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,169		7,437
Change in assets and liabilities
Accounts receivable	12,212		436,589
Inventory	409,749		1,006,321
Prepaid expenses and deposits	(1,667)		126,948
Accounts payable and accrued liabilities	(146,412)		(1,529,207)
Deferred revenue	(86,243)		128,124
Net cash (used in) provided by operating activities	(197,621)		154,939

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-		(1,112)
Net cash used in investing activities	-		(1,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-		2,295
Payments to related parties	(1,745)		(2,296)
Net cash used in financing activities	(1,745)		(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(199,366)		153,826

CASH AND CASH EQUIVALENTS, beginning of the year	376,495		391,828

CASH AND CASH EQUIVALENTS, end of the year	$177,129		$545,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense	$-		$108
Income taxes paid	$-		$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the six month period ended June 30, 2010 of approximately $198,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $725,000 and an accumulated deficit of approximately $5,814,000 as of June 30, 2010.

Although we currently sell our products primarily through infomercials, the goal of our business plan is to use the brand awareness we create in our infomercials to sell our products (along with additional line extensions) under distinct brand names in traditional retail stores.  Our objective is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category.  We are developing the infrastructure to create these brands of products so that we can implement our business plan.

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
June 30, 2010 and June 30, 2009
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SMM.  All significant inter-company transactions and balances have been eliminated.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of June 30, 2010, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2010 and June 30, 2009, 3% and 79% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 97% and 21% of the Company’s accounts receivable were due from one and two wholesale infomercial operators, respectively.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of ASC 820-10, “Fair Value of Measurements and Disclosures.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The carrying values of   financial   instruments   such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.  It is not practicable to estimate the fair value of the Note Payable to Shareholder due to its related party nature.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
(Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At June 30, 2010 the amount of Transfirst reserve was $1,346 and at December 31, 2009 the reserve balance was $2,992.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $6,000 as of June 30, 2010 and $3,000 for the year ended December 31, 2009.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $7,000 at June 30, 2010 and $45,000 at December 31, 2009.

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

Depreciation expense amounted to $3,585 and $3,719 and $7,169 and $7,437 for the three and six months ended June 30, 2010 and 2009, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal quarters ended June 30, 2010 and 2009.

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

After the Company entered into the exclusive distribution agreement with Allstar Marketing Group (“Allstar") in May 2009, the Company no longer had any sales with a 30-day free trial period with respect to the Allstar revenue.   As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty report.

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the Dermawand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized approximately $0 and $94,000 revenue related to the Allstar agreement in the six months periods ended June 30, 2009 and 2010, respectively.

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
June 30, 2010 and June 30, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $3,000 and $42,000 and $4,000 and $217,000 for the three and six months ended June 30, 2010 and 2009, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $44,000 and $24,000 and $94,000 and $216,000 for the three and six months ended June 30, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred zero and $90,000 and $6,000 and $626,000 in such costs for the three and six months ended June 30, 2010 and 2009, respectively.

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
June 30, 2010 and June 30, 2009
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

The Company uses ASC 718, “Stock Compensation”, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

For the six months ended June 30, 2010 and 2009, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2010 and 2009:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2010	-	817,000	817,000	$1.68
Granted during 2010	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, June 30, 2010	-	817,000	817,000	$1.68

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2009	-	1,117,000	1,117,000	$1.39
Granted during 2009	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	(300,000)	(300,000)	0.35

Balance, June 30, 2009	-	817,000	817,000	$1.68

There were no stock options granted during the six months ended June 30, 2010 and 2009.   Of the stock options currently outstanding, 785,000 options are vested and exercisable at June 30, 2010 at exercise prices ranging from $0.36 to $2.00. The weighted average exercise price of these options was $1.73. These options expire at dates ranging between November 8, 2010 and September 28, 2011. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2010 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
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

Note 3 - Commitments and contingencies

Leases

As of June 30, 2010, the Company had two active leases related to the office space rented in two locations: Bainbridge Island, Washington and Wayne, Pennsylvania.  Total rent expense incurred during the three and six months ended June 30, 2010 and 2009 totaled $15,413 and $20,743 and $29,586 and $42,289, respectively.  The schedule below details the future financial obligations under the remaining leases.

	(Remaining 6 Months) 2010	2011	2012	2013	2014	2015	TOTAL OBLIGATION
Bainbridge Island - Corporate HQ	$2,475	$-	$-	$-	$-	$-	$2,475

Wayne - Operations Office	$17,797	$8,925	$-	$-	$-	$-	$26,722

Total Lease Obligations	$20,272	$8,925	$-	$-	$-	$-	$29,197

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

DermaWandTM

On October 15, 1999, WSL entered into an endorsement agreement with an individual for her appearance in a DermaWand infomercial.  On July 11, 2001, the agreement was amended to include a payment for each unit sold internationally, up to a maximum payment for any one calendar quarter.  Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter.  The initial term of the agreement is five years starting October 15, 1999.  The agreement automatically and continually renews for successive additional five-year terms unless RJML is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.

The Company assumed any and all responsibilities associated with the agreements noted above on April 1, 2000, pursuant to the license and reconveyance agreement disclosed in Note 2.

On January 5, 2001, WSL entered into an agreement with Omega 5. This agreement was amended July 28, 2010. WSL shall have worldwide nonexclusive rights to manufacture, market and distribute DermaWandTM. In consideration of these rights, WSL shall pay a monthly payment for each unit sold of DermaWand depending on various scenarios as defined in the agreement. The agreement is silent as to its duration.

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.

The amount of expenses incurred under the agreement with Omega 5 for sales of the DermaWandTM were approximately $94,000 and $86,000 and $206,000 and $223,000 for the three and six month periods ended June 30, 2010 and 2009 respectfully.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
 (Unaudited)

Note 3 - Commitments and contingencies (continued)
Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy.  The current policy has a scheduled expiration of April 20, 2011.

At present, management is not aware of any claims against the Company for any products sold.

Note 4 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately zero and $2,295 during the six months ended June 30, 2010 and 2009, respectively.  The Company has made repayments which amounted to approximately $2,000 and $2,296 during the six months ended June 30, 2010 and 2009, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 5 - Capital transactions

During the six months ended June 30, 2010 and 2009, the Company had no capital transactions.

The 2007 stock purchase agreement for the private placement stock at $2.20 per share included an anti-dilution clause that states if the Company issues, sells, or otherwise distributes any shares, or any other securities convertible into shares, other than pursuant to a stock split, stock dividend or consolidation of its outstanding shares into a smaller number of shares, for a consideration per share less than $2.20 per share, then effective upon such share distribution, the Company will issue to each investor additional shares in an amount equal to the purchase price, divided by the consideration per share received by the Company in the share distribution, less the number of shares previously issued to the investor in the transaction. There was no capital transactions in the six month period ended June 30, 2010 and 2009 that triggered this clause.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
(Unaudited)

Note 6 - Basic and diluted loss per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.

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

The computations for basic and fully diluted earnings/(loss) per share are as follows:

For the 3-month ended June 30, 2010:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(317,301)	14,505,912	$(0.02)

For the 3-month ended June 30, 2009:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Income to common shareholders	$92,996	14,505,912	$0.01

For the 6-month ended June 30, 2010:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(392,429)	14,505,912	$(0.03)

For the 6-month ended June 30, 2009:	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(21,273)	14,505,912	$(0.01)

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
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

Information with respect to the Company’s operating income/(loss) by geographic area is as follows:

	For the three months ended June 30, 2010			For the three months ended June 30, 2009
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$393,314	$503,139	$896,453	$991,988	$208,982	$1,200,970

COST OF SALES	340,107	184,713	524,820	364,103	87,540	451,643
Gross profit	53,207	318,426	371,633	627,885	121,442	749,327

Operating expenses:
General and administrative	578,383	10,439	588,822	486,681	16,909	503,590
Selling and marketing	97,992	2,234	100,226	153,804	(885)	152,919
Total operating expense	676,375	12,673	689,048	640,485	16,024	656,509

Operating income (loss)	$(623,168)	$305,753	$(317,415)	$(12,600)	$105,418	$92,818

	For the six months ended June 30, 2010			For the six months ended June 30, 2009
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$1,093,284	$1,129,081	$2,222,365	$3,665,164	$429,010	$4,094,174

COST OF SALES	827,769	476,830	1,304,599	1,656,358	210,585	1,866,943
Gross profit	265,515	652,251	917,766	2,008,806	218,425	2,227,231

Operating expenses:
General and administrative	1,032,217	30,901	1,063,118	1,041,312	36,111	1,077,423
Selling and marketing	239,365	7,970	247,335	1,165,417	6,020	1,171,437
Total operating expense	1,271,582	38,871	1,310,453	2,206,729	42,131	2,248,860

Operating income (loss)	$(1,006,067)	$613,380	$(392,687)	$(197,923)	$176,294	$(21,629)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and June 30, 2009
 (Unaudited)

Note 9 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $4,000,000 of net operating loss carryforwards for federal and state purposes, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the six month periods ended June 30, 2010 and 2009, respectively.  At June 30, 2010 and December 31, 2009, the Company has approximately $250,000 accrued for various tax penalties.

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009.

Revenues

Our revenues decreased to approximately $896,000 and $2,222,000 for the three and six months ended June 30, 2010, down from approximately $1,201,000 and $4,094,000 recorded during the comparative periods in 2009, a 25% and 46% decrease respectively. The major reason for the decrease in revenue during the period relates to the agreement the Company entered into with Allstar Marketing Group (“Allstar”) in which Allstar received exclusive distribution rights to DermaWandTM for all U.S. distribution channels with the exception of televised home shopping and beauty salons.  As a result of the Allstar agreement, the Company terminated its DRTV campaign for the DermaWand in the U.S as of March 2010.  In March 2010, the Company terminated the Allstar agreement due to the decrease in Allstar’s sales. For the three months ended June 30, 2010, the Company has not had any DRTV revenue for the DermaWand from the Allstar agreement. All revenues recorded during the quarter ended June 30, 2010 were generated by our own products, as was the case during the comparative period in 2009.

Gross Margin

Gross margin percentage was approximately 41% and 41% for the three and six months ended June 30, 2010 compared to 62% and 54% during the three and six months ended June 30, 2009.  The major reason for the decrease relates to the decline of our DRTV campaign for the DermaWand, which generated the highest selling price of all of our distribution channels.  In addition, the selling price of the DermaWand on the Home Shopping Network has decreased over the last year from a high of $89.95 to a low of $59.95.  During the three and six months ended June 30, 2010, we generated gross margins of approximately $372,000 and $918,000 for Derma Wand, and in the three and six months ended June 30, 2009, we generated gross margins of $749,000 and $2,227,000  for Derma Wand.

Operating Expenses

Total operating expenses increased to approximately $689,000 and decreased to approximately $1,310,000 during the three and six months ended June 30, 2010, up from approximately $657,000 and down from approximately $2,249,000 during the three and six months ended June 30, 2009, up approximately $32,000 or 5% and down approximately $939,000, or 42%.  The primary reason for the three month 5% increase in overall operating expenses relates primarily to fees incurred by the Company during the three months end June 30, 2010 to get current with our financial statements filings.   The primary reason for the 42% decrease in overall operating expenses relates primarily to the fact that the Company was still running its DRTV media campaign for DermaWand in the first quarter of 2009 prior to the licensing agreement with Allstar.   The DRTV campaign ceased in March of 2009 and has not resumed as of June 30, 2010, despite the termination of the Allstar agreement.

More specifically, these fluctuations are attributed primarily to six factors; zero and $6,000 in media costs were incurred during the three and six month periods ended June 30, 2010 as compared to $90,000 and $626,000  during the three and six months ended June 30, 2009, $44,000 and $93,000 in fulfillment charges were charged during the three and six months ended June 30, 2010 compared to $22,000 and $213,000  during the three and six months ended June 30, 2009, bad debt expense was a recovery of $9,000 and an expense of $2,000 for the three and six months ended June 30, 2010 as compared  to $4,000 and $71,000 in bad debt expense during the three and six months ended June 30, 2009, zero and $1,000 in answering service charges in relation to product sales were incurred during the three and six months ended June 30, 2010 as compared to $2,000 and $85,000  during the three and six months ended June 30, 2009, $138,000 and $195,000 in accounting expense were incurred during the three and six months ended June 30, 2010 as compared to $4,000 and $13,000  during the three and six ended June 30, 2009, and finally $41,000 and $76,000 in legal expense were incurred during the three and six months ended June 30, 2010 as compared to $2,000 and $3,000  during the three and six ended June 30, 2009.

Net Loss

The Company incurred a net loss of approximately $317,000 and $392,000 for the three and six months ended June 30, 2010, compared with a net income of approximately $93,000 and a net loss of approximately $22,000 for the three and six months ended June 30, 2009.  A decrease in revenue due to the reduction in our DRTV campaign for DermaWand and the related reduction in selling and marketing expenses, which was less than the decrease in revenue, was the primary cause of the net loss and increase to the net loss for the three and six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, we had approximately $177,000 in cash on the hand, compared to approximately $546,000 at June 30, 2009.  Of the cash on hand, approximately $1,000 was restricted at June 30, 2010.  We generated negative cash flows from operating activities of approximately $198,000 in the six months ended June 30, 2010 compared to a cash flow from operating activities of approximately $155,000 for the same period in 2009.  The negative cash flow from operations during the current period was a result of a net loss of approximately $392,000, a decrease in accounts receivable of approximately $12,000, a decrease in inventory of approximately $409,000, an increase in prepaid expense and deposits of approximately $2,000, a decrease in accounts payable of approximately $146,000, a decrease in deferred revenue of approximately $86,000, and depreciation expense  of approximately $7,000.  The primary reason for the decrease in cash on hand is the net loss incurred during the six months ended June 30, 2010.   The net loss increase due to the decrease in gross margin and the increase in operating expenses related to fees incurred to get the Company’s financial filings current during the period.

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

The Company has outstanding 817,000 stock options at a weighted average exercise price of $1.68 per share.  All option grants vest over a five-year period.  To date, a total of 74,000 stock options have been exercised, 34,000 options at $0.50 for proceeds of $17,000 and 40,000 options at $0.30 for proceeds of $12,000.  If the optionees exercise the remainder of these options, we will receive approximately $452,560 in capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended June 30, 2010 of approximately $198,000, and the Company, for the most part, has experienced recurring losses from operations.  As of June 30, 2010, the Company had a negative working capital of approximately $725,000, compared to a negative working capital of approximately $142,000 at June 30, 2009, and an accumulated deficit of approximately $5,814,000 as of June 30, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2010. Our critical accounting policies and estimates are discussed under “Critical Accounting Policies and Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009, as filed with the Commission as an exhibit to Form 10-K on June 22, 2010.

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

During the audits of our financial statements for the years ended December 31, 2009 and 2008, our independent registered public accounting firm Amper, Politziner & Mattia, LLP (AP&M), informed us and our Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) which are disclosed in our Form 10-K for the year ended December 31, 2009.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses during the quarter ended June 30, 2010.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required for smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation (

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1 ****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2 ****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32 ****	Section 1350 Certifications

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: August 11, 2010	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: August 11, 2010	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer