Form 10-Q
period 2010-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2010-11-12
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2010, the Issuer had 14,505,912 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$128,374	$373,503
Restricted cash	2,007	2,992
Accounts receivable, net of doubtful account reserves of $3,454 and $586 respectively	118,704	92,548
Inventories, net	568,793	1,014,909
Prepaid expenses and deposits	55,684	49,577

Total current assets	873,562	1,533,529

Furniture and equipment	183,117	183,117
Less accumulated depreciation	145,191	134,437
Furniture and equipment, net	37,926	48,680

Total assets	$911,488	$1,582,209

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$609,045	$865,294
Accounts payable - related parties	30,859	31,567
Deferred revenue	46,670	135,400
Severance payable	122,080	-
Tax penalties payable	250,000	250,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,649,377	1,872,984
Long-term severance payable	140,000	-
Total liabilities	1,789,377	1,872,984

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized,14,505,912 shares issued and outstanding as of September 30, 2010 and December 31, 2009	4,407	4,407
Additional paid-in-capital	5,126,763	5,126,763
Accumulated deficit	(6,009,059)	(5,421,945)

Total shareholders’ deficit	(877,889)	(290,775)

Total liabilities and shareholders’ deficit	$911,488	$1,582,209

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

NET SALES	$881,459	$744,248	$3,103,824	$4,838,422

COST OF SALES	305,061	411,910	1,609,660	2,278,853

GROSS PROFIT	576,398	332,338	1,494,164	2,559,569

OPERATING EXPENSES:
General and administrative	684,194	442,039	1,747,312	1,519,462
Selling and marketing	86,991	27,616	334,326	1,199,052
Total operating expenses	771,185	469,655	2,081,638	2,718,514

OPERATING LOSS	(194,787)	(137,317)	(587,474)	(158,945)

INTEREST INCOME	101	108	359	463

NET LOSS	(194,686)	(137,209)	(587,115)	(158,482)

BASIC AND DILUTED NET LOSS PER SHARE	(0.01)	(0.01)	(0.04)	(0.01)

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(587,115)	$	(158,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,755		11,156
Change in assets and liabilities
Accounts receivable	(26,156)		426,331
Inventory	446,115		1,281,826
Prepaid expenses and deposits	(6,107)		117,170
Accounts payable and accrued liabilities	(256,248)		(1,872,864)
Severance payable	262,080		-
Deferred revenue	(88,730)		73,756
Net cash used in operating activities	(245,406)		(121,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-		(1,112)
Net cash used in investing activities	-		(1,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-		3,381
Payments to related parties	(708)		(5,480)
Net cash used in financing activities	(708)		(2,099)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(246,114)		(124,318)

CASH AND CASH EQUIVALENTS, beginning of the period	376,495		391,828

CASH AND CASH EQUIVALENTS, end of the period	$130,381		$267,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense	$-		$108
Income taxes paid	$-		$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and September 30, 2009
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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the nine month period ended September 30, 2010 of approximately $245,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $776,000 and an accumulated deficit of approximately $6,009,000 as of September 30, 2010.

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
September 30, 2010 and September 30, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary SMM.  All significant inter-company transactions and balances have been eliminated.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of September 30, 2010, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2010 and September 30, 2009, 2% and 0% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 98% and 100% of the Company’s accounts receivable were due from wholesale infomercial operators and televised shopping networks.  At September 30, 2010, approximately 92% of the Company’s accounts receivable balance was due from one international wholesale operator.

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
September 30, 2010 and September 30, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and MasterCard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At September 30, 2010 the amount of Transfirst reserve was $2,007 and at December 31, 2009 the reserve balance was $2,992.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $6,500 as of September 30, 2010 and $3,000 for the year ended December 31, 2009.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $5,300 at September 30, 2010 and $45,000 at December 31, 2009.

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

Depreciation expense amounted to $3,585 and $3,719 and $10,755 and $11,156 for the three and nine months ended September 30, 2010 and 2009, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and September 30, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the nine months ended September 30, 2010 and 2009.

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

The Company entered into the exclusive distribution agreement with Allstar Marketing Group (“Allstar”) in May 2009. As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty report.

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the DermaWand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized approximately $0 and $24,000  and $56,000 and $24,000 in revenue related to the Allstar agreement in the three  and nine month periods ended September 30, 2010 and 2009, respectively.

Revenue related to international wholesale customers is recorded at gross amounts with a charge to cost of sales for the cost of items sold.

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
September 30, 2010 and September 30, 2009
 (Unaudited)

Note 1 - Summary of significant accounting policies (continued)

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $3,500 and $6,000 and $7,700 and $222,000 for the three and nine months ended September 30, 2010 and 2009, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $39,000 and $3,000 and $132,000 and $219,000 for the three and nine months ended September 30, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $18,000 and $(5,000) and $40,000 and $621,000 in such costs for the three and nine months ended September 30, 2010 and 2009, respectively.

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
September 30, 2010 and September 30, 2009
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

For the nine months ended September 30, 2010 and 2009, the Company issued no options and recorded no stock compensation expense related to vesting of options previously granted.

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2010 and 2009:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2010	-	817,000	817,000	$1.68
Granted during 2010	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, September 30, 2010	-	817,000	817,000	$1.68

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2009	-	1,117,000	1,117,000	$1.39
Granted during 2009	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	(300,000)	(300,000)	0.35

Balance, September 30, 2009	-	817,000	817,000	$1.68

There were no stock options granted during the nine months ended September 30, 2010 and 2009.   Of the stock options currently outstanding, 785,000 options are vested and exercisable at September 30, 2010 at exercise prices ranging from $0.36 to $2.00. The weighted average exercise price of these options was $1.73. These options expire at dates ranging between November 8, 2010 and September 28, 2011. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2010 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and September 30, 2009
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

Note 3 - Commitments and contingencies

Leases

As of September 30, 2010, the Company had one active lease related to the office space in Wayne, Pennsylvania.  Total rent expense incurred during the three and nine months ended September 30, 2010 and 2009 totaled $16,542 and $14,248 and $46,127 and $56,536, respectively.  The schedule below details the future financial obligations under the remaining lease.

	(Remaining 3 Months) 2010	2011	2012	2013	2014	2015	TOTAL OBLIGATION
Wayne - Operations Office	$8,899	$8,925	$-	$-	$-	$-	$17,824
Total Lease Obligations	$8,899	$8,925	$-	$-	$-	$-	$17,824

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

On January 5, 2001, WSL entered into an agreement with Omega 5.  This agreement was amended July 28, 2010.   WSL shall have worldwide nonexclusive rights to manufacture market and distribute DermaWandTM.  In consideration of these rights, WSL shall pay a monthly payment for each unit sold of DermaWand depending on various scenarios as defined in the agreement.  The agreement is silent as to its duration.

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

The amount of expenses incurred under the agreement with Omega 5 for sales of the DermaWandTM were approximately $104,000 and $50,000 and $311,000 and $273,000 for the three and nine month periods ended September 30, 2010 and 2009 respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and September 30, 2009
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

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month periods increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 payment as a General and Administrative expense in the three months ended September 30, 2010.  The Severance Payable balance at September 30, 2010 is $260,000 of which $120,000 is current and $140,000 is long-term.

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately zero and $3,000 during the nine months ended September 30, 2010 and 2009, respectively.  The Company has made repayments which amounted to approximately $1,000 and $5,000 during the nine months ended September 30, 2010 and 2009, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 6 - Capital transactions

During the nine months ended September 30, 2010 and 2009, the Company had no capital transactions.

The 2007 stock purchase agreement for the private placement stock at $2.20 per share included an anti-dilution clause that states if the Company issues, sells, or otherwise distributes any shares, or any other securities convertible into shares, other than pursuant to a stock split, stock dividend or consolidation of its outstanding shares into a smaller number of shares, for a consideration per share less than $2.20 per share, then effective upon such share distribution, the Company will issue to each investor additional shares in an amount equal to the purchase price, divided by the consideration per share received by the Company in the share distribution, less the number of shares previously issued to the investor in the transaction. There was no capital transactions in the nine month period ended September 30, 2010 and 2009 that triggered this clause.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and September 30, 2009
(Unaudited)

Note 7 - Basic and diluted loss per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss.

The computations for basic and fully diluted loss per share are as follows:

For the 3-month ended September 30, 2010:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(194,686)	14,505,912	$(0.01)

For the 3-month ended September 30, 2009:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(137,209)	14,505,912	$(0.01)

For the 9-month ended September 30, 2010:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(587,115)	14,505,912	$(0.04)

For the 9-month ended September 30, 2009:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(158,482)	14,505,912	$(0.01)

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and September 30, 2009
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

Information with respect to the Company’s operating income/(loss) by geographic area is as follows:

	For the three months ended September 30, 2010			For the three months ended September 30, 2009
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$495,819	$385,640	$881,459	$419,591	$324,657	$744,248

COST OF SALES	187,808	117,253	305,061	304,346	107,564	411,910
Gross profit	308,011	268,387	576,398	115,245	217,093	332,338

Operating expenses:
General and administrative	670,126	14,068	684,194	427,128	14,911	442,039
Selling and marketing	77,563	9,428	86,991	25,162	2,454	27,616
Total operating expense	747,689	23,496	771,185	452,290	17,365	469,655

Operating income (loss)	$(439,678)	$244,891	$(194,787)	$(337,045)	$199,728	$(137,317)

	For the nine months ended September 30, 2010			For the nine months ended September 30, 2009
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$1,589,103	$1,514,721	$3,103,824	$4,084,755	$753,667	$4,838,422

COST OF SALES	1,015,577	594,083	1,609,660	1,960,704	318,149	2,278,853
Gross profit	573,526	920,638	1,494,164	2,124,051	435,518	2,559,569

Operating expenses:
General and administrative	1,702,343	44,969	1,747,312	1,468,441	51,021	1,519,462
Selling and marketing	316,928	17,398	334,326	1,190,578	8,474	1,199,052
Total operating expense	2,019,271	62,367	2,081,638	2,659,019	59,495	2,718,514

Operating income (loss)	$(1,445,745)	$858,271	$(587,474)	$(534,968)	$376,023	$(158,945)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and September 30, 2009
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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the nine month periods ended September 30, 2010 and 2009, respectively.  At September 30, 2010 and December 31, 2009, the Company has approximately $250,000 accrued for various tax penalties.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009.

Revenues

Our revenues increased to approximately $881,000 for the three months ended September 30, 2010, up from approximately $744,000 for the three months ended September 30, 2009, an 18% increase. The reason for the increase in sales for the three month period is the timing of televised shopping airings and international sales orders, which were both higher during the three months ended September 30, 2010 compared to September 30, 2009.  For the three months ended September 30, 2009, the Company did not have any Direct Response Television (DRTV) revenue from sales of DermaWand due to the Allstar Marketing Group (“Allstar”) agreement in which Allstar received exclusive distribution rights to DermaWandTM for all U.S. distribution channels with the exception of televised home shopping and beauty salons. As a result of the Allstar agreement, the Company terminated its DRTV campaign for the DermaWand in the U.S. as of March 2009.  In March 2010, the Company terminated the Allstar agreement due to the decrease in Allstar’s sales.

Our revenues decreased to approximately $3,104,000 for the nine months ended September 30, 2010, down from approximately $4,838,000 for the nine months ended September 30, 2009, a 36% decrease.  The reason for the decrease in revenue during the nine month period relates to the agreement the Company entered into with Allstar described above.  Although the Company terminated the Allstar agreement in March 2010, the Company did not resume its DRTV infomercials as of September 30, 2010, which resulted in reduction of revenues.

Gross Margin

Gross margin percentage was approximately 65% and 45% during the three months ended September 30, 2010 and 2009, respectively.  The reason for the increase in gross margin is due to two main factors.   First, domestic sales increased in the three months ended September 30, 2010 as compared to the same period in 2009.   These domestic sales come primarily from televised shopping and web based sales, both of which generate higher selling prices than our international business.   The second factor which contributed to the increase in gross margin during the period was a change in the product mix of items sold.

Gross margin percentage was approximately 48% and 53% during the nine months ended September 30, 2010 and 2009, respectively.  The major reason for the decrease for the nine months ended September 30, 2010 relates to the decline of our DRTV campaign for the DermaWand, which generated the highest selling price of all of our distribution channels.  In addition, the selling price of the DermaWand on the Home Shopping Network has decreased over the last year from a high of $89.95 to a low of $49.95.  During the nine months ended September 30, 2010, we generated gross margins of approximately $1,494,000, and in the nine months ended September 30, 2009, we generated gross margins of $2,560,000.

Operating Expenses

Total operating expenses increased during the three months ended September 30, 2010 to approximately $771,000, up from approximately $470,000 during the three months ended September 30, 2009, an increase of approximately $301,000 or 64%.  The primary reason for the 64% increase in overall operating expenses during the period relates to a severance expense incurred by the Company totaling $272,000.   The majority of this expense related to an agreement entered into between the Company and a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010.

In addition to the increase in severance expense, other operating expense increases for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 were; a $37,000 increase in fulfillment costs, a $14,000 increase in accounting expense, and a $23,000 increase in legal expenses. Increases in these expenses were offset by individually insignificant decreases in certain other operating expenses.

Total operating expenses decreased during the nine months ended September 30, 2010 to approximately $2,082,000, down from approximately $2,719,000 during the nine months ended September 30, 2009, a decrease of approximately $637,000 or 23%.  The primary reason for the 23% decrease in overall operating expenses relates to the fact that the Company was still running its DRTV media campaign for DermaWand in the first quarter of 2009 prior to the licensing agreement with Allstar. The media expense incurred during the nine months ended September 30, 2009 were approximately $621,000 as compared to approximately $11,000 for the same period in 2010. The DRTV campaign ceased in March of 2009 and has not resumed as of September 30, 2010, despite the termination of the Allstar agreement.

Net Loss

The Company incurred a net loss of approximately $195,000 and $587,000 for the three and nine months ended September 30, 2010, compared with a net loss of approximately $137,000 and $158,000 for the three and nine months ended September 30, 2009.  Changes in the net loss for the three and nine month periods ended were driven by factors that impacted our revenues and expenses described above.

Liquidity and Capital Resources

At September 30, 2010, we had approximately $130,000 in cash on the hand, compared to approximately $268,000 at September 30, 2009.  Of the cash on hand, approximately $2,000 was restricted at September 30, 2010.  We generated negative cash flows from operating activities of approximately $245,000 in the nine months ended September 30, 2010 compared to a negative cash flow from operating activities of approximately $121,000 for the same period in 2009.  The negative cash flow from operations during the current period was a result of a net loss of approximately $587,000, an increase in accounts receivable of approximately $26,000, a decrease in inventory of approximately $446,000, an increase in prepaid expense and deposits of approximately $6,000, an increase in accounts payable of approximately $6,000, a decrease in deferred revenue of approximately $89,000, and depreciation expense of approximately $11,000.  The primary reason for the decrease in cash on hand is due to the use of cash in operating activities.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended September 30, 2010 of approximately $245,000, and the Company, for the most part, has experienced recurring losses from operations.  As of September 30, 2010, the Company had a negative working capital of approximately $776,000, compared to a negative working capital of approximately $275,000 at September 30, 2009, and an accumulated deficit of approximately $6,001,000 as of September 30, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2010. Our critical accounting policies and estimates are discussed under “Critical Accounting Policies and Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009, as filed with the Commission as an exhibit to Form 10-K on June 22, 2010.

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

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses during the quarter ended September 30, 2010.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS

We announced in a report on Form 8-K filed on October 31, 2008, that we had discovered apparent errors in our recognition of revenues beginning with the third quarter of 2007 and that, as a result, we would be restating our financial statements for the last two quarters of 2007 and the first two quarters of 2008.  During the restatement process, that report was amended to include the second quarter of 2007.  The restatement of our financial statements has been completed and we have been current in our financial reporting since June 30, 2010.

As a result of our announcement, the Securities and Exchange Commission conducted an informal inquiry to determine if there had been violations of federal securities laws.  We provided our full cooperation to the SEC.  The SEC on August 9, 2010, charged the Company with filing inaccurate financial statements as a result of improper revenue recognition during the period from the second quarter of 2007 through the second quarter of 2008.  We have settled all charges by consenting to an injunction against future violations of the SEC requirements to file accurate financial statements and to maintain controls necessary to ensure accuracy.  No monetary penalties were sought, and no fraud or similar charges were brought against the Company or any of our present officers or directors.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation (

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1 ****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2 ****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32 ****	Section 1350 Certifications

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: November 12, 2010	By: /s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: November 12, 2010	By: /s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer