Form 10-K
period 2010-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2011-03-29
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number 0-49638

INTERNATIONAL COMMERICAL TELEVISION INC.
(Name of Registrant as Specified in Its Charter)

Nevada	76-0621102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

487 Devon Park Dr. Ste 212 Wayne, PA 19087
(Address of Principal Executive Offices) (Zip Code)

(206) 780-2921
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

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2010 (the last business day of our most recently completed second fiscal quarter) was $2,466,005 using the closing price of $0.17 on June 30, 2010.

As of March 23, 2011, the registrant had issued and outstanding 16,038,381 shares of common stock.

Documents Incorporated by Reference:  None.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to
Annual Report on Form 10- K
For the Year Ended December 31, 2010

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

A short-form spot is a 30-second, 60-second, or 120-second commercial, while a long-form infomercial is a 28 1/2-minute direct response commercial.  Short-form spots generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less.  Long-form infomercials generally feature products with a selling price of $30 - $300 and are usually unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

In 2010, our international division has been our primary revenue source. For the fiscal years ended December 31, 2010 and December 31, 2009,   51% of our product sales for the year ended December 31, 2010 were generated from products sold internationally, as compared to 22% for the same period in 2009.  International revenues resulted primarily from the sale of products to international distributors who in turn marketed our products to their respective markets via direct response and retail marketing channels.

Our domestic business represented 49% of our sales volume for the year ended December 31, 2010, as compared to 78% for the same period in 2009.

We are a Nevada corporation, and our headquarters are located at 487 Devon Park Drive, Suite 212, Wayne, PA 19087 and a sales and marketing office based at 755 Winslow Way East, Suite 303A, Bainbridge Island, WA 98110.

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

On March 3, 2010, ICTV terminated its agreement with Allstar, with an effective date of March 13, 2010. After a “sell-off” period granted to Allstar that ended April 30, 2010, ICTV secured its rights back for complete U.S. distribution of the DermaWand.  The $94,000 in non-refundable royalty advance was recognized as revenue upon the termination of the agreement.

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

Additional Products – Various Categories

Smart Stacks
We acquired the rights to exclusively manufacture and market an innovative storage system known as “Smart Stacks”.  Since the long-form infomercial was first aired in October 1998, one million Smart Stacks storage systems have been sold worldwide, of which 400,000 of those were sold on QVC in triple pack form.

A new range of larger size Smart Stacks has just been completed and prototypes were shown to a large US home shopping channel who has indicated a willingness to sell them on their network subject to their approval of the final product.  We had intended to re-edit the Smart Stacks infomercial, but elected to test the new configuration on a major US shopping channel beforehand.  The results have confirmed our intention to re-edit the current show, however, increased product costs will require us to reconfigure the entire product offer.

In the fall of 2010, the Company did a DRTV media test of Smart Stacks and we plan to do further test in 2011.  Our marketing efforts to date with regard to Smart Stacks have focused primarily on the international market.

Index

Slender LiftTM

In November 2009, we acquired worldwide exclusive license to manufacture and sell the Slender LiftTM, a slimming garment system for women. In the spring of 2010, the Company did a DRTV media test of Slender LiftTM and we plan to have airings on a televised home shopping channel in early 2011.

BetterBlocksTM

In April 2000 we acquired the exclusive, royalty-free worldwide license to manufacture market and distribute BetterBlocksTM, a patented plastic toy building system, under the Share and Option Purchase Agreement with The Better Blocks Trust, a shareholder.   BetterBlocksTM has been sold mainly through DRTV, mail order catalogues, retail and the television shopping channel QVC.

The Company tested the BetterBlocksTM product line on televised shopping in the fall of 2009, and has continued to sell the product on the internet in 2010.  Revenue for BetterBlocksTM was approximately $300 during 2010 and $38,000 during 2009.

Snap N Set

In July 2010, we entered into an exclusive, royalty-free worldwide agreement to distribute Snap N Set, a patented fishing lure system manufactured by MBCT Global Ventures, LLC.  As part of the agreement, ICTV will develop and produce at its own expense 60-second, 120-second, and 15 minute infomercials.   In January 2011, ICTV began production of these infomercials and plans to run a U.S. media test of the product in April 2011.

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

Index

For the year ended December 31, 2010, international product sales contributed to about 51% of our revenue as compared to 22% for the previous year.  We do expect to continue to devote attention to the international market and to have our infomercials aired internationally through our strategic alliances that we have and will continue to develop throughout the world.  We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

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

·	Trademarks

We have several registered trademarks for BetterBlocksTM in countries throughout the world.  We have also registered trademarks in the United States for DermaWandTM, DermaVitalTM, and Slender LiftTM .

·	Patents

We have patents for the toy building elements of BetterBlocksTM in several countries throughout the world.  We also have the exclusive right to the use of the worldwide patent for DermaWandTM, as is necessary to manufacture, market and distribute DermaWandTM .

·	Copyrights

We have copyright registrations for all versions of our infomercials for DermaWandTM and BetterBlocksTM.

·	Registered Designs

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

Royalty Agreements
In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWandTM under the following agreements:

DermaWandTM

·	Under a marketing and royalty agreement with the developer of DermaWandTM, we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

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

Employees

During the course of 2010 we employed a total of seven employees, six full-time employees and one part-time employee.  At the end of the year the Company had reduced its employees to five full-time employees.  We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders.  Out of our 100,000,000 authorized common shares, 84,452,821 shares, or approximately 85%, remain unissued at December 31, 2010.  The board of directors has the power to issue such shares without shareholder approval.  None of our 20,000,000 authorized preferred shares are issued.  We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

Index

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES
Our executive offices are located in Wayne, Pennsylvania with a monthly lease payment of $2,940.

On February 1, 2011, we entered into a 1-year office lease in Bainbridge Island, WA with a monthly lease payment of $650.

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

ITEM 4.  Reserved

Index

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded in the “pink sheets,” which does not constitute an “established trading market”.  The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Stockwatch is set forth below.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter ended	High	Low	Quarter ended	High	Low
	$	$		$	$
December 31, 2010	0.15	0.03	December 31, 2009	0.35	0.10
September 30, 2010	0.23	0.07	September 30, 2009	0.55	0.15
June 30, 2010	0.30	0.05	June 30, 2009	0.80	0.17
March 31, 2010	0.80	0.05	March 31, 2009	0.51	0.15

HOLDERS

As of March 23, 2011, there were 16,038,381 shares of common stock outstanding.   We estimate these shares are held by approximately 300 shareholders of record.

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

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2010.

Index

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	657,000	$2.00	2,343,000
Equity compensation plans not approved by security holders	250,000	$0.18	n/a
Total	907,000	$1.50	2,343,000

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

Fluctuations in our revenue are driven by changes in our product mix.  Revenues may vary substantially from period-to-period depending on our product line-up.  A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including, seasonal factors, number of infomercials run, the product’s stage in its life-cycle, the public’s general acceptance of the infomercial and other outside factors, such as the general state of the economy.

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

Index

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2010, with the fiscal year ended December 31, 2009.

Revenues

Net sales decreased to approximately $3,903,000, in 2010 from approximately $5,899,000 in 2009, a decrease of $1,996,000 or 34%. The major reason for the decrease in revenue in 2010 relates to selling the DermaWand at reduced prices on televised home shopping (HSN) as compared to 2009.   During the majority of 2009, the DermaWandTM sold for $89.95 on HSN.  Throughout 2010, the screen price for the DermaWandTM ranged from a high of $69.95 to a low of $49.95. These reductions in price throughout 2010 greatly affected the overall sales revenue for DermaWandTM.  In addition, during 2010 The Company did not actively market the DermaWandTM via a DRTV Campaign, as compared to 2009 when the Company ran the DRTV campaign through March 2009 until we entered into an agreement with Allstar Marketing Group (“Allstar”) which resulted in approximately $94,000 and $56,000 of royalty revenue during 2010 and 2009 respectively. In the agreement, Allstar received exclusive distribution rights of DermaWandTM for all U.S. distribution channels with the exception of televised home shopping and beauty salons.  As a result, the Company terminated its  DRTV campaign for the DermaWand in the U.S as of March 2009.  In March of 2010, The Company terminated its agreement with Allstar and as a result, retained all U.S. distribution rights of DermaWandTM. We continue to sell the DermaWand on televised home shopping (HSN) and we continue to maintain our relationships with our customers in the international market. In 2010, 51.4% of our revenue came from our international sales compared to 21.7% in 2009, and 48.6% of our revenue were generated by our domestic sales as compared to 78.3% in 2009.   The majority of our revenue in 2010 was through direct distribution of our own product, DermaWandTM. 100% of net sales were generated by the sale of our own products in 2010 and 2009.

Gross Margin

Gross margin percentage decreased to approximately 46.1% in 2010 from approximately 50.9% in 2009.  In 2010, we generated approximately $1,801,000 in gross margin, compared to approximately $3,002,000 in 2009.  The major reason for the decrease relates to the termination of our DRTV campaign for the DermaWand, which generated the highest margin of all of our distribution channels.  In addition, our margins were greatly reduced for televised home shopping (HSN) during 2010.

Operating Expenses

Total operating expenses decreased to approximately $2,597,000 in 2010, down from approximately $3,243,000 in 2009, a decrease of $646,000, or 19.9%.  Management’s efforts to reduce the level of expenses over the past 12 months are one of the reasons for the decrease in operating expenses.  A large portion of the decrease in operating expenses, approximately $610,000, can be attributed to a decrease in media costs associated with the domestic marketing campaign of our DermaWandTM product.  The total decrease in operating expenses was offset by an increase in general and administrative expenses, which includes approximately $339,000 of severance expense. The remaining $36,000 in operating expense reduction relates to managements efforts to control costs during 2010.

Net Loss

Our net loss for the year ended December 31, 2010 was approximately $796,000, compared to a 2009 net loss of approximately $241,000. The major reason for the increased 2010 net loss was the reduction of revenue generated in our US distribution of the Derma WandTM product. In addition to the decrease in revenue, the Company entered into a few severance agreements with former employees and a consultant whose relationships with the Company were terminated during 2010.   Total severance expense incurred during 2010 totaled approximately $339,000, compared to $0 in 2009.

Liquidity and Capital Resources

At December 31, 2010, we had approximately $161,000 in cash and cash equivalents (including restricted cash), compared to approximately $376,000 at December 31, 2009. We incurred a negative cash flow from operations of approximately $319,000 in 2010, compared to a negative cash flow from operations of approximately $12,000 in 2009. In addition to the approximately $796,000 net loss, the Company’s cash flow from operations were impacted by a decrease in inventory on hand of approximately $488,000 and a decrease in accounts receivable of approximately $17,000.

Index

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the year ended December 31, 2010, of approximately $319,000, and the Company, for the most part, has experienced recurring losses from operations. As of December 31, 2010, the Company had a negative working capital of approximately $879,000, compared to approximately $339,000 at December 31, 2009, and an accumulated deficit of approximately $6,218,000 as of December 31, 2010.

Management plans to continue to seek to raise funds in addition to the sources above primarily through the sale of capital stock to sources still to be identified. However, to date, no additional sources have been identified by the Company and at this time, the Company is not party to any additional funding agreements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Index

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $7,000 and $3,000 for the years ended December 31, 2010 and 2009 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $9,000 and $45,000 at December 31, 2010 and 2009, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has not recorded any inventory of consigned product as of December 31, 2010 and 2009 that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Index

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  MARKET RISK DISCLOSURES.            Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

Financial statements are set forth on pages F-1 through F-19.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 18, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner, and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm.  The Company filed Form 8-K on August 18, 2010 acknowledging this change.

During the Company’s fiscal year ended December 31,  2009 and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any matters of reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of and for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, but was modified to express substantial doubt about the Company’s ability to continue as a going concern.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 and through August 16, 2010, there were (i) no disagreement between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

Index

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 (the “Evaluation Date”).  Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2010.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

During the audit of our financial statements for the year ended December 31, 2008, our independent registered public accounting firm Amper, Politziner & Mattia, LLP (AP&M), informed us and our Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board).  AP&M informed us and our Board of Directors that these material weaknesses continued to be material weaknesses during the year ended December 31, 2009. EisnerAmper, LLP (“EA”) informed us and our Board of Directors that these material weaknesses continued to be material weaknesses during the year ended December 31, 2010 and are summarized as follows:

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

Index

Additionally, EisnerAmper LLP identified the following material weakness during their audit of financial statements for the year ended December 31, 2010:

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis.

Based on its evaluation, management identified certain material weaknesses listed below, some of which are included in the list of above material weaknesses reported by our independent public accounting firm.  As such, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

The information set forth in this Item 9A(T) shall not be considered filed under the Exchange Act. This annual report does not include an attestation report of EisnerAmper LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by EisnerAmper LLP pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

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

Changes in internal control over financial reporting

As of the evaluation date, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Kelvin Claney	60	President, Chief Executive Officer, Secretary and Director
Richard Ransom	32	Chief Financial Officer
Stephen Jarvis	56	Director

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

Index

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2010.

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

Index

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2010 and 2009, by our chief executive officer and president, chief operating officer, and chief financial officer (the "Named Officers").    No options or SAR grants were made to the Named Officers in 2010 or 2009, nor were any options or SAR’s exercised by the Named Officers.

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)
Kelvin Claney (President and CEO)	2010	180,000	nil
	2009	180,000	nil
Richard Ransom (Chief Financial Officer)	2010	125,000	nil
	2009	125,000	nil
Richard Scheiner (Chief Operating Officer)1	2010	200,000	nil
	2009	200,000	nil
1	Mr. Scheiner resigned as of October 29, 2010

Compensation of Directors

Directors receive no compensation for their service as directors, although they do receive reimbursement for expenses.

Employment Contracts

We entered into an Employment Agreement with Kelvin Claney, our President and Chief Executive Officer, effective March 1, 2011.  The Agreement provides, among other things, that if Mr. Claney’s employment is terminated without cause, he will be entitled to severance pay in a lump sum payment equal to one year of his base salary, health insurance reimbursement and automobile expenses allowance as in effect on the date of termination. Under the Employment Agreement, Mr. Claney will be considered terminated without cause if his substantive responsibilities are changed without his prior approval, or if all or substantially all of the assets of the Company are sold, or a controlling interest in the Company is sold, unless in connection with such a sale Mr. Claney’s Employment Agreement is assumed by the buyer or he is offered an employment contract for substantially the same responsibilities, for a term of at least one year, and at substantially the same compensation, terms and benefits as provided in the Employment Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2011 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of March 23, 2011, we had 16,038,381 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned
Kelvin Claney, President and Chief Executive Officer, Member of the Board of Directors (1)	6,598,826	41.1%
The Better Blocks Trust, declared January 1, 1994 (2)	6,578,826	41.0%

Stephen Jarvis, Member of the Board of Directors (3)	305,000	1.9%
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP – 3 INDIVIDUALS	6,903,826	43.0%

Index

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)
Includes 6,578,826 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee.  Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.  Mr. Claney’s business address is 755 Winslow Way East, Suite 303A , Bainbridge Island, Washington 98110.

(2)	The address for The Better Blocks Trust is 1 Kimberly Road, Epson, Auckland City, Auckland New Zealand, c/oBarry Stafford, Stafford Klaassen.
(3)	Mr. Jarvis’s business address is 320 J P Razal Street, Unit 301, 3rd Floor Aralco Bldg., Poblacion, Makati City 1210, Philippines.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $2,500 and $5,000 during the years ended December 31, 2010 and 2009, respectively. The advances are offset by repayments which amounted to approximately $3,200 and $7,000 during the years ended December 31, 2010 and 2009, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in Accounts Payable – Related Parties on the accompanying consolidated balance sheets.

The Company has a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

We have two directors.  Under the definition of director independence found in NASD Rule 4200, Stephen Jarvis is our sole independent director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On August 18, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner, and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm.  The Company filed Form 8-K on August 18, 2010 acknowledging this change.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was approximately $89,250 in 2010 and approximately $108,000 in 2009.

Approximately $68,250 and $21,000 were billed for services rendered from EisnerAmper, LLP and Amper, Politziner & Mattia, LLP, respectively.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above.

Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm.

Index

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by our Chief Financial Officer.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Reports of Independent Registered Public Accounting Firms	F-1-F-2
Consolidated Financial Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders’ Deficit	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-20

Exhibits

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

*	Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

**	Incorporated by reference from Post-Effective Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on April 12, 2002.

***	Incorporated by reference from Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 24, 2001.

****	Filed herewith

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:	March 29, 2011	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	March 29 2011
Name: Kelvin Claney
Title: Chief Executive Officer and Director

By:	/s/ Richard Ransom	Date:	March 29, 2011
Name: Richard Ransom
Title: Chief Financial Officer, Principle Accounting Officer

By:	/s/ Stephen Jarvis	Date	March 29, 2011
Name: Stephen Jarvis
Title: Director

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
International Commercial Television, Inc.

We have audited the accompanying consolidated balance sheet of International Commercial Television, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2010, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television, Inc. and Subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/EisnerAmper, LLP

Edison, New Jersey
March 28, 2011

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
International Commercial Television, Inc.

We have audited the accompanying consolidated balance sheet of International Commercial Television, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Commercial Television, Inc. and Subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/Amper, Politziner & Mattia, LLP

Edison, New Jersey
June 21, 2010

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$158,482	$373,503
Restricted cash	2,060	2,992
Accounts receivable, net of doubtful account reserves of $1,801 and $586, respectively	75,805	92,548
Inventories, net	526,821	1,014,909
Prepaid expenses and other current assets	46,674	49,577

Total current assets	809,842	1,533,529

Furniture and equipment	183,117	183,117
Less accumulated depreciation	148,776	134,437
Furniture and equipment, net	34,341	48,680

Total assets	$844,183	$1,582,209

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$621,687	$865,294
Accounts payable - related parties	30,859	31,567
Severance payable - short term	153,333	-
Deferred revenue	32,698	135,400
Tax penalties payable	260,000	250,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,689,300	1,872,984

Long-term severance payable	110,000	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized, 15,547,179 and 14,505,912 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	5,448	4,407
Additional paid-in-capital	5,257,293	5,126,763
Accumulated deficit	(6,217,858)	(5,421,945)

Total shareholders’ deficit	(955,117)	(290,775)

Total liabilities and shareholders’ deficit	$844,183	$1,582,209

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

NET SALES	$3,903,219	$5,898,707

COST OF SALES	2,102,448	2,896,652

GROSS PROFIT	1,800,771	3,002,055

OPERATING EXPENSES:

General and administrative	2,197,927	1,953,705
Selling and marketing	399,175	1,289,206

Total operating expenses	2,597,102	3,242,911

OPERATING LOSS	(796,331)	(240,856)

OTHER INCOME (EXPENSES), NET:
Interest income (expense), net	418	(279)
Total other income (expenses), net	418	(279)

NET LOSS	$(795,913)	$(241,135)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.02)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2009	14,505,912	$4,407	$5,111,937	$(5,180,810)	$(64,466)

Net loss	-	-	-	(241,135)	(241,135)

Stock based compensation	-	-	14,826	-	14,826

Balance at December 31, 2009	14,505,912	$4,407	$5,126,763	$(5,421,945)	$(290,775)

Net loss	-	-	-	(795,913)	(795,913)

Stock based compensation	-	-	27,444	-	27,444

Exercise of warrants	1,041,267	1,041	103,086	-	104,127

Balance at December 31, 2010	15,547,179	$5,448	$5,257,293	$(6,217,858)	$(955,117)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(795,913)	$(241,135)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	14,339	14,875
Stock based compensation	27,444	14,826
Change in assets and liabilities
Accounts receivable	16,743	475,189
Inventories	488,088	1,384,009
Prepaid expenses and other current assets	2,902	119,074
Accounts payable and accrued liabilities	(243,606)	(1,918,815)
Severance payable	263,333	-
Tax penalties	10,000	10,000
Deferred revenue	(102,702)	113,097
Net cash and cash equivalents used in operating activities	(319,372)	(11,824)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-	(1,112)
Net cash and cash equivalents used in investing activities	-	(1,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercised warrants	104,127	-
Advances from related parties	2,524	4,496
Payments to related parties	(3,232)	(6,893)
Net cash and cash equivalents provided by (used in) financing activities	103,419	(2,397)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(215,953)	(15,333)

CASH AND CASH EQUIVALENTS, beginning of the year	376,495	391,828

CASH AND CASH EQUIVALENTS, end of the year	$160,542	$376,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$950

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the past fiscal year of approximately $319,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had negative working capital of approximately $879,000 and an accumulated deficit of approximately $6,218,000 as of December 31, 2010.

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
DECEMBER 31, 2010 and 2009

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of December 31, 2010, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2010 and December 31, 2009, 4% and 0% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 96% and 100% of the Company’s accounts receivable were due from two and three wholesale infomercial operators, respectively.

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

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At December 31, 2010 and 2009 the amount of Transfirst reserves were approximately $2,000 and $3,000 respectively.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $7,000 and $3,000 for the years ended December 31, 2010 and 2009 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our consolidated Balance Sheets were approximately $9,000 and $45,000 at December 31, 2010 and 2009, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has not recorded any inventory of consigned product as of December 31, 2010 and 2009 that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $14,000 and $15,000 for the years ended December 31, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2010 and 2009.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

The Company entered into an exclusive distribution agreement with Allstar Marketing (“Allstar”) in May 2009. As part of the agreement with Allstar the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar is required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company records revenue in the month goods were sold per the Allstar royalty statements.

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the Derma Wand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized $94,000 and $56,000 in revenue related to the Allstar agreement in the years ended December 31, 2010 and 2009 respectively.

Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.

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

Shipping and handling

Amounts billed to customers for shipping and handling are included in revenue: shipping and handling revenue approximated $13,000 and $225,000 for the years ended December 31, 2010 and 2009, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $167,000 and $255,000 for the years ended December 31, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media costs

Media costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred approximately $11,000 and $621,000 in such costs for the years ended December 31, 2010 and 2009, respectively.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Stock options

The Company has a 2001 Stock Option Plan (“Plan”).  The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities.  It is intended that options issued under this Plan constitute nonqualified stock options. The general terms of awards under the option plan are that 10% will vest every 6 months. The maximum term of options granted is 10 years and the number of shares authorized for grants of options is 3,000,000.

The Company uses ASC 718, Share-Based Payments, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

For the years ended December 31, 2010 and 2009, the Company recorded approximately $7,000 and $15,000 respectively in stock compensation expense related to vesting of options previously granted.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2010 and 2009:

	Number of Shares			Weighted Average
	Employee	Non-Employee	Totals	Exercise Price

Balance, January 1, 2010	-	817,000	817,000	$1.68
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	(160,000)	(160,000)	0.36

Balance, December 31, 2010	-	657,000	657,000	$2.00

	Number of Shares			Weighted Average
	Employee	Non-Employee	Totals	Exercise Price

Balance, January 1, 2009	-	1,117,000	1,117,000	$1.39
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	(300,000)	(300,000)	0.35

Balance, December 31, 2009	-	817,000	817,000	$1.68

Of the stock options currently outstanding, 657,000 options are currently vested and exercisable. The weighted average exercise price of these options was $2.00. These options expire in September  2011.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2010 and 2009 was immaterial.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2010 and 2009 to value the stock options outstanding:

	2010	2009

Risk-free interest rate	0.04%	3.810-4.490%
Expected dividend yield	0.00	0.00
Expected life	0.85 years	5.41-6.85 years
Expected volatility	411.21%	125.81 - 191.49%
Weighted average grant date fair value	$0.23	$0.24

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

During 2010, 250,000 options were granted to a consultant for services rendered.   For the year ended December 31, 2010, the Company recorded approximately $20,000 in stock compensation expense.   The exercise price for the 150,000 and 100,000 options granted was $0.25 and $0.075 per share respectively and the options will be fully vested in approximately 2.3 years.

2010

Risk-free interest rate	0.98%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	442.25%
Weighted average grant date fair value	$0.08

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

Note 3 - License and reconveyance agreements

Effective April 1, 2000, the Company entered into a License and Reconveyance Agreement with Windowshoppc.com Limited (“WSL”) and R.J.M. Ventures (“RJML”).  These agreements are royalty-free.  WSL and RJML owned or had rights in certain intellectual properties that were transferred or assigned to ICTV during 2003.  Accordingly, WSL and RJML granted all production rights, proprietary rights, inventory, development rights, tangible assets, licenses and any assets or rights to the Company.  The Company has the right to further develop and enhance the intellectual properties as the Company sees fit.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 4 - Commitments and contingencies

Leases

As of December 31, 2010, the Company had active leases related to the office space rented in Wayne, Pennsylvania and Bainbridge Island, Washington.  Total rent expense incurred during 2010 and 2009 totaled approximately $57,000 and $66,000, respectively.   The schedule below details the future financial obligations under the remaining two leases.

	2011	2012	2013	2014	2015	TOTAL OBLIGATION
Bainbridge Island	$5,535	$-	$-	$-	$-	$5,535

Wayne - Corporate HQ	$33,150	$8,075	$-	$-	$-	$41,225

Total Lease Obligations	$38,685	$8,075	$-	$-	$-	$46,760

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
DECEMBER 31, 2010 and 2009

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

The amount of expenses incurred for sales of the DermaWandTM were approximately $403,000 and $381,000 for the years ended December 31, 2010 and 2009, respectively, which included the $250,000 minimum payment.

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

The policy expires on April 20, 2011.

Note 5 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  The severance payable balance at December 31, 2010 is $230,000 of which $120,000 is current and $110,000 is long-term.

In October 2010, the Company terminated the employment of its Chief Operating Officer and committed to paying a four month severance.   The severance payable balance at December 31, 2010 is $33,333, all of which is a current liability.

Note 6 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $2,500 and $5,000 during the years ended December 31, 2010 and 2009, respectively. The advances are offset by payments which amounted to approximately $3,200 and $7,000 during the years ended December 31, 2010 and 2009, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 7 - Capital transactions

There were no capital transactions during the years ended December 31, 2010 and 2009.

We issued a total of 1,600,000 shares of our common stock and an equal number of warrants in a private placement of common stock and warrants in December 2007.  In the purchase agreement, the investors bought their stock at $2.20 per share, received warrants to purchase an equal number of shares at $3.00 per share, and were granted certain anti-dilution rights, which would essentially re-price their purchase if we later sold shares at a lower price.  At our current stock price, the anti-dilution provisions essentially precluded our raising capital through sales of our stock.

As a result, the Company requested that the investors waive their anti-dilution rights.  One of the requirements for us to obtain the requested waivers was to reduce the warrant exercise price to more closely reflect our current stock price.  The result of our negotiations with the investors was a reduction in the warrant exercise price to $.10 per share for those warrants exercised promptly, and a reduction in the warrant exercise price to $.40 per share for most of the remaining warrants.

On November 5, 2010, the Company’s Board of Directors approved a resolution which modified the terms of the 1,600,000 warrants.  The modified terms were (i) waiver of anti-dilution rights, (ii) modification of the exercise price of the warrants as defined in the agreement, and (iii) extension of expiration date to December 1, 2013.

At December 31, 2010, 1,041,267 warrants have been exercised for approximately $104,000.  The remaining warrants of 558,733 are exercisable between $0.10 and $3.00 per share and expire through December 1, 2013.

The Company accounted for this change of warrants as a modification of the warrants.   The modification of warrants, an equity instrument, resulted in a transfer of value to the holders of the instrument, thus as such this transfer of value has been characterized as a deemed dividend to shareholders.  The Company valued the deemed dividend as the incremental fair value of modified warrants compared to the fair value of the old warrants immediately prior to modification.  The weighted average grant date fair value of the warrants after modification was $0.05 per share.   The fair value of the warrants prior to modification was insignificant, therefore a deemed dividend to the shareholder was recorded for approximately $77,000 to account for the incremental fair value of the warrant modification, which is reflected as an increase and corresponding decrease in additional paid in capital.

The following assumptions were used in determining the grant date fair value of the warrants:

2010

Risk-free interest rate	0.60%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	365.00%

Index

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At December 31, 2010, there were 558,733 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring December 1, 2013. At December 31, 2010 there were 907,000 stock options outstanding and 657,000 were vested and exercisable at an exercise price of $2.00.

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31
	2010	2009
Options to purchase common stock	907,000	837,000
Warrants to purchase common stock	558,733	1,781,625

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the year ended December 31, 2010:	Income/(Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(795,913)	14,508,765	$(0.05)

For the year ended December 31, 2009:	Income/(Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(241,135)	14,505,912	$(0.02)

Note 9 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $4,900,000 and $4,300,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows as of December 31, 2010 and 2009:

	2010	2009
Net operating loss	$1,856,000	$1,605,000
Accrued returns and allowances	4,000	18,000
Accumulated depreciation	(5,000)	(14,000)
Other	59,000	70,000
Total deferred tax assets	$1,914,000	$1,679,000
Valuation allowance	(1,914,000)	(1,679,000)
Net deferred tax assets	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) and carryforwards could be used can be predicted to be more likely than not.  Net change to our valuation allowance for the year ended December 31, 2010 was an increase of $235,000.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation.   To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 9 - Income taxes (continued)

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

Information with respect to the Company’s operating income by geographic area is as follows:

	For the year ended December 31, 2010			For the year ended December 31, 2009
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$1,898,174	$2,005,045	$3,903,219	$4,618,028	$1,280,679	$5,898,707

COST OF SALES	1,290,420	812,028	2,102,448	2,319,421	577,231	2,896,652

Gross profit	607,754	1,193,017	1,800,771	2,298,607	703,448	3,002,055

Operating income (loss)	$(1,895,078)	$1,098,747	$(796,331)	$(865,010)	$624,154	$(240,856)

Selected balance sheet information by segment is presented in the following table as of December 31:

Total Assets	2010	2009
Domestic	$810,252	$1,528,237
International	33,931	53,972
Total Assets	$844,183	$1,582,209

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 11 – Subsequent events

On March 8, 2011, we issued an 8-K detailing the issuance of a total of 2,350,000 options to purchase common stock (the “Options”) to a total of nine directors, officers, employees and consultants in order to provide an additional incentive for their continuing services to the Company.  The options were issued pursuant to our 2001 Stock Option Plan, which was approved by our shareholders on February 26, 2001.

During March 2011, the Company acquired from one of its shareholders its equity interest in Better Blocks International Limited (“BBI”), a related party, consisting primarily of intellectual properties in exchange for 500,000 shares of the Company’s common stock.