Form 10-Q
period 2011-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2011-05-16
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

487 Devon Park Drive, Suite 212 Wayne, PA 19087
(Address of principal executive offices)

(206) 780-2921
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2011, the Issuer had 17,255,253 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	4

Notes to the Condensed Consolidated Financial Statements	5-18

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,408	$158,482
Restricted cash	1,740	2,060
Accounts receivable, net of doubtful account reserves of $305 and $1,801 respectively	4,076	75,805
Inventories, net	569,051	526,821
Prepaid expenses and deposits	11,901	46,674

Total current assets	628,176	809,842

Furniture and equipment	183,117	183,117
Less accumulated depreciation	152,299	148,776
Furniture and equipment, net	30,818	34,341

Total assets	$658,994	$844,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$727,818	$621,687
Accounts payable - related parties	30,859	30,859
Severance payable-short term	40,800	153,333
Deferred revenue	30,060	32,698
Tax penalties payable	260,000	260,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,680,260	1,689,300

Long-term severance payable	159,200	110,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized, 16,047,179 and 15,547,179 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	5,948	5,448
Additional paid-in-capital	5,264,973	5,257,293
Accumulated deficit	(6,451,387)	(6,217,858)

Total shareholders’ deficit	(1,100,466)	(955,117)

Total liabilities and shareholders’ deficit	$658,994	$844,183

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010

NET SALES	$532,238	$1,325,913

COST OF SALES	359,618	779,780

GROSS PROFIT	172,620	546,133

OPERATING EXPENSES:
General and administrative	287,663	474,296
Selling and marketing	118,493	147,109
Total operating expenses	406,156	621,405

OPERATING LOSS	(233,536)	(75,272)

INTEREST INCOME	7	144

NET LOSS	(233,529)	(75,128)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,529)	$(75,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,523	3,585
Stock based compensation	8,180	—
Change in assets and liabilities
Accounts receivable	71,729	(92,082)
Inventories	(42,230)	223,237
Prepaid expenses and other current assets	34,773	15,430
Accounts payable and accrued liabilities	106,131	(122,146)
Severance payable	(63,333)	—
Deferred revenue	(2,638)	(54,121)
Net cash used in operating activities	(117,394)	(101,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to related parties	—	(1,015)
Net cash used in financing activities	—	(1,015)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(117,394)	(102,240)

CASH AND CASH EQUIVALENTS, beginning of the period	160,542	376,495

CASH AND CASH EQUIVALENTS, end of the period	$43,148	$274,255

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998 and its wholly owned subsidiaries are:

Strategic Media Marketing Corp. (“SMM”) was incorporated in the Province of British Columbia on February 11, 2003 and has a December 31 fiscal year-end.

Effective February 17, 2011, the Company acquired 100% of the equity interest in Better Blocks International Limited (“BBI”), see Note 7.

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although our companies are incorporated in Nevada and British Columbia, operations are currently run from Washington State, Pennsylvania, and British Columbia.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the three month period ended March 31, 2011 of approximately $117,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $1,052,000 and an accumulated deficit of approximately $6,451,000 as of March 31, 2011.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of March 31, 2011, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2011 and March 31, 2010, 46% and 0% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 54% and 100% of the Company’s accounts receivable were due from three and four wholesale infomercial operators, respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At March 31, 2011 and December 31, 2010 the amount of Transfirst reserves were approximately $2,000 and $2,000 respectively.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $800 at March 31, 2011 and $7,000 at December 31, 2010 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our condensed consolidated Balance Sheets were approximately $16,000 at March 31, 2011, and $9,000 at December 31, 2010.

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

Depreciation expense amounted to approximately $3,500 and $3,600 for the three months ended March 31, 2011 and 2010, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

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

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the Derma Wand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized $0 and $94,000 in revenue related to the Allstar agreement in the three months ended March 31, 2011 and 2010 respectively.

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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $4,000 and $1,000 for the three months ended March 31, 2011 and 2010, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $46,000 and $50,000 for the three months ended March 31, 2011 and 2010, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred $0 and $6,000 in such costs for the three months ended March 31, 2011 and 2010, respectively.

Stock options

The Company has adopted an incentive stock option plan (“Plan”).  The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities.  The maximum term of options granted is 10 years and the number of shares authorized for grants of options is 3,000,000.

The Company uses ASC 718, “Share-Based Payments”, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2011 and 2010:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	—	657,000	657,000	$2.00
Granted during 2011	1,300,000	—	1,300,000	0.08
Exercised during the year	—	—	—	—
Cancelled during the year	—	—	—	—

Balance, March 31, 2011	1,300,000	657,000	1,957,000	$0.73

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2010	—	817,000	817,000	$1.68
Granted during 2010	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Balance, March 31, 2010	—	817,000	817,000	$1.68

There were 1,300,000 stock options granted under the existing stock option plan during the three months ended March 31, 2011.   Of the stock options currently outstanding, 657,000 options are currently vested and exercisable. The weighted average exercise price of these options was $2.00. These options expire in September 2011.  The aggregate intrinsic value for options outstanding and exercisable at March 31, 2011 and 2010 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

During February 2011, 1,300,000 options were granted to employees.   For the three months ended March 31, 2011, the Company recorded approximately $8,000 in stock compensation expense and approximately $161,000 of total unrecognized compensation cost related to non-vested option grants.  The exercise price for the options granted was $0.0828 per share and the options will be fully vested in approximately 3 years.

March 31,
2011

Risk-free interest rate	3.03%
Expected dividend yield	0.00
Expected life	6.00 years
Expected volatility	340.25%
Weighted average grant date fair value	$0.13

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

Note 4 - Commitments and contingencies

Leases

As of March 31, 2011, the Company had two active leases related to the office space rented in two locations: Bainbridge Island, Washington and Wayne, Pennsylvania.  Total rent expense incurred during the three months ended March 31. 2011 and 2010 totaled $13,218 and $14,172 respectively.  The schedule below details the future financial obligations under the remaining two leases.

	2011	2012	2013	2014	2015	2016	TOTAL OBLIGATION
Bainbridge Island	$2,590	$—	$—	$—	$—	$—	$2,590

Wayne - Corporate HQ	$24,225	$8,075	$—	$—	$—	$—	$32,300

Total Lease Obligations	$26,815	$8,075	$—	$—	$—	$—	$34,890

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
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

The amount of expenses incurred for sales of the DermaWandTM were approximately $57,000 and $112,000 for the periods ended March 31, 2011 and 2010, respectively.

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2011.  The policy was renewed again in April 2011 with a new scheduled expiration date of April 20, 2012.

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

In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.   Beginning in April 2012, the monthly payments will increase back to $10,000 per month through August 2013.  The severance payable balance at March 31, 2011 is $200,000 of which $40,800 is current and $159,200 is long-term.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

Note 6 - Related party transactions

The Company has received short-term advances from a shareholder.  There were no advances for the three months ended March 31, 2011 and 2010.  The advances are offset by repayments which amounted to approximately $0 and $1,000 during the three months ended March 31, 2011 and 2010, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying consolidated balance sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Note 7 - Capital transactions

In December 2007 we issued a total of 1,600,000 shares of our common stock and an equal number of warrants in a private placement of common stock and warrants. In the purchase agreement, the investors bought their stock at $2.20 per share, received warrants to purchase an equal number of shares at $3.00 per share, and were granted certain anti-dilution rights, which would essentially re-price their purchase if we later sold shares at a lower price. At our current stock price, the anti-dilution provisions essentially precluded our raising capital through sales of our stock.

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

Through March 31, 2011, 1,041,267 warrants have been exercised for approximately $104,000. The remaining warrants of 558,733 are exercisable between $0.10 and $3.00 per share and expire through December 1, 2013.

The Company accounted for this change of warrants as a modification of the warrants during the year ended December 31, 2010. The modification of warrants, an equity instrument, resulted in a transfer of value to the holders of the instrument, thus this transfer of value has been characterized as a deemed dividend to shareholders. The Company valued the deemed dividend as the incremental fair value of modified warrants compared to the fair value of the old warrants immediately prior to modification. The weighted average grant date fair value of the warrants after modification was $0.05 per share. The fair value of the warrants prior to modification was insignificant, therefore a deemed dividend to the shareholder was recorded for approximately $77,000 to account for the incremental fair value of the warrant modification, which is reflected as an increase and corresponding decrease in additional paid in capital for the year ended December 31, 2010.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)

Note 7 - Capital transactions (continued)

On February 17, 2011, the Company acquired from one of its shareholders 100% of its equity interest in Better Blocks International Limited (“BBI”), consisting primarily of intellectual properties in exchange for 500,000 shares of the Company’s common stock.

This transaction is between entities under common control and accordingly the net asset acquired is recorded at zero, which is the carrying value by BBI and is recorded as a capital transaction.

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At March 31, 2011, there were 558,733 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring December 1, 2013. At March 31, 2011 there were 1,957,000 stock options outstanding and 657,000 were vested and exercisable at an exercise price of $2.00.

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	March 31
	2011	2010
Options to purchase common stock	1,957,000	837,000
Warrants to purchase common stock	558,733	1,781,625

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the 3-months ended March 31, 2011:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share

Loss to common shareholders	$(233,529)	15,630,512	$(0.01)

For the 3-months ended March 31, 2010:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(75,128)	14,505,912	$(0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
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

Information with respect to the Company’s operating loss by geographic area is as follows:

	For the three months ended March 31, 2011			For the three months ended March 31, 2010
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$386,040	$146,198	$532,238	$699,971	$625,942	$1,325,913

COST OF SALES	296,054	63,564	359,618	487,663	292,117	779,780
Gross profit	89,986	82,634	172,620	212,308	333,825	546,133

Operating expenses:
General and administrative	285,659	2,004	287,663	453,834	20,462	474,296
Selling and marketing	118,493	—	118,493	141,372	5,737	147,109
Total operating expense	404,152	2,004	406,156	595,206	26,199	621,405

Operating income (loss)	$(314,166)	$80,630	$(233,536)	$(382,898)	$307,626	$(75,272)

Selected balance sheet information by segment is presented in the following table as of:

	March 31,	December 31,
Total Assets	2011	2010
Domestic	$654,622	$810,252
International	4,372	33,931
Total Assets	$658,994	$844,183

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and March 31, 2010
 (Unaudited)
Note 10 - Income taxes

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended March 31, 2011 and 2010.   At March 31, 2011 and December 31, 2010 the Company has approximately $260,000 accrued for various tax penalties.

The Company has not filed income tax returns since inception; therefore, the statute for all years remains open and any of these years could potentially be audited.

Note 11 – Subsequent events

On April 1, 2011, the Company issued 1,000,000 shares of common stock in a private placement at $0.10 for total consideration of $100,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in the “Management’s Discussion and Analysis or Plan of Operation”, or otherwise incorporated by reference into this document contain “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “intends”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2011 with the quarter ended March 31, 2010.

Revenues

Our revenues decreased to approximately $532,000 for the quarter ended March 31, 2011, down from approximately $1,326,000 recorded during the comparative quarter in 2010, a 60% decrease. There were three major reasons for the decrease in revenue.  The first reason relates to reduced sales on televised home shopping (HSN) as compared to the same period 2010.   During the three months ended March 31, 2011, the DermaWandTM revenue on HSN was approximately $362,000, as compared to approximately $539,000 during the comparative quarter in 2010.

The second reason for the decrease in revenue was a decline in international sales.  During the three months ended March 31, 2011, international sales revenue for the DermaWandTM was approximately $146,000, as compared to approximately $626,000 during the comparative quarter in 2010.

The third reason for the decrease in revenue was that in March 2010, the Company recognized approximately $94,000 of royalty income relating to the non-refundable royalty advance paid under the Allstar agreement.  No revenue was recognized under the Allstar agreement in 2011.

All revenues recorded during the quarter ended March 31, 2011 were generated by our own products, as was the case during the comparative period in 2010.

Gross Margin

Gross margin percentage was approximately 32% for the quarter ended March 31, 2011, down from approximately 41% during the comparative quarter in 2010.  The major reason for the decrease relates to the selling price on the DermaWand on the Home Shopping Network has decrease over the last year from and high of $69.95 to a low of $49.95.

In addition, the $94,000 of royalty income relating to the non-refundable royalty advance paid under the Allstar agreement, was recognized in March 2010.  This royalty income had no cost of sales associated with it, thus increasing the gross margin in 2010 as compared to 2011.

Operating Expenses

Total operating expenses decreased to approximately $406,000 during the quarter ended March 31, 2011, from approximately $621,000 during the quarter ended March 31, 2010, down approximately $215,000, or 35%.  Management’s efforts to reduce the level of expenses over the past 12 months are one of the reasons for the decrease in operating expenses.  A large portion of the decrease in operating expenses, approximately $68,000, can be attributed to a decrease in payroll expenses.  In addition, the Company has decreased accounting expenses by approximately $40,000 and consulting expenses by approximately $77,000. The remaining $30,000 in operating expense reduction relates to managements efforts to control costs during the first quarter of 2011.

Net Loss

The Company generated a net loss of approximately $234,000 for the quarter ended March 31, 2011, compared with a net loss of approximately $75,000 for the quarter ended March 31, 2010.  The major reason for the increased 2011 net loss was the reduction of revenue generated in our US and International distribution of the Derma WandTM product.

Liquidity and Capital Resources

At March 31, 2011, we had approximately $43,000 in cash on hand (including restricted cash), compared to approximately $161,000 at December 31, 2010.  We generated negative cash flows from operations of approximately $117,000 in the first quarter of 2011 compared to a negative cash flow from operations of approximately $101,000 for the same period in 2010.  The negative cash flow from operations during the current period was a result of a net loss of approximately $234,000, a decrease in accounts receivable of approximately $72,000, an increase in inventory of approximately $42,000, a decrease in prepaid expense and deposits of approximately $35,000, an increase in accounts payable of approximately $106,000, a decrease in severance payable of approximately $63,000, a decrease in deferred revenue of approximately $3,000, stock based compensation expense of approximately $8,000 and depreciation expense  of approximately $4,000

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

On April 1, 2011, the Company issued 1,000,000 shares of common stock in a private placement at $0.10 for total consideration of $100,000.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the quarter ended March 31, 2011, of approximately $117,000, and the Company, for the most part, has experienced recurring losses from operations. As of March 31, 2011, the Company had a negative working capital of approximately $1,052,000 compared to a negative working capital of approximately $879,000 at December 31, 2010, and an accumulated deficit of approximately $6,451,000 as of March 31, 2011.

Management plans to continue to seek to raise funds in addition to the sources above primarily through the sale of capital stock to sources still to be identified. However, to date, no additional sources have been identified by the Company and at this time, the Company is not party to any additional funding agreements.

As noted above under “Business,” our goal is to use the brand awareness we create in our infomercials to sell the products featured in our infomercials, along with related families of products, under distinct brand names in traditional retail stores.  We will need to raise additional capital to execute that business plan. There can be no assurance that the required capital will be available on commercially reasonable terms, if at all.  If we are unable to raise additional capital, we will assess all available alternatives including a sale of our assets or a merger.  If none of these alternatives are available, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2011. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as filed with the Commission with our Annual Report form 10-K filed on March 29, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e).

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

Our independent registered public accounting firm EisnerAmper LLP has informed us of certain conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) which are disclosed in our Form 10-K for the year ended December 31, 2010.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: May 16, 2011	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: May 16, 2011
	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	Chief Financial Officer