Form 10-Q
period 2011-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2011-08-15
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2011, the Issuer had 17,507,756 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$71,769	$158,482
Restricted cash	1,437	2,060
Accounts receivable, net of doubtful account reserves of $598 and $1,801, respectively	9,359	75,805
Inventories	568,049	526,821
Prepaid expenses and deposits	26,736	46,674

Total current assets	677,350	809,842

Furniture and equipment	183,117	183,117
Less accumulated depreciation	155,822	148,776
Furniture and equipment, net	27,295	34,341

Total assets	$704,645	$844,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$625,538	$621,687
Accounts payable - related parties	50,859	30,859
Severance payable-short term Deferred revenue	60,600	153,333
Deferred revenue	2,844	32,698
Tax penalties payable	260,000	260,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,590,564	1,689,300
Long-term severance payable	129,200	110,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized shares authorized, authorized 17,507,756 and 15,547,179 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	7,409	5,448
Additional paid-in-capital	5,423,271	5,257,293
Accumulated deficit	(6,445,799)	(6,217,858)

Total shareholders’ deficit	(1,015,119)	(955,117)

Total liabilities and shareholders’ deficit	$704,645	$844,183

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

NET SALES	$687,142	$896,453	$1,219,380	$2,222,365

COST OF SALES	298,992	524,820	658,610	1,304,599

GROSS PROFIT	388,150	371,633	560,770	917,766

OPERATING EXPENSES:
General and administrative	305,892	588,822	593,555	1,063,118
Selling and marketing	76,671	100,226	195,164	247,335
Total operating expenses	382,563	689,048	788,719	1,310,453

OPERATING INCOME (LOSS)	5,587	(317,415)	(227,949)	(392,687)

INTEREST INCOME	1	114	8	258

NET INCOME (LOSS)	$5,588	$(317,301)	$(227,941)	$(392,429)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.02)	$(0.01)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, January 1, 2011	15,547,179	$5,448	$5,257,293	$(6,217,858)	$(955,117)

Share based compensation expenses	-	-	22,070	-	22,070

Shares issued as part of BBI acquisition	500,000	500	(500)	-	-

Exercise of warrants	168,649	169	16,696	-	16,865

Issuance of common stock	1,291,928	1,292	127,712	-	129,004

Net loss	-	-	-	(227,941)	(227,941)

Balances, June 30, 2011	17,507,756	$7,409	$5,423,271	$(6,445,799)	$(1,015,119)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(227,941)	$(392,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,046	7,169
Stock based compensation	22,070	-
Change in assets and liabilities
Accounts receivable	66,446	12,212
Inventories	(41,228)	409,749
Prepaid expenses and other current assets	19,938	(1,667)
Accounts payable and accrued liabilities	3,851	(146,412)
Severance payable	(73,533)	-
Deferred revenue	(29,854)	(86,243)
Net cash used in operating activities	(253,205)	(197,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	129,004	-
Exercised warrants	16,865
Advances from related parties	40,000	-
Payments to related parties	(20,000)	(1,745)
Net cash provided by (used in) financing activities	165,869	(1,745)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,336)	(199,366)

CASH AND CASH EQUIVALENTS, beginning of the period	160,542	376,495

CASH AND CASH EQUIVALENTS, end of the period	$73,206	$177,129

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998.

Strategic Media Marketing Corp. (“SMM”) was incorporated in the Province of British Columbia on February 11, 2003 and has a December 31 fiscal year-end.   Effective February 7, 2011, SMM offices were closed down and the subsidiary was dissolved. Operations performed by SMM are now being managed out of our office.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the six month period ended June 30, 2011 of approximately $253,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $913,000 and an accumulated deficit of approximately $6,446,000 as of June 30, 2011.

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

There is no guarantee that the Company will be successful in bringing our products into the traditional retail environment.  If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs.  If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of June 30, 2011, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2011 and June 30, 2010, 22% and 3% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 78% and 97% of the Company’s accounts receivable were due from three and three wholesale infomercial operators, respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At June 30, 2011 and December 31, 2010 the amount of Transfirst reserves were approximately $1,000 and $2,000, respectively.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $1,200 at June 30, 2011 and $7,000 at December 31, 2010, respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that has been sold to customer for which cash has been collected; however, the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our condensed consolidated Balance Sheets were approximately $35,000 at June 30, 2011, and $9,000 at December 31, 2010.

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

Depreciation expense amounted to approximately $3,500 and $3,600 and $7,000 and $7,200 for the three and six months ended June 30, 2011 and 2010, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Revenue recognition

For our domestic direct response television sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the condensed consolidated Statement of Operations are net of sales taxes.

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

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the DermaWand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized $0 and $0 and $0 and $94,000 in revenue related to the Allstar agreement in the three and six months ended June 30, 2011 and 2010, respectively.

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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $4,000 and $3,000 and $8,000 and $4,000 for the three and six months ended June 30, 2011 and 2010, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $32,000 and $44,000 and $78,000 and $94,000 for the three and six months ended June 30, 2011 and 2010, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred zero and zero and zero and $6,000 in such costs for the three months and six ended June 30, 2011 and 2010, respectively.

Stock options

The Company has adopted an incentive stock option plan (“Plan”).  The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiary in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities.  The maximum term of options granted is 10 years and the number of shares authorized for grants of options is 3,000,000.

The Company uses ASC (“Accounting Standards Codification”) Topic 718, “Share-Based Payments”, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended June, 2011 and 2010:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	657,000	657,000	$2.00
Granted during 2011	1,300,000	-	1,300,000	0.08
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, June 30, 2011	1,300,000	657,000	1,957,000	$0.73

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2010	-	817,000	817,000	$1.68
Granted during 2010	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-

Balance, June 30, 2010	-	817,000	817,000	$1.68

There were zero and 1,300,000 stock options granted under the existing stock option plan during the three and six months ended June 30, 2011, respectively.   Of the stock options currently outstanding, 657,000 options are currently vested and exercisable. The weighted average exercise price of these options was $2.00. These options expire in September 2011.  The aggregate intrinsic value for options outstanding and exercisable at June 30, 2011 and 2010 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

During February 2011, 1,300,000 options were granted to employees.   For the three and six months ended June 30, 2011, the Company recorded approximately $14,000 and $22,000 in stock compensation expense and approximately $147,000 of total unrecognized compensation cost related to non-vested option grants.  The exercise price for the options granted was $0.0828 per share and the options will be fully vested in approximately 3 years.

The Company used Black Scholes model to value the 1,300,000 of options granted using the following assumptions:

Risk-free interest rate	3.03%
Expected dividend yield	0.00
Expected life	6.00 years
Expected volatility	340.25%
Exercise price	$0.0828

The weighted average grant date value of these options was $0.13.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 4 - Commitments and contingencies

Leases

As of June 30, 2011, the Company had two active leases related to the office space rented in two locations: Bainbridge Island, Washington and Wayne, Pennsylvania.  Total rent expense incurred during the three and six months ended June 30, 2011 and 2010 totaled $6,816 and $15,413 and $20,033 and $29,586, respectively.  During the period ended June 30, 2011, the Company renewed its lease at the Wayne, Pennsylvania location with lower monthly rent payments. The schedule below details the future financial obligations under the remaining two leases.

	2011	2012	2013	2014	2015	2016	TOTAL OBLIGATION
Bainbridge Island	$648	$-	$-	$-	$-	$-	$648

Wayne - Corporate HQ	$16,150	$8,075	$-	$-	$-	$-	$24,225

Total Lease Obligations	$16,798	$8,075	$-	$-	$-	$-	$24,873

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
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

The amount of expenses incurred for sales of the DermaWandTM were approximately $41,000 and $94,000 and $98,000 and $206,000 for the three and six months ended June 30, 2011 and 2010, respectively.

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2012.

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

In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.   Beginning in April 2012, the monthly payments will increase back to $10,000 per month through August 2013.  The severance payable balance at June 30, 2011 is $189,800 of which $60,600 is current and $129,200 is long-term.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 6 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $40,000 and zero during the six months ended June 30, 2011 and 2010, respectively.  The Company has made repayments which amounted to approximately $20,000 and $2,000 during the six months ended June 30, 2011 and 2010, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying condensed consolidated balance sheets.

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

As a result, the Company requested that the investors waive their anti-dilution rights. One of the requirements for us to obtain the requested waivers was to reduce the warrant exercise price to more closely reflect our current stock price. The result of our negotiations with the investors was a reduction in the warrant exercise price to $.10 per share for those warrants exercised promptly, and a reduction in the warrant exercise price to $.40 per share for most of the remaining warrants. In connection with this transaction, the Company issued 41,928 shares of common stock during the quarter ended June 30, 2011, in exchange for proceeds of approximately $4,000.

On November 5, 2010, the Company’s Board of Directors approved a resolution which modified the terms of the 1,600,000 warrants. The modified terms were (i) waiver of anti-dilution rights, (ii) modification of the exercise price of the warrants as defined in the agreement, and (iii) extension of expiration date to December 1, 2013.

Through June 30, 2011, 1,209,916 warrants have been exercised for approximately $121,000. The remaining warrants of 390,084 are exercisable between $0.10 and $3.00 per share and expire through December 1, 2013. During the quarter ended June 30, 2011, 168,649 warrants were exercised for approximately $17,000.

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

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010

 (Unaudited)

Note 7 - Capital transactions (continued)

On February 17, 2011, the Company acquired from one of its shareholders 100% of its equity interest in Better Blocks International Limited (“BBI”), consisting primarily of intellectual properties in exchange for 500,000 shares of the Company’s common stock.

This transaction is between entities under common control and accordingly the net asset acquired is recorded at zero, which is the carrying value of BBI and is recorded as a capital transaction.

On April 1, 2011, the Company issued 1,000,000 shares of common stock in a private placement at $0.10 for total consideration of $100,000.

On May 11, 2011, the Company issued 250,000 shares of common stock in a private placement at $0.10 for total consideration of $25,000.

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2011, there were 390,084 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring December 3, 2013. At June 30, 2011 there were 1,957,000 stock options outstanding and 657,000 were vested and exercisable at an exercise price of $2.00.

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	June 30,
	2011	2010
Options to purchase common stock	1,957,000	837,000
Warrants to purchase common stock	390,084	1,781,625

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the 3-months ended June 30, 2011:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income to common shareholders	$5,588	17,227,173	$0.00

Diluted earnings per share

Income to common shareholders	$5,588	17,426,547	$0.00

		Weighted Average
For the 3-months ended June, 2010:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(317,301)	14,505,912	$(0.02)

For the 6-month ended June 30, 2011:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(227,941)	16,433,253	$(0.01)

For the 6-month ended June 30, 2010:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(392,429)	14,505,912	$(0.03)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended June 30, 2011			For the three months ended June 30, 2010
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$531,865	$155,277	$687,142	$393,314	$503,139	$896,453

COST OF SALES	226,055	72,937	298,992	340,107	184,713	524,820
Gross profit	305,810	82,340	388,150	53,207	318,426	371,633

Operating expenses:
General and administrative	303,830	2,062	305,892	578,383	10,439	588,822
Selling and marketing	76,671	-	76,671	97,992	2,234	100,226
Total operating expense	380,501	2,062	382,563	676,375	12,673	689,048

Operating income (loss)	$(74,659)	$80,278	$5,587	$(623,168)	$305,753	$(317,415)

	For the six months ended June 30, 2011			For the six months ended June 30, 2010
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$917,905	$301,475	$1,219,380	$1,093,284	$1,129,081	$2,222,365

COST OF SALES	522,109	136,501	658,610	827,769	476,830	1,304,599
Gross profit	395,796	164,974	560,770	265,515	652,251	917,766

Operating expenses:
General and administrative	589,489	4,066	593,555	1,032,217	30,901	1,063,118
Selling and marketing	195,164	-	195,164	239,365	7,970	247,335
Total operating expense	784,653	4,066	788,719	1,271,582	38,871	1,310,453

Operating income (loss)	$(388,857)	$160,908	$(227,949)	$(1,006,067)	$613,380	$(392,687)

Selected balance sheet information by geographic area  is presented in the following table as of :

	June 30,	December 31,
Total Assets	2011	2010
Domestic	$665,305	$810,252
International	39,340	33,931
Total Assets	$704,645	$844,183

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and June 30, 2010
 (Unaudited)

Note 10 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $5,100,000 and $4,500,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended June 30, 2011 and 2010.   At June 30, 2011 and December 31, 2010 the Company has approximately $260,000 accrued for various tax penalties.

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2011 with the three and six months ended June 30, 2010.

Revenues

Our revenues decreased to approximately $687,000 and $1,219,000 for the three and six months ended June 30, 2011, down from approximately $896,000 and $2,222,000 recorded during the comparative periods in 2010, a 23% and 45% decrease respectively. There were two major reasons for the decrease in revenue.  The first reason for the decrease in revenue was a decline in international sales.  During the three and six months ended June 30, 2011, international sales revenue for the DermaWandTM was approximately $155,000 and $301,000, as compared to approximately $503,000 and $1,129,000 during the comparative quarter. Despite the reduction in international revenues during the quarter, domestic sales increased approximately $145,000 due to the transition from the Home Shopping Network to ShopNBC.

The second reason for the decrease in revenue was that in March 2010, the Company recognized approximately $94,000 of royalty income relating to the non-refundable royalty advance paid under the Allstar agreement.  No revenue was recognized under the Allstar agreement in 2011.

All revenues recorded during the quarter ended June 30, 2011 were generated by our own products, as was the case during the comparative period in 2010.

Gross Margin

Gross margin percentage was approximately 56% and 46% for the three and six months ended June 30, 2011 compared to 41% and 41% during the three and six months ended June 30, 2010.  The major reason for the increase relates to the Company’s decision to move the televised home shopping sales of  DermaWand from Home Shopping Network (HSN)  to ShopNBC.  The screen price for DermaWand on ShopNBC is currently $96.05 as compared to $59.95 for the past year on HSN.

Operating Expenses

Total operating expenses decreased to approximately $383,000 and $789,000 during the three and six months ended June 30, 2010, from approximately $689,000 and $1,310,000 during the three and six months ended June 30, 2010, down approximately $306,000 or 44% and $521,000, or 40%.  Management’s efforts to reduce the level of expenses over the past 12 months are one of the reasons for the decrease in operating expenses.  A large portion of the decrease in operating expenses, approximately $75,000 and $143,000 for the three and six months end June 30, 2011, respectively, can be attributed to a decrease in payroll expenses.  In addition, the Company has decreased accounting expenses by approximately $128,000 and $168,000 and consulting expenses by approximately $76,000 and $125,000 for the three and six months end June 30, 2011, respectively. The remaining $27,000 and $85,000 for the three and six months end June 30, 2011 in operating expense reduction relates to management’s efforts to control costs.

Net Income/Loss

The Company incurred a net income of approximately $6,000 and a net loss of approximately $228,000 for the three and six months ended June 30, 2011, compared with net losses of approximately $317,000 and $393,000 for the three and six months ended June 30, 2010.  The major reasons for the decreased 2011 net loss was the increased profit margins the Company achieved with the higher selling price for Derma Wand on ShopNBC, combined with management’s efforts to reduce operating expenditures.

Liquidity and Capital Resources

At June 30, 2011, we had approximately $73,000 in cash on hand (including restricted cash), compared to approximately $161,000 at December 31, 2010.  We generated negative cash flows from operations of approximately $253,000 in the six months end June 30, 2011 compared to a negative cash flow from operations of approximately $198,000 for the same period in 2010.  The negative cash flow from operations during the current period was a result of a net loss of approximately $228,000, a decrease in accounts receivable of approximately $66,000, an increase in inventory of approximately $41,000, a decrease in prepaid expense and deposits of approximately $20,000, an increase in accounts payable of approximately $4,000, a decrease in severance payable of approximately $74,000, a decrease in deferred revenue of approximately $30,000, stock based compensation expense of approximately $22,000 and depreciation expense  of approximately $7,000

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000.

On April 1, 2011, the Company issued 1,000,000 shares of common stock in a private placement at $0.10 for total consideration of $100,000.

On May 16, 2011, the Company issued 250,000 shares of common stock in a private placement at $0.10 for total consideration of $250,000.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the six month period ended June 30, 2011 of approximately $253,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $913,000 and an accumulated deficit of approximately $6,446,000 as of June 30, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2011. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as filed with the Commission with our Annual Report form 10-K filed on March 29, 2011.

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

Our independent registered public accounting firm EisnerAmper, LLP has informed us of certain conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) which are disclosed in our Form 10-K for the year ended December 31, 2010.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required for smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On April 1, 2011, we sold 1,000,000 shares of common stock for $100,000, and on May 11, 2011, we sold an additional 250,000 shares of common stock for $25,000 in private transactions.  The shares were issued as restricted stock, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. The proceeds were applied toward working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description

2*	Share and Option Purchase Agreement

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

3.3*	First Amendment to Amended and Restated Bylaws

10.1*	2001 Stock Option Plan

10.2*	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3*	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4**	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: August 15, 2011	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: August 15, 2011	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	Chief Financial Officer