Form 10-Q
period 2011-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2011-11-14
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2011, the Issuer had 18,007,756 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	3

	Condensed Consolidated Statement of Shareholders’ Deficit for the nine months ended September 30, 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements 6-20	6-20

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September,30 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$88,542	$158,482
Restricted cash	1,473	2,060
Accounts receivable, net of doubtful account reserves of $623 and $1,801, respectively	56,791	75,805
Inventories	619,208	526,821
Prepaid expenses and deposits	97,901	46,674

Total current assets	863,915	809,842

Furniture and equipment	183,117	183,117
Less accumulated depreciation	159,345	148,776
Furniture and equipment, net	23,772	34,341

Total assets	$887,687	$844,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$651,459	$621,687
Accounts payable - related parties	40,859	30,859
Severance payable-short term	80,400	153,333
Deferred revenue	107,119	32,698
Tax penalties payable	260,000	260,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,730,560	1,689,300

Long-term severance payable	99,200	110,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized authorized, 18,007,756 and 15,547,179 shares issued and outstanding as of September 30, 2011 and December 31, 2010,2010, respectively	7,909	5,448
Additional paid-in-capital	5,452,002	5,257,293
Accumulated deficit	(6,401,984)	(6,217,858)

Total shareholders’ deficit	(942,073)	(955,117)

Total liabilities and shareholders’ deficit	$887,687	$844,183

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

NET SALES	$744,299	$881,459	$1,963,679	$3,103,824

COST OF SALES	325,309	305,061	983,919	1,609,660

GROSS PROFIT	418,990	576,398	979,760	1,494,164

OPERATING EXPENSES:
General and administrative	296,054	684,194	889,609	1,747,312
Selling and marketing	79,121	86,991	274,285	334,326
Total operating expenses	375,175	771,185	1,163,894	2,081,638

OPERATING INCOME (LOSS)	43,815	(194,787)	(184,134)	(587,474)

INTEREST INCOME	-	101	8	359

NET INCOME (LOSS)	43,815	(194,686)	(184,126)	(587,115)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	0.00	(0.01)	(0.01)	(0.04)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, January 1, 2011	15,547,179	$5,448	$5,257,293	$(6,217,858)	$(955,117)

Share based compensation expenses	-	-	38,876	-	38,876

Shares issued as part of BBI acquisition	500,000	500	(500)	-	-

Exercise of warrants	168,649	169	16,696	-	16,865

Issuance of common stock	1,291,928	1,292	127,712	-	129,004

Issuance of common stock for consulting services	500,000	500	3,111	-	3,611

Issuance of warrants for consulting services	-	-	8,814	-	8,814

Net loss	-	-	-	(184,126)	(184,126)

Balances, September 30, 2011	18,007,756	$7,909	$5,452,002	$(6,401,984)	$(942,073)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,126)	$(587,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,569	10,755
Share based compensation	51,301	-
Change in assets and liabilities
Accounts receivable	19,014	(26,156)
Inventories	(92,387)	446,115
Prepaid expenses and other current assets	(51,227)	(6,107)
Accounts payable and accrued liabilities	29,772	(256,248)
Severance payable	(83,733)	262,080
Deferred revenue	74,421	(88,730)
Net cash used in operating activities	(226,396)	(245,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	129,004	-
Proceeds from exercised warrants	16,865
Advances from related parties	40,000	-
Payments to related parties	(30,000)	(708)
Net cash provided by (used in) financing activities	155,869	(708)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,527)	(246,114)

CASH AND CASH EQUIVALENTS, beginning of the period	160,542	376,495

CASH AND CASH EQUIVALENTS, end of the period	$90,015	$130,381

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the nine month period ended September 30, 2011 of approximately $226,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $867,000 and an accumulated deficit of approximately $6,402,000 as of September 30, 2011.

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
September 30, 2011 and September 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of September 30, 2011, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2011, 11% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 89% of the Company’s accounts receivable were due from four wholesale infomercial operators and televised shopping networks.  For the three and nine months ended September 30, 2011, approximately 58% and 61% of the Company’s gross sales were made to two and two major customers, respectively. Major customers are considered to be those who accounted for more than 10% of net sales. The aggregate accounts receivable balances for these two customers at September 30, 2011 was approximately $55,000  For the three and nine months ended September 30, 2010, approximately 76% and 60% of the Company’s gross sales were made to two and two major customers, respectively.

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
September 30, 2011 and September 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At September 30, 2011 and December 31, 2010 the amount of Transfirst reserves were approximately $1,000 and $2,000 respectively.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $20,000 at September 30, 2011 and $7,000 at December 31, 2010, respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that has been sold to customer for which cash has been collected; however, the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our condensed consolidated Balance Sheets were approximately $43,000 at September 30, 2011, and $9,000 at December 31, 2010.

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

Depreciation expense amounted to approximately $3,500 and $3,600 and $10,600 and $10,800 for the three and nine months ended September 30, 2011 and 2010, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
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

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the DermaWand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized $0 and $0 and $0 and $94,000 in revenue related to the Allstar agreement in the three and nine months ended September 30, 2011 and 2010, respectively.

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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $5,000 and $3,500 and $13,000 and $7,700 for the three and nine months ended September 30, 2011 and 2010, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $27,000 and $39,000 and $105,000 and $132,000 for the three and nine months ended September 30, 2011 and 2010, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred approximately $17,000 and $18,000 and $93,000 and $40,000 in such costs for the three months and nine ended September 30, 2011 and 2010, respectively.  The Company has approximately $57,000 and $0 included in prepaid expenses and deposits as of September 30, 2011 and December 31, 2010, respectively, related to prepaid infomercial production costs for which the infomercial has not yet aired.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2011 and 2010:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	657,000	657,000	$2.00
Granted during 2011	1,300,000	350,000	1,650,000	0.08
Exercised during the year	-	-	-	-
Expired during the year	-	(657,000)	(657,000)	(2.00)
Cancelled during the year	-	-	-	-

Balance, September 30, 2011	1,300,000	350,000	1,650,000	$0.08

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2010	-	817,000	817,000	$1.68
Granted during 2010	-	-	-	-
Exercised during the period	-	-	-	-
Cancelled during the period	-	-	-	-

Balance, September 30, 2010	-	817,000	817,000	$1.68

There were 350,000 and 1,650,000 stock options granted under the existing stock option plan during the three and nine months ended September 30, 2011, respectively.   Of the stock options currently outstanding, 58,333 options are currently vested and exercisable. The weighted average exercise price of these options was $0.08. These options expire in February 2021.  The aggregate intrinsic value for options outstanding and exercisable at September 30, 2011 and 2010 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

During the nine months ended September 30, 2011, 1,650,000 options were granted to employees and consultants.   For the three and nine months ended September 30, 2011, the Company recorded approximately $17,000 and $39,000 in stock compensation expense and approximately $148,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period.  The exercise price for the options granted was $0.0828 per share and the options have a 3 year vesting period.

The Company used Black Scholes model to value the 1,650,000 of options granted using the following assumptions:

Risk-free interest rate	1.92% - 3.03%
Expected dividend yield	0.00
Expected life	6 – 10 years
Expected volatility	313.16% - 340.25%
Exercise price	$0.0828

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
 (Unaudited)

Note 4 - Commitments and contingencies

Leases

As of September 30, 2011, the Company had one active lease related to the office space rented in Wayne, Pennsylvania.  Total rent expense incurred during the three and nine months ended September 30, 2011 and 2010 was $10,217 and $16,542 and $30,251 and $46,127, respectively.  During the period ended September 30, 2011, the Company renewed its lease at the Wayne, Pennsylvania location with lower monthly rent payments. The schedule below details the future financial obligations under the lease.

	2011	2012	2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$8,075	$8,075	$-	$-	$-	$-	$16,150

Total Lease Obligations	$8,075	$8,075	$-	$-	$-	$-	$16,150

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
September 30, 2011 and September 30, 2010
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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.  The amount of expenses incurred for sales of the DermaWandTM were approximately $70,000 and $104,000 and $169,000 and $311,000 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.   Beginning in April 2012, the monthly payments will increase back to $10,000 per month through August 2013.  The severance payable balance at September 30, 2011 is $179,600 of which $80,400 is current and $99,200 is long-term.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
 (Unaudited)

Note 6 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $40,000 and zero during the nine months ended September 30, 2011 and 2010, respectively.  The Company has made repayments which amounted to approximately $30,000 and $1,000 during the nine months ended September 30, 2011 and 2010, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying condensed consolidated balance sheets.

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

As a result, the Company requested that the investors waive their anti-dilution rights. One of the requirements for us to obtain the requested waivers was to reduce the warrant exercise price to more closely reflect our current stock price. The result of our negotiations with the investors was a reduction in the warrant exercise price to $.10 per share for those warrants exercised promptly, and a reduction in the warrant exercise price to $.40 per share for most of the remaining warrants. In connection with this transaction, the Company issued 41,928 shares of common stock during the nine months ended September 30, 2011, in exchange for proceeds of approximately $4,000.

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

Through September 30, 2011, 1,209,916 warrants have been exercised for approximately $121,000. The remaining warrants of 390,084 are exercisable at prices between $0.10 and $3.00 per share and expire through December 1, 2013. For the nine months ended  September 30, 2011, 168,649 warrants have been exercised for total proceeds of approximately $17,000.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
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

On August 5, 2011, the Company entered into a three year corporate public relations consulting agreement.  As part of the agreement, the consultants received compensation in the form of 500,000 shares of stock, 500,000 warrants with an exercise price of $0.10 that expire 14 months from the date of the agreement, and 1,000,000 warrants with an exercise price of $0.50 that expire 24 months from the date of the agreement. The 500,000 shares of common stock issued were valued at the fair value on the date of grant. The Company recognized approximately $3,600 of expense for the three months ended September 30, 2011 related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $61,000 which will be recognized over the next 34 months.

The Company used Black Scholes model to value the 1,500,000 of warrants granted using the following assumptions:

Risk-free interest rate	0.11% - 0.28%
Expected dividend yield	0.00
Expected life	1.33 – 2.00 years
Expected volatility	303.3% - 430.9%
Exercise price	$0.10 - $0.50

The weighted average grant date fair value of these options was $0.06.

For the three months ended September 30, 2011 the Company recorded approximately $3,800 of stock based compensation expense for the 500,000 warrants issued to the consultants.  As of September 30, 2011, there was approximately $23,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 12 months.

For the three months ended September 30, 2011 the Company recorded approximately $5,000 of stock based compensation expense for the 1,000,000 warrants issued to the consultants.  As of September 30, 2011, there was approximately $55,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 22 months.

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
September 30, 2011 and September 30, 2010
(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2011, there were 1,890,084 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through December 1, 2013. At September 30, 2011 there were 1,650,000 stock options outstanding and 58,333 were vested and exercisable at an exercise price of $0.828.

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	September 30,
	2011	2010
Options to purchase common stock	1,650,000	837,000
Warrants to purchase common stock	1,890,084	1,781,625

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the 3-months ended September 30, 2011:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic earnings per share

Income to common shareholders	$43,815	17,638,191	$0.00

Diluted earnings per share

Income to common shareholders	$43,815	17,638,191	$0.00

For the 3-months ended September, 2010:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(194,686)	14,505,912	$(0.01)

For the 9-month ended September 30, 2011:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(184,126)	16,844,086	$(0.01)

For the 9-month ended September 30, 2010:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(587,115)	14,505,912	$(0.04)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended September 30, 2011			For the three months ended September 30, 2010
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$366,223	$378,076	$744,299	$495,819	$385,640	$881,459

COST OF SALES	152,823	172,486	325,309	187,808	117,253	305,061
Gross profit	213,400	205,590	418,990	308,011	268,387	576,398

Operating expenses:
General and administrative	296,420	(366)	296,054	670,126	14,068	684,194
Selling and marketing	79,121	-	79,121	77,563	9,428	86,991
Total operating expense	375,541	(366)	375,175	747,689	23,496	771,185

Operating income (loss)	$(162,141)	$205,956	$43,815	$(439,678)	$305,753	$(194,787)

	For the nine months ended September 30, 2011			For the nine months ended September 30, 2010
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$1,284,128	$679,551	$1,963,679	$1,589,103	$1,514,721	$3,103,824

COST OF SALES	674,932	308,987	983,919	1,015,577	594,083	1,609,660
Gross profit	609,196	370,564	976,760	573,526	920,638	1,494,164

Operating expenses:
General and administrative	885,909	3,700	889,609	1,702,343	44,969	1,747,312
Selling and marketing	274,285	-	274,285	316,928	17,398	334,326
Total operating expense	1,160,194	3,700	1,163,894	2,019,271	62,367	2,081,638

Operating income (loss)	$(550,998)	$366,864	$(184,134)	$(1,445,745)	$858,271	$(587,474)

Selected balance sheet information by geographic area is presented in the following table as of :

	September 30,	December 31,
Total Assets	2011	2010
Domestic	$855,862	$810,252
International	31,825	33,931
Total Assets	$887,687	$844,183

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 30, 2010
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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended September 30, 2011 and 2010.   At September 30, 2011 and December 31, 2010 the Company has approximately $260,000 accrued for various tax penalties.

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

Just as fluctuations in our revenues are driven by changes in our product mix, our gross margins from period to period depend on our product mix and the distribution channels.  Our gross margins vary according to whether the products we are selling are primarily our own products or third-party products.  As a general rule, the gross margins for our own products are considerably higher based on proportionately smaller cost of sales.  For third-party products, our general experience is that our gross margins are lower, because we record as cost of sales the proportionately higher cost of acquiring the product from the manufacturer.  Within each category (i.e., our own products versus third-party products), gross margins still tend to vary based on factors such as market price sensitivity and cost of production.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2011 with the three and nine months ended September 30, 2010.

Revenues

Our revenues decreased to approximately $744,000 and $1,964,000 for the three and nine months ended September 30, 2011, down from approximately $881,000 and $3,104,000 recorded during the comparative periods in 2010, a 16% and 37% decrease, respectively. There were three major reasons for the decrease in revenue.  The first reason for the decrease in revenue was a decline in international sales.  During the three and nine months ended September 30, 2011, international sales revenue for the DermaWandTM was approximately $378,000 and $680,000, as compared to approximately $386,000 and $1,515,000 in the comparative periods in the prior year.

The second reason for the decrease in revenue was a decline in domestic sales.  During the three and nine months ended September 30, 2011, domestic sales revenue for the DermaWandTM was approximately $366,000 and $1,284,000, as compared to approximately $496,000 and $1,589,000 in the comparative periods in the prior year.

The third reason for the decrease in revenue was that in March 2010, the Company recognized approximately $94,000 of royalty income relating to the non-refundable royalty advance paid under the Allstar agreement.  No revenue was recognized under the Allstar agreement in 2011.

All revenues recorded during the quarter ended September 30, 2011 were generated by our own products, as was the case during the comparative period in 2010.

Gross Margin

Gross margin percentage was approximately 56% and 50% for the three and nine months ended September 30, 2011 compared to 65% and 48% during the three and nine months ended September 30, 2010.  The reason for the decrease in gross margin for the three months ended September 30, 2011 is due to the fact that domestic sales decreased in the three months ended September 30, 2011 as compared to the same period in 2010.   These domestic sales come primarily from televised shopping and web based sales, both of which generate higher selling prices than our international business. The reason for the increase in gross margin for the nine months ended September 30, 2011 is due to the Company’s decision to move the televised home shopping sales of Derma Wand from Home Shopping Network (HSN)  to ShopNBC.  The screen price for DermaWand on ShopNBC is currently $96.05 as compared to $59.95 on HSN.

Operating Expenses

Total operating expenses decreased to approximately $375,000 and $1,164,000 during the three and nine months ended September 30, 2011, from approximately $771,000 and $2,082,000 during the three and nine months ended September 30, 2010, down approximately $396,000 or 51% and $918,000, or 44%, respectively.  Management’s efforts to reduce the level of expenses over the past 12 months are one of the reasons for the decrease in operating expenses.  A large portion of the decrease in operating expenses, approximately $340,000 and $484,000 for the three and nine months ended September 30, 2011, respectively, can be attributed to a decrease in payroll and severance expenses.  In addition, the Company has decreased accounting expenses by approximately $34,000 and $212,000 and consulting expenses by approximately $21,000 and $153,000 for the three and nine months end September 30, 2011, respectively. The remaining $1,000 and $69,000 for the three and nine months end September 30, 2011 in operating expense reduction relates to management’s efforts to control costs.

Net Income/Loss

The Company incurred a net income of approximately $44,000 and a net loss of approximately $184,000 for the three and nine months ended September 30, 2011, compared with net losses of approximately $195,000 and $587,000 for the three and nine months ended September 30, 2010.  The major reasons for the decreased 2011 net loss was the increased profit margins the Company achieved with the higher selling price for Derma Wand on ShopNBC, combined with management’s efforts to reduce operating expenditures.

Liquidity and Capital Resources

At September 30, 2011, we had approximately $90,000 in cash on hand (including restricted cash), compared to approximately $161,000 at December 31, 2010.  We generated negative cash flows from operations of approximately $226,000 in the nine months ended September 30, 2011 compared to a negative cash flow from operations of approximately $245,000 for the same period in 2010.  The negative cash flow from operations during the current period was a result of a net loss of approximately $184,000, a decrease in accounts receivable of approximately $19,000, an increase in inventory of approximately $92,000, an increase in prepaid expense and deposits of approximately $51,000, an increase in accounts payable of approximately $30,000, a decrease in severance payable of approximately $84,000, an increase in deferred revenue of approximately $74,000, stock based compensation expense of approximately $51,000 and depreciation expense  of approximately $11,000

We have a note payable to The Better Blocks Trust (“BB Trust”) in the amount of approximately $591,000. This loan is interest-free and has no specific terms of repayment.

On April 1, 2011, the Company issued 1,000,000 shares of common stock in a private placement at $0.10 for total consideration of $100,000.

On May 16, 2011, the Company issued 250,000 shares of common stock in a private placement at $0.10 for total consideration of $250,000.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the nine month period ended September 30, 2011 of approximately $226,000, and the Company, for the most part, has experienced recurring losses from operations. The Company had a negative working capital of approximately $867,000 and an accumulated deficit of approximately $6,402,000 as of September 30, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2011. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as filed with the Commission with our Annual Report form 10-K filed on March 29, 2011.

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

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II –  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required for smaller reporting company

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On August 5, 2011, the Company entered into a three year corporate public relations consulting agreement.  As part of the agreement, the consultants received compensation in the form of 500,000 shares of stock, 500,000 warrants with an exercise price of $0.10 that expire 14 months from the date of the agreement, and 1,000,000 warrants with an exercise price of $0.50 that expire 24 months from the date of the agreement. The shares were issued as restricted stock, and a restrictive legend was placed on the share certificates. The issuance of the shares and warrants were exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON  SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: November 14, 2011	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: November 14, 2011	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: President and Chief Financial Officer