Form 10-K
period 2011-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2012-03-30
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number 0-49638
INTERNATIONAL COMMERCIAL TELEVISION INC.
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

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2011 (the last business day of our most recently completed second fiscal quarter) was $1,750,776 using the closing price of $0.10 on June 30, 2011.

As of March 26, 2012, the registrant had issued and outstanding 20,227,756 shares of common stock.

Documents Incorporated by Reference:  None.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to
Annual Report on Form 10- K
For the Year Ended December 31, 2011

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

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

International Commercial Television, Inc. (“ICTV” or the “Company” or “we” or “us”) sells various consumer products via infomercials and through other channels.  We produce long-form infomercials and short-form advertising spots and sell our proprietary brands of advertised products directly to our viewing audience. In addition, we sell products via televised shopping networks, the internet, and retail distribution channels.

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

For the fiscal years ended December 31, 2011 and December 31, 2010, 58% and 49%, respectively, of our product sales were generated from products sold domestically.

Our international division represented 42% and 51% of our sales volume for the years ended December 31, 2011 and 2010, respectively. International revenues resulted primarily from the sale of products to international distributors who in turn marketed our products to their respective markets via direct response and retail marketing channels.

We are a Nevada corporation, and our headquarters are located at 487 Devon Park Drive, Suite 212, Wayne, PA 19087.

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

●
Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace.  Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

●	Must support a minimum 5 times mark-up from landed cost while still representing good perceived value to the consumer;

Must have a unique “hook” to be able to catch the attention of the viewer - infomercials simply portray the consumer’s problem and the solution provided by the product and usually present a significant before and after state - the bigger the problem solved by the product, the greater the sales potential;

●	Easily and effectively promoted through sustained television branding;
●	Supports a margin sufficiently high enough to maintain profitability to us when sold through conventional retailers;
●	Has high volume sales potential, to ensure retailer interest;
●
Exhibits potential for “back-end” sales either through traditional retail or by company-run “auto ship” continuity programs - the more related products that are available for upsell/back-end campaigns, the wider the advantage in the infomercial marketplace;

●	Should have the potential to be turned into a long-term retail item – a product can drive retail sales by capitalizing on awareness advertising that is created with a successful infomercial; and
●	Must be relatively easy to ship.

Our primary product categories are health and beauty, diet and fitness, and leisure and toy products.  These categories have performed well in Direct Response Television (“DRTV”) campaigns and they move smoothly to retail sales channels.  Retail buyers seek out new and better products in these categories, especially branded products that have gained a high profile through television.

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

On March 3, 2010, ICTV terminated its agreement in which it granted exclusive distribution rights of the Derma WandTM to Allstar Marketing Group (“Allstar”) for all U.S. distribution channels with the exception of televised home shopping and beauty salons,  with an effective date of March 13, 2010. After a “sell-off” period granted to Allstar that ended April 30, 2010, ICTV secured its rights back for complete U.S. distribution of the DermaWand.  The $94,000 in non-refundable royalty advance was recognized as revenue upon the termination of the agreement.

On November 9, 2011, ICTV began airing a new Derma WandTM long-form infomercial.   Through December 31, 2011, the new DermaWandTM infomercial aired 579 times on both national cable stations and throughout a variety of major and minor broadcast markets in the United States.  The Company recognized approximately $128,000 of revenue relate to the new DermaWandTM infomercial during 2011.  The infomercial has continued to run through March 2012, and it is the Company’s plan to continue airing it throughout the entire year.

Index

DermaVital Hydra Infusion Treatment

DermaVitalTM  is a product that allows water to penetrate the skin's surface, thus re-hydrating the deeper layers.  Medical experts, including dermatologists, agree that dehydration or lack of water is a major cause of skin problems.  The problem is that the skin by itself is virtually waterproof and water cannot penetrate its resilient surface.  This moisturizing formula has the ability to send water into the deeper layers of the skin where it is most needed.  The result is a deeper moisturization that softens, cleanses and hydrates the skin in a way that enhances and supports the skin's own natural functions.

DermaVitalTM has been offered to DermaWand buyers through U.S. DRTV and Internet distribution channels as a monthly continuity program, and to HSN customers as an “add on” product to their DermaWand purchase.

Additional Products – Various Categories

Smart StacksTM
We acquired the rights to exclusively manufacture and market an innovative storage system known as “Smart StacksTM”.  Since the long-form infomercial was first aired in October 1998, one million Smart StacksTM storage systems have been sold worldwide, of which 400,000 of those were sold on QVC in triple pack form.

In the fall of 2010, the Company did a DRTV media test of Smart Stacks. There were no sales of Smart StacksTM during 2011 and the Company has no immediate plans for selling this product.

Slender LiftTM
In November 2009, we acquired worldwide exclusive license to manufacture and sell the Slender LiftTM, a slimming garment system for women. In the spring of 2010, the Company did a DRTV media test of Slender LiftTM. In February 2012, we tested Slender LiftTMon a televised home shopping channel.   The product sold at an introductory price of $24.95.  The test consisted of one airing of approximately eight minutes and generated sales of approximately 200 units.  Three additional airing are scheduled for early April 2012.

BetterBlocksTM
In April 2000 we acquired the exclusive, royalty-free worldwide license to manufacture market and distribute BetterBlocksTM, a patented plastic toy building system, under the Share and Option Purchase Agreement with The Better Blocks Trust, a shareholder.   BetterBlocksTM has been sold mainly through DRTV, mail order catalogues, retail and the television shopping channel QVC.

The Company tested the BetterBlocksTM product line on televised shopping in the fall of 2009, and has continued to sell the product on the internet in 2011 and 2010.  Revenue for BetterBlocksTM was approximately $6,000 and $300 during 2011 and 2010, respectively.  The Company plans to continue selling BetterBlocksTM through the web during 2012 and plans to sell this product in conjunction with the promotion of the new line of BetterBlocksTM, Glo-B’sTM.

Glo-B’sTM

On March 14, 2012, the Company completed the execution of an agreement with Hutton Miller LLC for the production of one and two minute direct response television commercials to be aired on major US children’s cable channels, featuring Glo-B’sTM.

Glo-B’sTM is a toy building block system that bends, moves, shapes and curves.  Solidly made of quality glow-in-the-dark neon colored plastic, the blocks glow in their respective colors. Glo-B’sTM are designed for children 3 + years and will connect with and enhance other popular building block sets. Recent years have seen the “construction toy” segment of the toy market in the USA on a sharp increase, with actual “building and doing” once again enjoying a resurgence of popularity with both children and parents alike.

The production agreement calls for “best efforts” completion of the TV spots by May 31, 2012 and the Company expects to begin testing the commercials on kids’ cable stations during the summer months, while children are home from school on summer vacation.  If we achieve positive restuls from these tests, our goal will  to be in a good position for a profitable DRTV, internet, and live television home shopping for a 2012 Christmas promotion, with a continued DRTV push through 2013. We plan to begin a progressive retail rollout beginning summer 2013, climaxing in an anticipated full Christmas retail placement later in that year.

Index

Strike N’ SetTM

In July 2010, we entered into an exclusive, royalty-free worldwide agreement to distribute Strike N’ SetTM, a patented fishing lure system manufactured by MBCT Global Ventures, LLC.  As part of the agreement, ICTV was required to develop and produce at its own expense, 60-second, 120-second, and 15 minute infomercials.   In January 2011, ICTV began production of these infomercials and in July 2011 ran a U.S. media test of the product.  Revenue for Strike N Set was approximately $4,000 during 2011.  The Company plans to continue selling Strike N SetTM through the web during 2012, in addition to re-testing two minute infomercial later this year.

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

Index

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

Index

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

●	Trademarks

We have several registered trademarks for BetterBlocksTM in countries throughout the world.  We have also registered trademarks in the United States for Derma WandTM, DermaVitalTM, Smart StacksTM, Slender LiftTM, BetterBlocksTM, Glo-B’sTM, and Strike N’ SetTM.

●	Patents

We have patents for the toy building elements of BetterBlocksTM in several countries throughout the world.  We also have the exclusive right to the use of the worldwide patent for DermaWandTM, as is necessary to manufacture, market and distribute DermaWandTM .  In addition, we have the exclusive right to the use of the worldwide patent for the distribution of Strike N’ SetTM.

●	Copyrights

We have copyright registrations for all versions of our infomercials for DermaWandTM and BetterBlocksTM.

●	Registered Designs

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

Royalty Agreements
In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWandTM under the following agreements:

Index

DermaWandTM

●	Under a marketing and royalty agreement with the developer of DermaWandTM, we are obligated to pay them a royalty at a fixed rate per unit sold. The agreement is silent as to its duration.

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

Employees

During the course of 2011 we employed a total of six employees, five full-time employees and one part-time employee.    We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”.  A “penny stock” is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.  The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them.  Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our issuance of additional shares may have the effect of diluting the interest of shareholders.

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders.  Out of our 100,000,000 authorized common shares, 81,942,244 shares, or approximately 82%, remain unissued at December 31, 2011.  The board of directors has the power to issue such shares without shareholder approval.  None of our 20,000,000 authorized preferred shares are issued.  We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

Our executive officers and directors own or exercise full or partial control over approximately 36.6% of our outstanding common stock.  As a result, other investors in our common stock may not have much influence on corporate decision-making.  In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

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

Index

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

The Company has not filed its mandatory tax filings since inception. Management believes that the potential income tax liability to the Company is not significant since the Company reported significant losses for most years since inception. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns is a violation of any of its contractual covenants. The Company is working to become current with its mandatory tax filings and plans to do so during the 2012 fiscal year.

We have material weaknesses in our controls over financial reporting and the effectiveness of our disclosure controls and procedures.

Due in large part to our limited management personnel, we have identified material weaknesses in our financial reporting and disclosure controls and procedures, including an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting, an inadequate number of personnel to properly implement control procedures, insufficient written policies and procedures for accounting and financial reporting, and lack of an audit committee.  While identified, these material weaknesses continue as of December 31, 2011.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES
Our executive offices are located in Wayne, Pennsylvania with a monthly lease payment of $2,692.

On February 1, 2011, we entered into a 6 month office leases in Bainbridge Island, WA, with a monthly lease payment of $650. The lease expired on August 1, 2011 and was not renewed.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard.  Our property is adequately covered by insurance in the Wayne location.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding or litigation and none of our property is the subject of a pending legal proceeding.  Further, our officers and directors know of no material legal proceedings against us or our property contemplated by any entity including any governmental authority.

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable

Index

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded in the “OTC.BB,” which does not constitute an “established trading market”.  The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Stockwatch is set forth below.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter ended	High	Low	Quarter ended	High	Low
	$	$		$	$
December 31, 2011	0.20	0.05	December 31, 2010	0.15	0.03
September 30, 2011	0.13	0.04	September 30, 2010	0.23	0.07
June 30, 2011	0.15	0.03	June 30, 2010	0.30	0.05
March 31, 2011	0.21	0.02	March 31, 2010	0.80	0.05

HOLDERS

As of March 26, 2012, there were 20,227,756 shares of common stock outstanding.   We estimate these shares are held by approximately 300 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2011, 1,650,000 options are outstanding under the Plan.

In December 2011, our Board of Directors approved our 2011 Incentive Stock Option Plan (the “2011 Plan”).  The 2011 Plan will be submitted to our shareholders for approval in 2012.  The 2011 Plan is designed for selected employees of the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of December 31, 2011, zero options are outstanding under the 2011 Plan.

Index

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,650,000	$0.08	3,000,000
Equity compensation plans not approved by security holders	250,000	$0.08	n/a
Total	1,900,000	$0.08	3,000,000

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

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2011, with the fiscal year ended December 31, 2010.

Index

Revenues

Net sales decreased $801,000 or 20.5% to approximately $3,102,000 in 2011 from approximately $3,903,000 in 2010, primarily as a result of decline in international sales. During 2011, international sales revenue for the DermaWandTM was approximately $1,299,000, as compared to approximately $2,005,000 in the prior year, a decrease of approximately $706,000.  The decline in international sales can be attributed to the global recession, as well as the age of the DermaWandTM infomercial that was running internationally for the majority of 2011.   With the production of the new infomercial, the Company is anticipating an increase in sales through international distributors during 2012.

In addition, during March 2010, the Company recognized approximately $94,000 of royalty income relating to the non-refundable royalty advance paid under the Allstar agreement. No revenue was recognized under the Allstar agreement in 2011.

One hundred percent of net sales were generated by the sale of our own products in 2011 and 2010.

Gross Margin

Gross margin percentage increased to approximately 49.5% in 2011 from approximately 46.1% in 2010.  There are three factors that affect the increase in gross margin.  The first factor is the decrease in International sales during 2011 of approximately $706,000 compared to 2010. DermaWandTM is sold wholesale internationally with an average price of approximately $21.

A second reason gross margin increased in 2011 was the transition of televised home shopping networks.  In May 2011 the Company made the decision to move the televised home shopping sales of Derma Wand from Home Shopping Network (HSN)  to ShopNBC, upon where a higher screen price for the DermaWand is offered on ShopNBC as compared to HSN.  Finally, the sales generated from the new DermaWandTM infomercial have an average selling price of approximately $145, including shipping and handling.   There were no infomercial sales of DermaWandTM during 2010.

In 2011, we generated approximately $1,534,000 in gross margin, compared to approximately $1,801,000 in 2010.

Operating Expenses

Total operating expenses decreased to approximately $2,020,000 in 2011, down from approximately $2,597,000 in 2010, a decrease of $577,000, or 22.2%.  Management’s efforts to reduce the level of expenses over the past twelve months are one of the reasons for the decrease in operating expenses.  A significant amount of the decrease in operating expenses, approximately $576,000, can be attributed to a decrease in payroll and severance expenses.  In addition, the Company has decreased accounting expenses by approximately $198,000 and consulting expenses by approximately $139,000.  In addition to the decrease, certain expenses increased due to the re-launching of the Derma Wand infomercial in November of 2011.  Offsetting these decreases were increases in operating costs of approximately $161,000 in media expense, $136,000 in production expenses, and $32,000 in answering service expenses.

Net Loss

Our net loss for the year ended December 31, 2011 was approximately $485,900, compared to a 2010 net loss of approximately $796,000. The major reason for the decreased 2011 net loss was the increased profit margins the Company achieved with the higher selling price for Derma Wand on ShopNBC, combined with management’s efforts to reduce operating expenditures.

Liquidity and Capital Resources

At December 31, 2011, we had approximately $59,000 in cash and cash equivalents (including restricted cash), compared to approximately $161,000 at December 31, 2010. We incurred a negative cash flow from operations of approximately $353,000 in 2011, compared to a negative cash flow from operations of approximately $319,000 in 2010. In addition to the approximately $485,900 net loss, the Company’s cash flow from operations were impacted by an increase in inventory on hand of approximately $192,000, a decrease in accounts receivable of approximately $30,000, a decrease in prepaid expense and deposits of approximately $26,000, an increase in accounts payable of approximately $235,000, a decrease in severance payable of approximately $94,000, a decrease in deferred revenue of approximately $8,000, an increase in tax penalties payable of approximately $10,000, and depreciation expense of approximately $14,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of approximately $591,000.  This loan is interest-free and has no specific terms of repayment.

On April 1, 2011, the Company issued 1,000,000 shares of common stock in a private placement at $0.10 for total consideration of $100,000.

Index

On May 16, 2011, the Company issued 250,000 shares of common stock in a private placement at $0.10 for total consideration of $250,000.

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).   This loan accrues interest of prime plus 1%.   Interest is paid monthly.   Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012.   The loan permits payment in advance without penalty at any time.  On January 24, 2012, the Company modified its loan with the Canadian lender.  The note was modified and increased the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made to the Company.  In addition, the interest was modified to lender’s cost, plus two-percent interest and the note became convertible into shares of common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.

On February 17, 2012, the Board authorized the issuance of up to 2,500,000 shares of common stocks to be purchased at $0.15 per share through February 29, 2012.  On February 29, 2012, the Board amended the resolution to authorize the issuance of up to 3,000,000 shares of common stock to be purchased at $0.15 per share through March 23, 2012.  A total of 2,695,000 shares were purchased through March 23, 2012 for proceeds of $404,250.  In addition, for every three shares of common stock purchased, the purchasers will receive one warrant to purchase common stock at $0.25 per share.    The warrant will expire three years after its issuance date.    The warrants have a weighted average fair value of $0.33.  The fair value of the warrant has been estimated on the date of grant using a Black-Scholes Pricing Model.  See Note 11.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the year ended December 31, 2011, of approximately $353,000, and the Company, for the most part, has experienced recurring losses from operations. As of December 31, 2011, the Company had a negative working capital of approximately $1,043,000, compared to approximately $879,000 at December 31, 2010, and an accumulated deficit of approximately $6,704,000 as of December 31, 2011.

Although we currently sell our products primarily though infomercials, the goal of our business is to use the brand awareness we create in our infomercials to sell our products (along with additional line extensions) under distinct brand names in traditional retail stores.  Our objective is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category.  We are developing the infrastructure to create these brands of products so that we can implement our business plan.

There is no guarantee that the Company will be successful in bringing our products into the traditional retail environment.  If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs.  If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its business plan.  In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements does not include any adjustment relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $13,000 and $7,000 for the years ended December 31, 2011 and 2010 respectively.  The allowances are calculated based on historical customer returns and bad debts.

Index

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $42,000 and $9,000 at December 31, 2011 and 2010, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $12,000 and $0 of inventory of consigned product as of December 31, 2011 and 2010, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Revenue recognition

For our domestic direct response television sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the Consolidated Statement of Operations are net of sales taxes.

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

The Company entered into an exclusive distribution agreement with Allstar Marketing (“Allstar”) in May 2009. As part of the agreement with Allstar, the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands. Allstar was required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month. The Company recorded revenue in the month goods were sold per the Allstar royalty statements.

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the DermaWand. Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized $0 and $94,000 in revenue related to the Allstar agreement for the years ended December 31, 2011 and 2010 respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures.  Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting discussed below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management believes that, as of December 31, 2011, our internal control over financing reporting was not effective due to the following material weaknesses:

Index

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

The material weaknesses listed above are weaknesses that were discovered during prior assessments and continued during the current year.  Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future. The Company cannot predict when it will be able to appropriately address such weaknesses. However, we believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weakness in internal control over financial reporting as of December 31, 2011.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

ITEM 9B.  OTHER INFORMATION

None.

Index

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

NAME	AGE	POSITION
Kelvin Claney	61	Chief Executive Officer, Secretary and Director
Richard Ransom	33	President and Chief Financial Officer
Stephen Jarvis	57	Director

Kelvin Claney –Chief Executive Officer, Secretary, Director

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

Richard Ransom – President and Chief Financial Officer

Richard Ransom joined ICTV in July of 2008 as the Company’s Controller, and was appointed as Chief Financial Officer on December 8, 2008. Mr. Ransom joined the Company with eight years of experience in financial management roles at Traffic.com, Hildebrandt International, and Grant Thornton. He is a graduate of Pennsylvania State University with a degree in Accounting, and received his MBA from Delaware Valley College in December, 2009.  In August 2011, Mr. Ransom was promoted to President of ICTV.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2011.

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

Index

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2011 and 2010, by our chief executive officer and president, chief operating officer, and chief financial officer (the "Named Officers").    No options or SAR grants were made to the Named Officers in 2011 or 2010, nor were any options or SAR’s exercised by the Named Officers.

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)
Kelvin Claney (Chief Executive Officer)	2011	180,000	nil
	2010	180,000	nil
Richard Ransom (President and Chief Financial Officer)	2011	125,000	nil
	2010	125,000	nil
Richard Scheiner (Chief Operating Officer)1	2011	0	nil
	2010	200,000	nil
1	Mr. Scheiner resigned as of October 29, 2010

Compensation of Directors

During 2011 and 2010, our directors received no compensation for their service as directors, although they did receive reimbursement for expenses.  In February 2012, Stephen Jarvis, one of our directors was paid $5,000 for consulting work above and beyond his duties as a director.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2012 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of March 26, 2012, we had 20,227,756 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned
Kelvin Claney, President and Chief Executive Officer, Member of the Board of Directors (1)	7,100,493	35.1%
The Better Blocks Trust, declared January 1, 1994 (2)	7,078,826	35.0%

Stephen Jarvis, Member of the Board of Directors (3)	305,000	1.5%
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP – 3 INDIVIDUALS	7,405,493	36.6%

Index

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)
Includes 7,078,826 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee.  Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.  Mr. Claney’s business address is 10245 Sunrise Place, NE , Bainbridge Island, Washington 98110.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $40,000 and $2,500 during the years ended December 31, 2011 and 2010, respectively. The advances are offset by repayments which amounted to approximately $32,500 and $3,200 during the years ended December 31, 2011 and 2010, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in Accounts Payable – Related Parties on the accompanying consolidated balance sheets.

The Company has a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

We have two directors.  Under the definition of director independence found in NASD Rule 4200, Stephen Jarvis is our sole independent director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On August 18, 2010 the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm.  The Company filed Form 8-K on August 18, 2010 acknowledging this change.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was approximately $97,500 in 2011 and approximately $89,250 in 2010.  Approximately $68,250 and $21,000 were billed for services rendered from EisnerAmper, LLP and Amper, Politziner & Mattia, LLP, respectively during 2010.

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

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by the Chief Executive Officer and the Chief Financial Officer.

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

101.INS****	XBRL Instance Document

101.SCH****	XBRL Schema Document

101.CAL****	XBRL Calculation Linkbase Document

101.LAB****	XBRL Label Linkbase Document

101.PRE****	XBRL Presentation Linkbase Document

101.DEF****	XBRL Definition Linkbase Document

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:	March 30, 2012	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	March 30, 2012
Name: Kelvin Claney
Title: Chief Executive Officer and Director

By:	/s/ Richard Ransom	Date:	March 30, 2012
Name: Richard Ransom
Title: President and Chief Financial Officer, Principal Accounting Officer

By:	/s/ Stephen Jarvis	Date	March 30, 2012
Name: Stephen Jarvis
Title: Director

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
International Commercial Television, Inc.

We have audited the accompanying consolidated balance sheets of International Commercial Television, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2011. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Commercial Television, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/EisnerAmper, LLP

Edison, New Jersey
March 30, 2012

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,337	$158,482
Restricted cash	5,467	2,060
Accounts receivable, net of doubtful account reserves of $13,317 and $7,000, respectively	46,220	75,805
Inventories, net	718,450	526,821
Prepaid expenses and other current assets	20,559	46,674

Total current assets	844,033	809,842

Furniture and equipment	183,117	183,117
Less accumulated depreciation	162,868	148,776
Furniture and equipment, net	20,249	34,341

Total assets	$864,282	$844,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable – short term	$65,363	$-
Accounts payable and accrued liabilities	856,542	621,687
Accounts payable - related parties	38,359	30,859
Severance payable - short term	40,800	153,333
Deferred revenue	25,128	32,698
Tax penalties payable	270,000	260,000
Note payable to shareholder	590,723	590,723
Total current liabilities	1,886,915	1,689,300

Long-term severance payable	128,600	110,000
Long-term note payable	32,681	-
Total long-term liabilities	161,281	110,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 18,057,756 and 15,547,179 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	7,959	5,448
Additional paid-in-capital	5,511,877	5,257,293
Accumulated deficit	(6,703,750)	(6,217,858)

Total shareholders’ deficit	(1,183,914)	(955,117)

Total liabilities and shareholders’ deficit	$864,282	$844,183

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

NET SALES	$3,102,041	$3,903,219

COST OF SALES	1,567,876	2,102,448

GROSS PROFIT	1,534,165	1,800,771

OPERATING EXPENSES:

General and administrative	1,332,008	2,197,927
Selling and marketing	687,809	399,175

Total operating expenses	2,019,817	2,597,102

OPERATING LOSS	(485,652)	(796,331)

OTHER (EXPENSES) INCOME, NET:
Interest (expense) income, net	(240)	418
Total other (expenses) income, net	(240)	418

NET LOSS	$(485,892)	$(795,913)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.05)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock			Additional
	$0.001 par value			Paid-In	Accumulated
	Shares	Amount		Capital	Deficit	Totals

Balance at January 1, 2010	14,505,912	$4,407		$5,126,763	$(5,421,945)	$(290,775)

Net loss	-	-		-	(795,913)	(795,913)

Share based compensation	-	-		27,444	-	27,444

Exercise of warrants	1,041,267	1,041		103,086	-	104,127

Balance at December 31, 2010	15,547,179	$5,448		$5,257,293	$(6,217,858)	$(955,117)

Net loss	-	-		-	(485,892)	(485,892)

Share based compensation	-		-	70,163	-	70,163

Shares issued as part of BBI acquisition	500,000	500		(500)	-	-

Exercise of warrants	168,649	169		16,696	-	16,865

Issuance of common stock	1,291,928	1,292		127,712	-	129,004

Issuance of common stock for consulting services	550,000	550		18,478	-	19,028

Issuance of warrants for consulting services	-	-		22,035	-	22,035

Balance at December 31, 2011	18,057,756	$7,959		$5,511,877	$(6,703,750)	$(1,183,914)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(485,892)	$(795,913)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	14,092	14,339
Bad debt expense	43,594	-
Stock based compensation	111,226	27,444
Change in assets and liabilities
Accounts receivable	(14,009)	16,743
Inventories	(191,629)	488,088
Prepaid expenses and other current assets	26,115	2,902
Accounts payable and accrued liabilities	234,855	(243,606)
Severance payable	(93,933)	263,333
Tax penalties	10,000	10,000
Deferred revenue	(7,570)	(102,702)
Net cash and cash equivalents used in operating activities	(353,151)	(319,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	16,865	104,127
Proceeds from issuance of common stock	129,004	-
Proceeds from note payable	98,044	-
Advances from related parties	40,000	2,524
Payments to related parties	(32,500)	(3,232)
Net cash and cash equivalents provided by financing activities	251,413	103,419

NET DECREASE IN CASH AND CASH EQUIVALENTS	(101,738)	(215,953)

CASH AND CASH EQUIVALENTS, beginning of the year	160,542	376,495

CASH AND CASH EQUIVALENTS, end of the year	$58,804	$160,542

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

Effective February 17, 2011, the Company acquired 100% of the equity interest in Better Blocks International Limited (“BBI”), see Note 7.

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although our companies are incorporated in Nevada and New Zealand, a substantial portion of operations are currently run from the Wayne, Pennsylvania office.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the past fiscal year of approximately $353,000, and, for the most part, has experienced recurring losses from operations. The Company had negative working capital of approximately $1,043,000 and an accumulated deficit of approximately $6,704,000 as of December 31, 2011.

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

Note 2 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the period February 17, 2011 through December 31, 2011 and SMM for the period January 1, 2011 through February 7, 2011 and for the year ended December 31, 2010.  All significant inter-company transactions and balances have been eliminated.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  As of December 31, 2011, the Company did not exceed the federally insured limit in its investment savings. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2011 and December 31, 2010, 39% and 4% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 61% and 96% of the Company’s accounts receivable were due from two and three wholesale infomercial operators, respectively.  Major customers are considered to be those who accounted for more than 10% of net sales.  The aggregate accounts receivable balances for these two major customers at December 31, 2011 was approximately $33,000.

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

Restricted Cash

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered as “Restricted Cash”.  At December 31, 2011 and 2010 the amount of Transfirst reserves were approximately $5,000 and $2,000, respectively.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Consolidated Statements of Operations.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $13,000 and $7,000 for the years ended December 31, 2011 and 2010, respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $42,000 and $9,000 at December 31, 2011 and 2010, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $12,000 and $0 in inventory of consigned product as of December 31, 2011 and 2010, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $14,000 for each of the years ended December 31, 2011 and 2010.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2011 and 2010.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

The Company entered into an exclusive distribution agreement with Allstar Marketing (“Allstar”) in May 2009. As part of the agreement with Allstar, the Company received non-refundable royalty advances which were booked as deferred revenue until Allstar sold DermaWands.   Allstar was required to provide ICTV with monthly royalty statements per the contract within 30 days of the end of each month.  The Company recorded revenue in the month goods were sold per the Allstar royalty statements.

In March 2010, the Allstar agreement was terminated and the Company retained the exclusive distribution rights for the Derma Wand.   Upon termination of the contract, the Company recognized the remaining non-refundable royalty advances that were previously booked in deferred revenue. The Company recognized $0 and $94,000 in revenue related to the Allstar agreement in the years ended December 31, 2011 and 2010, respectively.

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

Shipping and handling

Amounts billed to customers for shipping and handling are included in revenue: shipping and handling revenue approximated $61,000 and $13,000 for the years ended December 31, 2011 and 2010, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $233,000 and $227,000 for the years ended December 31, 2011 and 2010, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred approximately $172,000 and $11,000 in such costs for the years ended December 31, 2011 and 2010, respectively.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2011, 1,650,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of December 31, 2011, zero options are outstanding under the 2011 Plan.

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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2011 and 2010:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	657,000	657,000	$2.00
Granted	1,300,000	350,000	1,650,000	0.08
Exercised	-	-	-	-
Expired	-	(657,000)	(657,000)	(2.00)

Balance, December 31, 2011	1,300,000	350,000	1,650,000	$0.08

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2010	-	817,000	817,000	$1.68
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	(160,000)	(160,000)	0.36

Balance, December 31, 2010	-	657,000	657,000	$2.00

Of the stock options currently outstanding, zero options are currently vested and exercisable. The weighted average exercise price of these options was $0.08. These options expire in February 2021. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2011 and 2010 was immaterial.

During the year ended December 31, 2011, 1,650,000 options were granted to employees and consultants.  For the years ended December 31, 2011 and 2010, the Company recorded approximately $70,000 and $7,000 respectively in stock compensation expense related to vesting of options previously granted.  Approximately $165,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 2 years.

The following assumptions are used in the Black-Scholes option pricing model for the year ended December 31, 2011 to value the stock options outstanding:

2011

Risk-free interest rate	1.92%-3.03%
Expected dividend yield	0.00
Expected life	6.00 - 10.00 years
Expected volatility	313.16%-340.25%
Weighted average grant date fair value	$ 0.14

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

During 2010, 250,000 options were granted to a consultant for services rendered.  These options were issued outside the Company’s stock option plan.   For the years ended December 31, 2011 and 2010, the Company recorded approximately zero and $20,000 in stock compensation expense.   The exercise prices for the 150,000 and 100,000 options granted were $0.25 and $0.075 per share, respectively, and the options will be fully vested in approximately 2 years.

2010

Risk-free interest rate	0.98%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	442.25%
Weighted average grant date fair value	$0.08

Of the 250,000 stock options currently outstanding and issued in 2010 and 2011, as of December 31, 2011, 83,333 options are currently vested and exercisable. The weighted average exercise price of these options was $0.18. These options expire in December 2013. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2011 and 2010 was immaterial.

The following is a summary of all stock options outstanding, and nonvested for the year ended December 31, 2011:

	Number of Shares
	Employee	Non- Employee	Totals	Weighted Average
				Exercise Price
	-
Balance, January 1, 2011 – nonvested	-	250,000	250,000	$0.08
Granted	1,300,000	350,000	1,650,000	0.08
Vested	-	(83,333)	(83,333)	0.08
Forfeited	-	-	-	-

Balance, December 31, 2011 - nonvested	1,300,000	516,667	1,816,667	$0.08

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 3 - Commitments and contingencies

Leases

As of December 31, 2011, the Company had an active lease related to the office space rented in Wayne, Pennsylvania.  Total rent expense incurred during 2011 and 2010 totaled approximately $38,000 and $57,000, respectively.  During the year ended December 31, 2011, the Company renewed its lease at the Wayne, Pennsylvania location with lower monthly rent payments, which now extends through March, 2013.   The schedule below details the future financial obligations under the remaining two leases.

	2012	2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$32,300	$8,075	$-	$-	$-	$40,375

Total Lease Obligations	$32,300	$8,075	$-	$-	$-	$40,375

DermaWandTM

On October 15, 1999, Windowshoppe.com Limited (“WSL”) entered into an endorsement agreement with an individual for her appearance in a DermaWand infomercial. On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The initial term of the agreement was five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five-year terms unless R.J.M.Ventures (“RJML”) is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.  The Company assumed any and all responsibilities associated with the license and reconveyance agreements dated April 1, 2000 entered into by the Company and WSL and RJML. On January 5, 2001, WSL entered into an agreement with Omega 5.   WSL shall have worldwide nonexclusive rights to manufacture, market and distribute DermaWandTM.  In consideration of these rights, WSL shall pay a monthly payment for each unit sold of DermaWand depending on various scenarios as defined in the agreement.  The agreement is silent as to its duration.

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM.  This agreement was amended and superseded on July 28, 2010.   The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period.  If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only.  If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.

The amount of expenses incurred for sales of the DermaWandTM were approximately $248,000 and $403,000 for the years ended December 31, 2011 and 2010, respectively.

Employment Agreement

Effective March 1, 2011, the Company entered into an employment agreement with the CEO of the Company.  Under the terms of this agreement, the Company agrees that in consideration of services performed, the Company will pay an annual salary of $180,000, subject as appropriate to an adjustment to be approved by the Company’s Board of Directors on an annual basis. The CEO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, as well as employee is entitled to receive issuance of stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The initial term of this employment agreement is five years and shall automatically renew for successive one year periods unless either party provides no less than 60 days prior written notice of their intent not to renew the agreement.

Index

Other matters
INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 3 - Commitments and contingencies (continued)

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased its own liability insurance to cover all direct to consumer product sales in the US and worldwide, which expires on April 20, 2012. At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.   In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance at December 31, 2011 and 2010 is $169,400 and $263,333, respectively of which $40,800 is current and $128,600 is long-term as of December 31, 2011.

In October 2010, the Company terminated the employment of its Chief Operating Officer and committed to paying a four month severance.   The severance payable balance at December 31, 2011 and 2010 is $0 and $33,333, respectively.

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $40,000 and $2,500 during the years ended December 31, 2011 and 2010, respectively. The advances are offset by payments which amounted to approximately $32,500 and $3,200 during the years ended December 31, 2011 and 2010, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in accounts payable – related parties, on the accompanying Consolidated Balance Sheets.

The Company has a note payable to a shareholder in the amount of $590,723. This loan is interest-free and has no specific terms of repayment.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).   This loan accrues interest of prime (3.25% at December 31, 2011) plus 1%.   Interest is paid monthly.   Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012.   The loan permits payment in advance without penalty at any time.  This note was subsequently amended in January 2012.  See Note 11.  The lender of this note is also one of the two persons that receive royalty payments on the DermaWand sales as noted in Note 3.

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

As a result, the Company requested that the investors waive their anti-dilution rights.  One of the requirements for us to obtain the requested waivers was to reduce the warrant exercise price to more closely reflect our current stock price.  The result of our negotiations with the investors was a reduction in the warrant exercise price to $.10 per share for those warrants exercised promptly, and a reduction in the warrant exercise price to $.40 per share for most of the remaining warrants.  In connection with this transaction, the Company issued 41,928 shares of common stock during the year ended December 31, 2011, in exchange for proceeds of approximately $4,000.

On November 5, 2010, the Company’s Board of Directors approved a resolution which modified the terms of the 1,600,000 warrants.  The modified terms were (i) waiver of anti-dilution rights, (ii) modification of the exercise price of the warrants as defined in the agreement, and (iii) extension of expiration date to December 1, 2013.

The Company accounted for this change of warrants as a modification of the warrants during the year ended December 31, 2010.   The modification of warrants, an equity instrument, resulted in a transfer of value to the holders of the instrument, thus as such this transfer of value has been characterized as a deemed dividend to shareholders.  The Company valued the deemed dividend as the incremental fair value of modified warrants compared to the fair value of the old warrants immediately prior to modification.  The weighted average grant date fair value of the warrants after modification was $0.05 per share.   The fair value of the warrants prior to modification was insignificant, therefore a deemed dividend to the shareholder was recorded for approximately $77,000 to account for the incremental fair value of the warrant modification, which is reflected as an increase and corresponding decrease in additional paid in capital during the year ended December 31, 2010.

The following assumptions were used in determining the grant date fair value of the warrants:

2010

Risk-free interest rate	0.60%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	365.00%

Through December 31, 2011, 1,209,916 warrants have been exercised for approximately $121,000. The remaining warrants of 390,084 are exercisable at prices between $0.10 and $3.00 per share and expire through December 1, 2013. For the year ended December 31, 2011 and 2010, 168,649 and 1,041,267 warrants have been exercised for total proceeds of approximately $17,000 and $104,000, respectively.

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
DECEMBER 31, 2011 and 2010

Note 7 - Capital transactions (continued)

On April 1, 2011, the Company issued 1,000,000 shares of common stock in a private placement at $0.10 for total consideration of $100,000.

On May 11, 2011, the Company issued 250,000 shares of common stock in a private placement at $0.10 for total consideration of $25,000.

On August 5, 2011, the Company entered into a three year corporate public relations consulting agreement. As part of the agreement, the consultants received compensation in the form of 500,000 shares of stock, 500,000 warrants with an exercise price of $0.10 that expire 14 months from the date of the agreement, and 1,000,000 warrants with an exercise price of $0.50 that expire 24 months from the date of the agreement. The 500,000 shares of common stock issued were valued at the fair market value of the stock on the date of grant. The Company recognized approximately $9,000 of stock based compensation expense for the year ended December 31, 2011 related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $56,000 which will be recognized over the next 31 months.

The Company used Black Scholes model to value the 1,500,000  warrants granted using the following assumptions:

Risk-free interest rate	0.11% - 0.28%
Expected dividend yield	0.00
Expected life	1.33 – 2.00 years
Expected volatility	303.3% - 430.9%
Exercise price	$ 0.10 - $0.50

The weighted average grant date fair value of these warrants was $0.06.

For the year ended December 31, 2011 the Company recorded approximately $9,600 of stock based compensation expense for the 500,000 warrants issued to the consultants. As of December 31, 2011, there was approximately $17,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 9 months.

For the year ended December 31, 2011 the Company recorded approximately $12,400 of stock based compensation expense for the 1,000,000 warrants issued to the consultants. As of December 31, 2011, there was approximately $47,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 19 months.

In November 2011, the Company issued a former consultant 50,000 shares of common stock for prior services rendered.   The Company recognized $10,000 of share based compensation expense during 2011 in relation to this transaction based on the closing stock price on date of settlement.

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At December 31, 2011, there were 1,890,084 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through December 3, 2013. At December 31, 2011 there were 1,900,000 stock options outstanding and 83,333 were vested and exercisable at an exercise price of $0.08.

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31
	2011	2010
Options to purchase common stock	1,900,000	907,000
Warrants to purchase common stock	1,890,084	558,733

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:
For the year ended December 31, 2011:	Income/(Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(485,892)	17,145,925	$(0.03)

For the year ended December 31, 2010:	Income/(Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(795,913)	14,508,765	$(0.05)

Note 9 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $5,000,000 and $4,400,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows as of December 31, 2011 and 2010:

	2011	2010
Net operating loss	$1,948,000	$1,802,000
Accrued returns and allowances	21,000	4,000
Accumulated depreciation	(3,000)	(5,000)
Other	187,000	165,000
Total deferred tax assets	$2,153,000	$1,966,000
Valuation allowance	(2,153,000)	(1,966,000)
Net deferred tax assets	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) and carryforwards could be used can be predicted to be more likely than not.  Net change to our valuation allowance for the year ended December 31, 2011 was an increase of $187,000.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 9 - Income taxes (continued)

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations.  At December 31, 2011 and 2010, the Company had approximately $270,000 and $260,000, respectively accrued for various tax penalties.

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the year ended December 31, 2011, is as follows:

2011
Federal rate	34.00%
State tax rate	5.95%
Effect of permanent differences	(3.30)%
Effect of valuation allowance	(36.65)%
Effective tax rate	0.00%

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

Information with respect to the Company’s operating income by geographic area is as follows:

	For the year ended December 31, 2011			For the year ended December 31, 2010
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$1,802,921	$1,299,120	$3,102,041	$1,898,174	$2,005,045	$3,903,219

COST OF SALES	966,811	601,065	1,567,876	1,290,420	812,028	2,102,448

Gross profit	836,110	698,055	1,534,165	607,754	1,193,017	1,800,771

Operating expenses:
General and administrative	1,207,424	124,584	1,332,008	1,979,754	218,173	2,197,927
Selling and marketing	634,586	53,223	687,809	339,496	59,679	399,175
Total operating expenses	1,842,010	177,807	2,019,817	2,319,250	277,852	2,597,102

Operating income (loss)	$(1,005,900)	$520,248	$(485,652)	$(1,711,496)	$915,165	$(796,331)

Selected balance sheet information by segment is presented in the following table as of December 31:

Total Assets	2011	2010
Domestic	$834,965	$810,252
International	29,317	33,931
Total Assets	$864,282	$844,183

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Note 11 – Subsequent events

On January 24, 2012, the Company modified its loan with the Canadian lender.  The note was modified and increased the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made to the Company.  In addition, the interest was modified to lender’s cost, plus two-percent interest and the note became convertible into shares of common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.

On February 17, 2012, the Board authorized the issuance of up to 2,500,000 shares of common stocks to be purchased at $0.15 per share through February 29, 2012.  On February 29, 2012, the Board amended the resolution to authorize the issuance of up to 3,000,000 shares of common stock to be purchased at $0.15 per share through March 23, 2012.  A total of 2,695,000 shares were purchased through March 23, 2012 for proceeds of $404,250.  In addition, for every three shares of common stock purchased, the purchasers will receive one warrant to purchase common stock at $0.25 per share.    The warrant will expire three years after its issuance date.    The warrants have a weighted average fair value of $0.33.  The fair value of the warrant has been estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions:

Risk-free interest rate	0.36 – 0.58%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	410%-418%
Exercise price	$0.25

The fair value of the warrants will be recorded as an increase and corresponding decrease to additional paid-in capital.