Form 10-Q
period 2012-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2012-05-15
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2012, the Issuer had 20,647,756 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statement of Shareholders’ Deficit for the three months ended March 31, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements	6-23

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$350,010	$53,337
Cash held in escrow	62,245	5,467
Accounts receivable, net of doubtful account reserves of $104,906 and $13,317, respectively	273,228	46,220
Inventories, net	654,325	718,450
Prepaid expenses and other current assets	163,017	20,559
Total current assets	1,502,825	844,033

Furniture and equipment	85,444	183,117
Less accumulated depreciation	67,465	162,868
Furniture and equipment, net	17,979	20,249

Total assets	$1,520,804	$864,282

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable – short term	$120,000	$65,363
Accounts payable and accrued liabilities	1,033,626	856,542
Short term advances payable – related parties	30,850	38,359
Severance payable – short term	40,800	40,800
Deferred revenue	6,946	25,128
Tax penalties payable	270,000	270,000
Note payable to shareholder – short-term	-	590,723
Total current liabilities	1,502,222	1,886,915
Severance payable – long-term	118,400	128,600
Note payable to shareholder – long-term	590,723	-
Note payable – long-term	13,169	32,681
Total long-term liabilities	722,292	161,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,647,756 and 18,057,756 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	10,550	7,959
Additional paid-in-capital	6,011,098	5,511,877
Accumulated deficit	(6,725,358)	(6,703,750)

Total shareholders’ deficit	(703,710)	(1,183,914)

Total liabilities and shareholders’ deficit	$1,520,804	$864,282

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

NET SALES	$2,655,311	$532,238

COST OF SALES	984,498	359,618

GROSS PROFIT	1,670,813	172,620

OPERATING EXPENSES:
General and administrative	542,833	287,663
Selling and marketing	1,148,582	118,493
Total operating expenses	1,691,415	406,156

OPERATING LOSS	(20,602)	(233,536)

OTHER (EXPENSES) INCOME, NET:
Interest (expense) income, net	(1,006)	7
Total other (expenses) income, net	(1,006)	7

NET LOSS	(21,608)	(233,529)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2012	18,057,756	$7,959	$5,511,877	$(6,703,750)	$(1,183,914)

Share based compensation expenses	-	-	94,674	-	94,674

Issuance of common stock	2,590,000	2,591	385,909	-	388,500

Issuance of common stock for consulting services	-	-	5,417	-	5,417

Issuance of warrants for consulting services	-	-	13,221	-	13,221

Net loss	-	-	-	(21,608)	(21,608)

Balance at March 31, 2012	20,647,756	$10,550	$6,011,098	$(6,725,358)	$(703,710)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,608)	$(233,529)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	3,481	3,523
Bad debt expense	116,273	-
Stock based compensation	113,312	8,180
Change in assets and liabilities
Accounts receivable	(343,281)	71,729
Inventories	64,125	(42,230)
Prepaid expenses and other current assets	(142,458)	34,773
Accounts payable and accrued liabilities	177,084	106,131
Severance payable	(10,200)	(63,333)
Deferred revenue	(18,182)	(2,638)
Net cash used in operating activities	(61,454)	(117,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,211)	-
Net cash used in investing activities	(1,211)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	388,500	-
Proceeds from note payable	40,000	-
Payments on note payable	(4,875)	-
Payments to related parties	(7,509)	-
Net cash provided in financing activities	416,116	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	353,451	(117,394)

CASH AND CASH EQUIVALENTS, beginning of the period	58,804	160,542

CASH AND CASH EQUIVALENTS, end of the period	$412,255	$43,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Fair value of warrants in connection with sale of common stock	$273,831	$-
Interest paid	$1,011	$-
Write off of fully depreciated assets	$98,884	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
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

Effective February 17, 2011, the Company acquired 100% of the equity interest in Better Blocks International Limited (“BBI”), see Note 7.

The Company sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although our companies are incorporated in Nevada and New Zealand, a substantial portion of our operations are currently run from the Wayne, Pennsylvania office.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the three month period ended March 31, 2012 of approximately $61,000, and, for the most part, has experienced recurring losses from operations. The Company had a working capital of approximately $1,000 and an accumulated deficit of approximately $6,725,000 as of March 31, 2012.

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
March 31, 2012 and March 31, 2011
(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the periods January 1, 2012 through March 31, 2012 and February 17, 2011 through March 31, 2011, and SMM for the period January 1, 2011 through February 7, 2011.  All significant inter-company transactions and balances have been eliminated.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of March 31, 2012 68% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 32% of the Company’s accounts receivable were due from a televised shopping network and third party web affiliates. Major customers are considered to be those who accounted for more than 10% of net sales.  For the three months ended March 31, 2012, none of the Company’s gross sales were made to any major customers.  For the three months ended March 31, 2011, approximately 73% of the Company’s gross sales were made to one major customer.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

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

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA and Mastercard transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered “Cash held in escrow”.  At March 31, 2012 and December 31, 2011 the amount of Transfirst reserves were approximately $36,000 and $5,000 respectively.

In January 2012, ICTV entered into media financing, security and assignment agreement with Media Acquisition, LLC.  Media Acquisition, LLC will provide financing to the Company for the cost of purchasing advertising time for a service fee of revenues generated as in accordance with the terms of the agreement.  The Company has assigned a security interest in all revenues for the duration of this agreement and after termination, as long as there are outstanding amounts from any invoices due, in addition to existing and created accounts receivable, inventories, intangibles, deposits, negotiable instruments, personal and real properly, insurance policies and claims, judgments, settlements, chose in action and all proceeds of the foregoing as collateral on the arrangement.  The term of the arrangement is month-to-month and can be terminated by either party with 30 days written notice.  The CEO of the Company has also placed a personal guarantee that all payments, plus any interest and fees will be paid as noted in the agreement. As part of the agreement, a portion of cash generated through direct response television (DRTV) is reserved to cover all fees, expenses, charges and expenses due to them.   At March 31, 2012 and December 31, 2011 the amount of reserved cash as in relation to this agreement were approximately $26,000 and $0 respectively.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Condensed Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $105,000 at March 31, 2012 and $13,000 at December 31, 2011.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that has been sold to customers and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $122,000 at March 31, 2012, and $42,000 at December 31, 2011.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $19,000 at March 31, 2012 and $12,000 at December 31, 2011 in inventory of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $3,500 and $3,500 for the three months ended March 31, 2012 and 2011, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three months ended March 31, 2012 and 2011.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $303,000 and $4,000 for the three months ended March 31, 2012 and 2011, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $226,000 and $46,000 for the three months ended March 31, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred $860,000 and $0 in such costs for the three months ended March 31, 2012 and 2011, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Income taxes

In preparing our condensed consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of March 31, 2012, 1,650,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of March 31, 2012, 910,000 options are outstanding under the 2011 Plan.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
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

The following is a summary of stock options outstanding under the existing stock option plan for the three months ended March 31, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$0.08
Granted during the year	910,000	-	910,000	0.15
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, March 31, 2012	2,210,000	350,000	2,560,000	$0.10

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	657,000	657,000	$2.00
Granted during the year	1,300,000	-	1,300,000	0.08
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, March 31, 2011	1,300,000	657,000	1,957,000	$0.73

Of the stock options currently outstanding under the plan, 550,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.08. These options expire in February 2021. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2012 and 2011 was immaterial.

During the three months ended March 31, 2012, 910,000 options were granted to employees under the plan.  For the periods ended March 31, 2012 and 2011, the Company recorded approximately $33,000 and $8,000 respectively in stock compensation expense related to vesting of options previously granted.  Approximately $300,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2012 to value the stock options granted during the period:

Risk-free interest rate	1.41%
Expected dividend yield	0.00
Expected life	6.00 years
Expected volatility	305%
Weighted average grant date fair value	$0.18

The following is a summary of stock options outstanding outside of the existing stock option plan for the three months ended March 31, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$0.18
Granted during the year	-	850,000	850,000	0.13
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, March 31, 2012	-	1,100,000	1,100,000	$0.14

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	250,000	250,000	$0.18
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, March 31, 2011	-	250,000	250,000	$0.18

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

Of the stock options currently outstanding outside of the plan, 325,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.09. These options expire between December 2013 and February 2021. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2012 and 2011 was immaterial.

During the period ended March 31, 2012, 850,000 options were granted to consultants outside of the plan.  For the periods ended March 31, 2012 and 2011, the Company recorded approximately $62,000 and $0 respectively in stock compensation expense related to vesting of options previously granted.  Approximately $126,000 of total unrecognized compensation cost related to non-vested option grants outside the plan that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2012 to value the stock options outstanding outside the plan:

Risk-free interest rate	0.31 – 2.23%
Expected dividend yield	0.00
Expected life	3.00 – 10.00 years
Expected volatility	266 – 418%
Weighted average grant date fair value	$0.20

The following is a summary of all stock options outstanding and nonvested for the three months ended March 31, 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012 – nonvested	1,300,000	516,667	1,816,667	$0.09
Granted	910,000	850,000	1,760,000	0.14
Vested	(433,333)	(358,334)	(791,667)	0.09
Forfeited	-	-	-	-

Balance March 31, 2012 - nonvested	1,776,667	1,008,333	2,785,000	$0.13

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 3- Commitments and contingencies

Leases

As of March 31, 2012, the Company has an active lease related to the office space in Wayne, Pennsylvania through April 2013.  Total rent expense incurred during the three months ended March 31, 2012 and 2011 totaled $11,662 and $13,218, respectively.  The schedule below details the future financial obligations under the remaining lease.

	2012	2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$24,225	$8,075	$-	$-	$-	$32,300

Total Lease Obligations	$24,225	$8,075	$-	$-	$-	$32,300

DermaWandTM

On October 15, 1999, Windowshoppe.com Limited (“WSL”) entered into an endorsement agreement with an individual for her appearance in a DermaWandTM infomercial. On July 11, 2001, the agreement was amended to include a royalty payment for each unit sold internationally, up to a maximum royalty payment for any one calendar quarter. Further, if the infomercial is aired in the United States, then the airing fee will revert back to the same flat rate per calendar quarter. The initial term of the agreement was five years starting October 15, 1999. The agreement automatically and continually renews for successive additional five-year terms unless R.J.M.Ventures (“RJML”) is in material default and is notified in writing at least thirty days prior to the end of the then current term that the individual intends to terminate the agreement.  The Company assumed any and all responsibilities associated with the license and reconveyance agreements dated April 1, 2000 entered into by the Company and WSL and RJML. On January 5, 2001, WSL entered into an agreement with Omega 5.   WSL shall have worldwide nonexclusive rights to manufacture, market and distribute DermaWandTM.  In consideration of these rights, WSL shall pay a monthly payment for each unit sold of DermaWandTM depending on various scenarios as defined in the agreement.  The agreement is silent as to its duration.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 3- Commitments and contingencies (continued)

The amount of expenses incurred for sales of the DermaWandTM were approximately $102,000 and $57,000 for the periods ended March 31, 2012 and 2011, respectively.

Employment Agreement

Effective March 1, 2011, the Company entered into an employment agreement with the CEO of the Company.  Under the terms of this agreement, the Company will pay an annual salary of $180,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors. The CEO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The initial term of this employment agreement is five years and automatically renews for successive one year periods unless either party provides not less than 60 days prior written notice of their intent not to renew the agreement.  If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2012.  The policy was renewed in April 2012 with a new scheduled expiration date of April 20, 2013.

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

In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.   In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance was approximately $159,200 at March 31, 2012 and $169,400 at December 31, 2011, of which $ 40,800 is current and $118,400 is long-term as of March 31, 2012.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  There were no advances for the three months ended March 31, 2012 and 2011.  The advances are offset by repayments which amounted to approximately $7,500 and $0 during the three months ended March 31, 2012 and 2011, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances are included in short term advances payable – related parties, on the accompanying Condensed Consolidated Balance Sheets.

The Company has a note payable to a shareholder in the amount of $590,723.  This loan is interest-free and has no specific terms of repayment. This note was modified on April 1, 2012 as noted in Note 11.

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).   This loan accrues interest of prime (3.25% at March 31, 2012 and December 31, 2011) plus 1%.   Interest is paid monthly.   Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.   The loan permits payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at March 31, 2012 is approximately $133,000 (C$134,000).

The lender of this note is also one of the two persons that receive royalty payments on the DermaWand sales as noted in Note 3.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 7 - Capital transactions

There are 390,084 warrants outstanding at March 31, 2012 which are exercisable between $0.10 and $3.00 per share and expire through December 1, 2013.  For the three months ended March 31, 2012, no warrants have been exercised.

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

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 7 - Capital transactions (continued)

On February 17, 2012, the Board authorized the issuance of up to 2,500,000 shares of common stocks to be purchased at $0.15 per share through February 29, 2012.  On February 29, 2012, the Board amended the resolution to authorize the issuance of up to 3,000,000 shares of common stock to be purchased at $0.15 per share through March 23, 2012.  A total of 2,590,000 shares were purchased through March 23, 2012 for gross proceeds of $388,500.  In addition, for every three shares of common stock purchased, the purchasers received one warrant to purchase common stock at $0.25 per share.  A total of 863,333 warrants were issued. The warrants expire three years after their issuance date.    The warrants have a weighted average fair value of $0.32.  The fair value of the warrant has been estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions:

Risk-free interest rate	0.36 – 0.58%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	410% – 418%
Exercise price	$0.25

The fair value of the warrants was approximately $274,000, recorded as an increase and corresponding decrease to additional paid-in capital for the three months ended March 31, 2012.

During the year ended December 31, 2011, the Company entered into a three year corporate public relations consulting agreement where the consultants received compensation in the form of 500,000 shares of stock, 500,000 warrants with an exercise price of $0.10 that expire 14 months from the date of the agreement, and 1,000,000 warrants with an exercise price of $0.50 that expire 24 months from the date of the agreement.  The 500,000 shares of common stock issued were valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense is being recognized over the consulting period.  The Company recognized approximately $5,000 and $0 of stock based compensation expense for the three months ended March 31, 2012 and 2011, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $51,000, which will be recognized over the next 28 months.

The Company used the Black Scholes model to value the 1,500,000 warrants granted.  The weighted average grant date fair value of these warrants was $0.06.

For the three months ended March 31, 2012 and 2011, the Company recorded approximately $6,000 and $0, respectively, of stock based compensation expense for the 500,000 warrants issued to the consultants.  As of March 31, 2012, there was approximately $12,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 6 months.

For the three months ended March 31, 2012 and 2011, the Company recorded approximately $7,000 and $0, respectively, of stock based compensation expense for the 1,000,000 warrants issued to the consultants.  As of March 31, 2012, there was approximately $40,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 16 months.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At March 31, 2012, there were 2,753,417 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through December 1, 2013. At March 31, 2012 there were 3,660,000 stock options outstanding and 875,000 were vested and exercisable at an average exercise price of $0.09.

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	March 31
	2012	2011
Options to purchase common stock	3,660,000	1,957,000
Warrants to purchase common stock	2,753,417	558,733

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the 3-months ended March 31, 2012:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(21,608)	18,416,995	$(0.00)

		Weighted Average
For the 3-months ended March 31, 2011:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(233,529)	15,630,512	$(0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$2,060,129	$595,182	$2,655,311	$386,040	$146,198	$532,238

COST OF SALES	709,830	274,668	984,498	296,054	63,564	359,618
Gross profit	1,350,299	320,514	1,670,813	89,986	82,634	172,620

Operating expenses:
General and administrative	504,442	38,391	542,833	254,649	33,014	287,663
Selling and marketing	1,141,173	7,409	1,148,582	103,395	15,098	118,493
Total operating expense	1,645,615	45,800	1,691,415	358,044	48,112	406,156

Operating income (loss)	$(295,316)	$274,714	$(20,602)	$(268,058)	$34,522	$(233,536)

Selected balance sheet information by segment is presented in the following table as of :

	March 31,	December 31,
Total Assets	2012	2011
Domestic	$1,491,487	$834,965
International	29,317	29,317
Total Assets	$1,520,804	$864,282

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 10 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $5,000,000 and $4,500,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended March 31, 2012 and 2011.   At March 31, 2012 and December 31, 2011 the Company has approximately $270,000 accrued for various tax penalties.

The Company has not filed income tax returns since inception; therefore, the statute for all years remains open and any of these years could potentially be audited.

Note 11 – Subsequent events

On April 1, 2012 a note payable in the amount of $590,723 to a shareholder was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest shall be due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.

The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.

All or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt and is currently evaluating its financial impact; however, such impact is not expected to be significant to the Company’s consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011
 (Unaudited)

Note 11 – Subsequent events (continued)

On April 17, 2012, the Company entered into an employment agreement with the President and CFO of the Company.  Under the terms of this agreement, the Company will pay an annual salary of $125,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors. The President and CFO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement, automobile allowance and other reimbursable expenses.  The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

On April 30, 2012, the Company was advanced a loan from a related party in the amount of $50,000. This loan accrues interest of 6% annually. Interest will be paid along with the final payment in October 2012. Principal payments are to be paid in six monthly installments of approximately $8,333, beginning in May 2012 and ending in October 2012.

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2012 with the quarter ended March 31, 2011.

Revenues

Our revenues increased to approximately $2,655,000 for the quarter ended March 31, 2012, up from approximately $532,000 recorded during the comparative quarter in 2011, a 399% increase. There were two major reasons for the increase in revenue.  The first reason relates to continued success of the new DermaWandTM infomercial.  During the quarter ended March 31, 2012 sales relating to DermaWandTM for direct response television (DRTV) were approximately $1,976,000 as compared to approximately $51,000 during the comparative quarter in 2011.

The second reason for the increase in revenue was an increase in international sales.  During the three months ended March 31, 2012, international sales revenue for the DermaWandTM was approximately $595,000, as compared to approximately $146,000 during the comparative quarter in 2011.   The increase in sales internationally is primarily due to the new DermaWandTM infomercial running in Europe, Asia, and South America.

One hundred percent of net sales were generated by sales of our own products in 2012 and 2011.

Gross Margin

Gross margin percentage was approximately 63% for the quarter ended March 31, 2012, up from approximately 32% during the comparative quarter in 2011.  The main reason for the increase in gross margin were the sales generated from the new DermaWandTM infomercial have an average selling price of $145, including shipping and handling, which represented the majority of sales for quarter ended March 31, 2012. As compared to March 31, 2011, when the majority of sales were generated from televised home shopping sales, which had a selling price of approximately $60 to $100.  There were no infomercial sales of DermaWandTM during the quarter end March 31, 2011.

For the quarter ended March 31, 2012 we generated approximately $1,671,000 in gross margin, compared to approximately $173,000 for the comparative quarter in 2011.

Operating Expenses

Total operating expenses increased to approximately $1,691,000 during the quarter ended March 31, 2012, from approximately $406,000 during the quarter ended March 31, 2011, an increase of approximately $1,285,000, or 317%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.   Total media and production expenses increased to approximately $860,000 during the quarter ended March 31, 2012, from approximately zero during the quarter ended March 31, 2011.   Other expenses that increased in association with the DermaWandTM infomercial are as follows:

	For the three months ended March 31
	2012	2011	Increase
Answering Service	$144,000	$-	$144,000
Customization & Duplication	36,000	7,000	29,000
Merchant Fees	35,000	1,000	34,000
Total	$215,000	$8,000	$207,000

In addition the increased costs associated with the infomercial; there was also a significant increase in stock based compensation expense.  Total stock based compensation expenses increased to approximately $113,000 during the quarter ended March 31, 2012, from approximately $8,000 during the quarter ended March 31, 2011.

Net Loss

The Company generated a net loss of approximately $22,000 for the quarter ended March 31, 2012, compared with a net loss of approximately $234,000 for the quarter ended March 31, 2011.  The major reason for the decrease in net loss was the increase in gross margin of 868%.

Liquidity and Capital Resources

At March 31, 2012, we had approximately $412,000 in cash (including cash held in escrow), compared to approximately $59,000 at December 31, 2011.  We generated negative cash flows from operations of approximately $61,000 in the first quarter of 2012 compared to a negative cash flow from operations of approximately $117,000 for the same period in 2011.  The negative cash flow from operations during the current period was a result of a net loss of approximately $22,000, an increase in accounts receivable of approximately $343,000, a decrease in inventory of approximately $64,000, an increase in prepaid expense and other current assets of approximately $142,000, an increase in accounts payable and accrued liabilities of approximately $177,000, a decrease in severance payable of approximately $10,000, a decrease in deferred revenue of approximately $18,000, stock based compensation expense of approximately $113,000, bad debt expense of approximately $116,000 and depreciation expense  of approximately $3,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of $590,723. On April 1, 2012 the shareholder note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of this note shall be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest shall be due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.    (See Notes 6 and 11).

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest of prime plus 1%.   Interest is paid monthly.  Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.  On January 24, 2012, the Company entered into a note modification with the Canadian lender, increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000)are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost, plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$0.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.

On February 17, 2012, the Board authorized the issuance of up to 2,500,000 shares of common stocks to be purchased at $0.15 per share through February 29, 2012.  On February 29, 2012, the Board amended the resolution to authorize the issuance of up to 3,000,000 shares of common stock to be purchased at $0.15 per share through March 23, 2012.  A total of 2,590,000 shares were purchased through March 23, 2012 for proceeds of $388,500. In addition, for every three shares of common stock purchased, the purchasers received one warrant to purchase common stock at $0.25 per share.  The warrants expire three years after their issuance date.  The warrants have a weighted average fair value of $0.32  The fair value of the warrant has been estimated on the date of grant using a Black-Scholes Pricing Model.  See Note 7.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the three months ended March 31, 2012, of approximately $61,000, and the Company, for the most part, has experienced recurring losses from operations. As of March 31, 2012, the Company had a working capital of approximately $1,000, compared to a negative working capital approximately $1,043,000 at December 31, 2011, and an accumulated deficit of approximately $6,725,000 as of March 31, 2012.  Improvement in working capital is mainly due to the modification of debt terms reclassifying the $590,723 shareholder note payable to long-term as of March 31, 2012.  (See Notes 6 and 11).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2012. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as filed with the Commission with our Annual Report form 10-K filed on March 30, 2012.

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

Our independent registered public accounting firm EisnerAmper LLP has informed us of certain conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) which are disclosed in our Form 10-K for the year ended December 31, 2011.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required for smaller reporting company

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

None

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: May 15, 2012	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: May 15, 2012	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer