Form 10-Q
period 2012-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2012-08-14
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number:                                                      0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	076-0621102
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2012, the Issuer had 20,647,756 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statement of Shareholders’ Deficit for the six months ended June 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements	6-24

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$202,634	$53,337
Cash held in escrow	138,196	5,467
Accounts receivable, net of doubtful account reserves of $161,630 and $13,317, respectively	487,058	46,220
Inventories, net	850,211	718,450
Prepaid expenses and other current assets	189,473	20,559
Total current assets	1,867,572	844,033

Furniture and equipment	76,144	183,117
Less accumulated depreciation	61,687	162,868
Furniture and equipment, net	14,457	20,249

Total assets	$1,882,029	$864,282

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable – short term	$90,444	$65,363
Accounts payable and accrued liabilities	932,142	856,542
Short term advances payable – related parties	56,424	38,359
Severance payable – short term	40,800	40,800
Deferred revenue	265,788	25,128
Tax penalties payable	270,000	270,000
Convertible note payable to shareholder – short-term	-	590,723
Accrued interest to shareholder	7,015	-
Total current liabilities	1,662,613	1,886,915

Severance payable – long-term	108,200	128,600
Convertible note payable to shareholder – long-term	590,723	-
Convertible note payable – long-term	-	32,681
Total long-term liabilities	698,923	161,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,647,756 and 18,057,756 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	10,550	7,959
Additional paid-in-capital	6,122,827	5,511,877
Accumulated deficit	(6,612,884)	(6,703,750)

Total shareholders’ deficit	(479,507)	(1,183,914)

Total liabilities and shareholders’ deficit	$1,882,029	$864,282

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended		(Unaudited) For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

NET SALES	$3,836,498	$687,142	$6,491,809	$1,219,380

COST OF SALES	1,460,415	298,992	2,444,913	658,610

GROSS PROFIT	2,376,083	388,150	4,046,896	560,770

OPERATING EXPENSES:
General and administrative	628,192	305,892	1,171,025	593,555
Selling and marketing	1,627,270	76,671	2,775,852	195,164
Total operating expenses	2,255,462	382,563	3,946,877	788,719

OPERATING INCOME (LOSS)	120,621	5,587	100,019	(227,949)

INTEREST INCOME (EXPENSE)	(8,147)	1	(9,153)	8

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	112,474	5,588	90,866	(227,941)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$112,474	$5,588	$90,866	$(227,941)

NET INCOME (LOSS) PER SHARE
BASIC	$0.01	$0.00	$0.00	$(0.01)
DILUTED	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	20,647,756	17,227,173	19,520,119	16,433,253
DILUTED	24,002,893	17,426,547	22,875,256	16,433,253

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2012	18,057,756	$7,959	$5,511,877	$(6,703,750)	$(1,183,914)

Share based compensation expenses	-	-	187,765	-	187,765

Issuance of common stock	2,590,000	2,591	385,909	-	388,500

Issuance of common stock for consulting services	-	-	10,834	-	10,834

Issuance of warrants for consulting services	-	-	26,442	-	26,442

Net income	-	-	-	90,866	90,866

Balance at June 30, 2012	20,647,756	$10,550	$6,122,827	$(6,612,884)	$(479,507)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,866	$(227,941)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation	7,003	7,046
Bad debt expense	206,634	-
Stock based compensation	225,041	22,070
Change in assets and liabilities
Accounts receivable	(647,472)	66,446
Inventories	(131,761)	(41,228)
Prepaid expenses and other current assets	(168,914)	19,938
Accounts payable and accrued liabilities	75,600	3,851
Severance payable	(20,400)	(73,533)
Accrued interest to shareholder	7,015	-
Deferred revenue	240,660	(29,854)
Net cash used in operating activities	(115,728)	(253,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,211)	-
Net cash used in investing activities	(1,211)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	388,500	129,004
Exercised warrants	-	16,865
Proceeds from note payable	40,000	-
Payments on note payable	(47,600)	-
Advances from related parties	50,000	40,000
Payments to related parties	(31,935)	(20,000)
Net cash provided by financing activities	398,965	165,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	282,026	(87,336)

CASH AND CASH EQUIVALENTS, beginning of the period	58,804	160,542

CASH AND CASH EQUIVALENTS, end of the period	$340,830	$73,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Fair value of warrants in connection with sale of common stock	$273,831	$-
Interest paid	$9,224	$-
Write off of fully depreciated assets	$108,183	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the six month period ended June 30, 2012 of approximately $116,000, and, for the most part, has experienced recurring losses from operations. The Company had a working capital of approximately $205,000 and an accumulated deficit of approximately $6,613,000 as of June 30, 2012.

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
June 30, 2012 and June 30, 2011
(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the periods January 1, 2012 through June 30, 2012 and February 17, 2011 through June 30, 2011, and SMM for the period January 1, 2011 through February 7, 2011.  All significant inter-company transactions and balances have been eliminated.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of June 30, 2012, approximately 82% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 18% of the Company’s accounts receivable were due from five customers. Major customers are considered to be those who accounted for more than 10% of net sales.  For the three and six months ended June 30, 2012, 19% and 13%, respectively, of net sales were made to one International major customer.  For the three and six months ended June 30, 2011, approximately 75% and 72%, respectively, of the Company’s gross sales were made to one and two, respectively, televised shopping network major customers.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
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

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA,Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered “Cash held in escrow”.  At June 30, 2012 and December 31, 2011 the amount of Transfirst reserves were approximately $73,000 and $5,000 respectively.

In January 2012, ICTV entered into a Media Financing, Security and Assignment agreement with Media Acquisition, LLC.  Under the agreement, Media Acquisition, LLC will provide financing to the Company for the cost of purchasing advertising time.  In return, Media Acquisition will be paid a service fee based on revenues generated from the advertisement time purchased.  To secure payment under the agreement, the Company has granted to Media Acquisition a security interest in essentially all of the Company’s assets.  In addition, the Company’s CEO has personally guaranteed the Company’s performance.  The term of the agreement is month-to-month and it can be terminated by either party with 30 days written notice.  As part of the agreement, a portion of cash generated through direct response television (DRTV) is reserved to cover all fees, expenses, charges and expenses due Media Acquisition.   At June 30, 2012 and December 31, 2011 the amounts of reserved cash related to this agreement were approximately $65,000 and $0 respectively.  In August 2012, the Company has terminated this agreement.

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
June 30, 2012 and June 30, 2011
(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $162,000 at June 30, 2012 and $13,000 at December 31, 2011.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that has been sold to customers and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $179,000 at June 30, 2012, and $42,000 at December 31, 2011.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $63,000 at June 30, 2012 and $12,000 at December 31, 2011 in inventory of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $3,500 and $3,500 and $7,000 and $7,000 for the three and six months ended June 30, 2012 and 2011, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the six months ended June 30, 2012 and 2011.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
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

Shipping and handling

Amounts billed to a customer for shipping and handling are included in revenue; shipping and handling revenue approximated $440,000 and $4,000 and $743,000 and $8,000 for the three and six months ended June 30, 2012 and 2011, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $238,000 and $32,000 and $464,000 and $78,000 for the three and six months ended June 30, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred $1,114,000 and zero and $1,974,000 and zero in such costs for the three and six months ended June 30, 2012 and 2011, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of June 30, 2012, 1,650,000 options are outstanding under the 2001 Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of June 30, 2012, 1,010,000 options are outstanding under the 2011 Plan.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument.  The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model.  The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

The Company uses ASC (“Accounting Standards Codification”) Topic 718, “Share-Based Payments”, to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.

The following is a summary of stock options outstanding under the existing stock option plan for the six months ended June 30, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$0.08
Granted during the year	1,010,000	-	1,010,000	0.16
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, June 30, 2012	2,310,000	350,000	2,660,000	$0.11

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	657,000	657,000	$2.00
Granted during the year	1,300,000	-	1,300,000	0.08
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, June 30, 2011	1,300,000	657,000	1,957,000	$0.73

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

Of the stock options currently outstanding under the plan, 550,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.08. These options expire in February 2021. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 was approximately $136,000. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2011 was immaterial.

During the six months ended June 30, 2012, 1,010,000 options were granted to employees under the plan.  For the three and six months ended June 30, 2012 and 2011, the Company recorded approximately $57,500 and $14,000 and $91,000 and $22,000 respectively in stock compensation expense.  At June 30, 2012, there was approximately $317,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2012 and 2011 to value the stock options granted during the period:

2012		2011
Risk-free interest rate	1.41%	Risk-free interest rate	3.03%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	305%	Expected volatility	340.25%
Weighted average grant date fair value	$0.18	Weighted average grant date fair value	$0.08

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing stock option plan for the six months ended June 30, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$0.18
Granted during the year	-	1,250,000	1,250,000	0.13
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, June 30, 2012	-	1,500,000	1,500,000	$0.12

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	250,000	250,000	$0.18
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, June 30, 2011	-	250,000	250,000	$0.18

Of the stock options outstanding outside of the plan at June 30, 2012, 350,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.10. These options expire between December 2013 and February 2021. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 was approximately $79,000. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2011 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

During the period ended June 30, 2012, 1,250,000 options were granted to consultants outside of the plan.  For the three and six months ended June 30, 2012 and 2011, the Company recorded approximately $35,600 and $0 and $97,000 and $0, respectively, in stock compensation expense.  At June 30, 2012, there was approximately $301,000 of total unrecognized compensation cost related to non-vested option grants outside the plan that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2012 to value the stock options outstanding outside the plan:

2012

Risk-free interest rate	0.31 – 1.67%
Expected dividend yield	0.00
Expected life	3.00 – 10.00 years
Expected volatility	269 – 418%
Weighted average grant date fair value	$0.32

The following is a summary of all stock options outstanding and nonvested for the six months ended June 30, 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012 – nonvested	1,300,000	516,667	1,816,667	$0.09
Granted	1,010,000	1,250,000	2,260,000	0.14
Vested	(433,333)	(383,334)	(816,667)	0.09
Forfeited	-	-	-	-

Balance June 30, 2012 - nonvested	1,876,667	1,383,333	3,260,000	$0.13

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 3- Commitments and contingencies

Leases

As of June 30, 2012, the Company has an active lease related to the office space in Wayne, Pennsylvania through April 2013.  Total rent expense incurred during the three and six months ended June 30, 2012 and 2011 totaled $6,140 and $6,816 and $17,800 and $20,033, respectively.  The schedule below details the future financial obligations under the remaining lease.

	Six months 2012	2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$16,150	$8,075	$-	$-	$-	$24,225

Total Lease Obligations	$16,150	$8,075	$-	$-	$-	$24,225

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
June 30, 2012 and June 30, 2011
(Unaudited)

Note 3- Commitments and contingencies (continued)

The amount of expenses incurred for sales of the DermaWandTM related to these agreements were approximately $209,000 and $41,000 and $311,000 and $98,000 for the three and six months ended June 30, 2012 and 2011, respectively.

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

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2013.

At present, management is not aware of any claims against the Company for any products sold.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
 (Unaudited)

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

In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.   In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance was approximately $149,000 at June 30, 2012 and $169,400 at December 31, 2011, of which $40,800 is current and $108,200 is long-term as of June 30, 2012.

Note 5 - Related party transactions

The Company has received short-term advances from related parties.  These advances amounted to approximately $0 and $40,000 for the six months ended June 30, 2012 and 2011, respectively.  The advances are offset by repayments which amounted to approximately $8,000 and $20,000, during the six months ended June 30, 2012 and 2011, respectively.  These advances are non-interest bearing and without specific terms of repayment.  The balance outstanding as of June 30, 2012 and December 31, 2011 was approximately $23,000 and $39,000 respectively, included in short term advances payable – related parties, on the accompanying Condensed Consolidated Balance Sheets.

The Company has a note payable to a shareholder in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment. On April 1, 2012, the note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest shall be due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.

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

On April 30, 2012, the Company was advanced a loan from a related party in the amount of $50,000. This loan accrues interest of 6% annually. Interest will be paid along with the final payment in October 2012. Principal payments are to be paid in six monthly installments of approximately $8,333, beginning in May 2012 and ending in October 2012. The balance outstanding as of June 30, 2012 was approximately $33,000, included in short term advances payable – related parties, on the accompanying Condensed Consolidated Balance Sheets.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).   This loan accrues interest of prime (3.25% at June 30, 2012 and December 31, 2011) plus 1%.   Interest is paid monthly.   Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.   The loan permits payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at June 30, 2012 is approximately $90,000 (C$92,000).

The lender of this note is also one of the two persons that receive royalty payments on the DermaWand sales as noted in Note 3.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 7 - Capital transactions

There are 390,084 warrants outstanding at June 30, 2012 which are exercisable between $0.10 and $3.00 per share and expire through December 1, 2013.  For the six months ended June 30, 2012, no warrants have been exercised.

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

The fair value of the warrants was approximately $274,000, recorded as an increase and corresponding decrease to additional paid-in capital for the six months ended June 30, 2012.

During the year ended December 31, 2011, the Company entered into a three year corporate public relations consulting agreement where the consultants received compensation in the form of 500,000 shares of stock, 500,000 warrants with an exercise price of $0.10 that expire 14 months from the date of the agreement, and 1,000,000 warrants with an exercise price of $0.50 that expire 24 months from the date of the agreement.  The 500,000 shares of common stock issued were valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense is being recognized over the consulting period.  For the three and six months ended June 30, 2012 and 2011, the Company recorded approximately $5,400 and $0 and $11,000 and $0, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $45,000, which will be recognized over the next 25 months.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 7 - Capital transactions (continued)

The Company used the Black Scholes model to value the 1,500,000 warrants granted.  The weighted average grant date fair value of these warrants was $0.06.

For the three and six months ended June 30, 2012 and 2011, the Company recorded approximately $5,800 and $0 and $11,000 and $0, respectively, of stock based compensation expense for the 500,000 warrants issued to the consultants.  As of June 30, 2012, there was approximately $6,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 3 months.

For the three and six months ended June 30, 2012 and 2011, the Company recorded approximately $7,500 and $0 and $15,000 and $0, respectively, of stock based compensation expense for the 1,000,000 warrants issued to the consultants.  As of June 30, 2012, there was approximately $32,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 13 months.

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At June 30, 2012, there were 2,753,417 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through December 1, 2013. At June 30, 2012 there were 4,160,000 stock options outstanding and 900,000 were vested and exercisable at an average exercise price of $0.09.

The following securities were not involved in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	June 30,
	2012	2011
Options to purchase common stock	-	1,957,000
Warrants to purchase common stock	1,000,000	390,084
Convertible note payable from shareholder	1,181,447	-

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

For the 3-months ended June 30, 2012:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic earnings per share

Income to common shareholders	$112,474	20,647,756	$0.01

Diluted earnings per share

Income to common shareholders, including interest expense on convertible notes payable of $1,198	$113,672	24,002,893	$0.00

For the 3-months ended June, 2011:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic earnings per share

Income to common shareholders	$5,588	17,227,173	$0.00

Diluted earnings per share

Income to common shareholders,	$5,588	17,426,547	$0.00

For the 6-months ended June 30, 2012	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic income per share

Income to common shareholders	$90,866	19,520,119	$0.00

Diluted earnings per share

Income to common shareholders, including interest expense on convertible notes payable of $2,209	$93,075	22,875,256	$0.00

For the 6-months ended June 30, 2011:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(227,941)	16,433,253	$(0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$2,484,851	$1,351,647	$3,836,498	$531,865	$155,277	$687,142

COST OF SALES	819,125	641,290	1,460,415	226,055	72,937	298,992
Gross profit	1,665,726	710,357	2,376,083	305,810	82,340	388,150

Operating expenses:
General and administrative	583,909	44,283	628,192	273,759	32,133	305,892
Selling and marketing	1,615,875	11,395	1,627,270	67,463	9,208	76,671
Total operating expense	2,199,784	55,678	2,255,462	341,222	41,341	382,563

Operating income (loss)	$(534,058)	$654,679	$120,621	$(35,412)	$40,999	$5,587

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$4,544,980	$1,946,829	$6,491,809	$917,905	$301,475	$1,219,380

COST OF SALES	1,528,955	915,958	2,444,913	522,109	136,501	658,610
Gross profit	3,016,025	1,030,871	4,046,896	395,796	164,974	560,770

Operating expenses:
General and administrative	1,088,351	82,674	1,171,025	528,407	65,148	593,555
Selling and marketing	2,757,048	18,804	2,775,852	170,858	24,306	195,164
Total operating expense	3,845,399	101,478	3,946,877	699,265	89,454	788,719

Operating income (loss)	$(829,374)	$929,393	$100,019	$(303,469)	$75,520	$(227,949)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and June 30, 2011
(Unaudited)

Note 9 - Segment reporting (continued)

Selected balance sheet information by segment is presented in the following table as of:

	June 30,	December 31,
Total Assets	2012	2011
Domestic	$1,852,712	$834,965
International	29,317	29,317
Total Assets	$1,882,029	$864,282

Note 10 - Income taxes

During 2012 and 2011 there was no provision for income taxes because the availability of the net operating loss carryforwards.

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

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended June 30, 2012 and 2011.   At June 30, 2012 and December 31, 2011 the Company has approximately $270,000 accrued for various tax penalties.

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2012 with the three and six months ended June 30, 2011.

Revenues

Our revenues increased to approximately $3,836,000 and $6,492,000 for the three and six months ended June 30, 2012, up from approximately $687,000 and $1,219,000 recorded during the three and six months ended June 30,2011, a 458% and 432% increase respectively. There were two major reasons for the increase in revenue.  The first reason relates to continued success of the new DermaWandTM infomercial.  During the three and six months ended June 30, 2012 sales relating to DermaWandTM for direct response television (DRTV) were approximately $2,254,000 and $3,930,000 as compared to approximately $40,000 and $79,000 during the three and six months ended June 30, 2011.

The second reason for the increase in revenue was an increase in international sales.  During the three and six months ended June 30, 2012, international sales revenue for the DermaWandTM was approximately $1,352,000 and $1,947,000, as compared to approximately $155,000 and $301,000 during the three and six months ended June 30, 2011.   The increase in sales internationally is primarily due to the new DermaWandTM infomercial running in Europe, Asia, and South America.

Gross Margin

Gross margin percentage was approximately 62% and 62% for the three and six months ended June 30, 2012, up from approximately 56% and 46% during the three and six ended June 30, 2011.  The main reason for the increase in gross margin was that the sales generated from the new DermaWandTM infomercial have an average selling price of $145, including shipping and handling, which represented the majority of sales for the three and six months ended June 30, 2012. In comparison, for the three and six months ended June 30, 2011, the majority of sales were generated from televised home shopping, which had a selling price of approximately $60 to $100.  There were no infomercial sales of DermaWandTM during the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2012 we generated approximately $2,376,000 and $4,047,000 in gross margin, compared to approximately $388,000 and $561,000 for the three and six months ended June 30, 2011.

Operating Expenses

Total operating expenses increased to approximately $2,255,000 and $3,947,000 during the three and six months ended June 30, 2012, from approximately $383,000 and $789,000 during the three and six months ended June 30, 2011, an increase of approximately $1,873,000, or 490% and $3,158,000 or 400%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.   Total media and production expenses increased to approximately $1,114,000 and $1,974,000 during the three and six months ended June 30, 2012, from approximately $24,000 and $75,000 during the three and six months ended June 30, 2011.   Other expenses that increased in association with the DermaWandTM infomercial are as follows:

	For the three months ended June 30
	2012	2011	Increase
Answering Service	$152,000	$2,000	$150,000
Customization & Duplication	45,000	1,000	44,000
Merchant Fees	65,000	5,000	60,000
Total	$262,000	$8,000	$254,000

	For the six months ended June 30
	2012	2011	Increase
Answering Service	$296,000	$2,000	$294,000
Customization & Duplication	82,000	8,000	74,000
Merchant Fees	100,000	6,000	94,000
Total	$478,000	$16,000	$462,000

In addition to the increased costs associated with the infomercial; there was also a significant increase in stock based compensation and bad debt expenses.  Total stock based compensation expenses increased to approximately $112,000 and $225,000 during the three and six months ended June 30, 2012, from approximately $14,000 and $22,000 during the three and six months ended June 30, 2011.   Total bad debt expenses increased to approximately $90,000 and $207,000 during the three and six months ended June 30, 2012, from approximately $6,000 and $6,000 during the three and six months ended June 30, 2011.

Net Income (Loss)

The Company generated net income of approximately $112,000 and $91,000 for the three and six months ended June 30, 2012, compared with a net income of approximately $6,000 and a net loss of approximately $228,000 for the three and six months ended June 30, 2011.  The major reason for the decrease in net loss was the increase in gross margin for the three and six months ended June 30, 2012 of 512% and 622%, respectively, which is a result of increased sales and improved margins.

Liquidity and Capital Resources

At June 30, 2012, we had approximately $341,000 in cash (including cash held in escrow), compared to approximately $59,000 at December 31, 2011.  We generated negative cash flows from operations of approximately $116,000 in the six months ended June 30, 2012 compared to a negative cash flow from operations of approximately $253,000 for the same period in 2011.  The negative cash flow from operations during the current period was primarily a result of a net income of approximately $91,000, an increase in accounts receivable of approximately $647,000, an increase in inventory of approximately $132,000, an increase in prepaid expense and other current assets of approximately $169,000, an increase in accounts payable and accrued liabilities of approximately $76,000, a decrease in severance payable of approximately $20,000, an increase in deferred revenue of approximately $241,000, an increase in accrued interest payable of approximately $7,000, stock based compensation expense of approximately $225,000, bad debt expense of approximately $206,000 and depreciation expense  of approximately $7,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of $590,723. On April 1, 2012 the shareholder note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum and becomes convertible at $0.50 per share.  Interest on the unpaid balance of this note shall be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest shall be due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  Accrued interest at June 30, 2012 is approximately $7,000.  (See Note 5).

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest of prime plus 1%.   Interest is paid monthly.  Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.  On January 24, 2012, the Company entered into a note modification with the Canadian lender, increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost, plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$0.20) per share. (See Note 6).

On February 17, 2012, the Board authorized the issuance of up to 2,500,000 shares of common stocks to be purchased at $0.15 per share through February 29, 2012.  On February 29, 2012, the Board amended the resolution to authorize the issuance of up to 3,000,000 shares of common stock to be purchased at $0.15 per share through March 23, 2012.  A total of 2,590,000 shares were purchased through March 23, 2012 for proceeds of $388,500. In addition, for every three shares of common stock purchased, the purchasers received one warrant to purchase common stock at $0.25 per share.  The warrants expire three years after their issuance date.  The warrants have a weighted average fair value of $0.32.  The fair value of the warrant has been estimated on the date of grant using a Black-Scholes Pricing Model.  (See Note 7).

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the six months ended June 30, 2012, of approximately $116,000, and the Company, for the most part, has experienced recurring losses from operations. As of June 30, 2012, the Company had a working capital of approximately $205,000, compared to a negative working capital approximately $1,043,000 at December 31, 2011, and an accumulated deficit of approximately $6,613,000 as of June 30, 2012.  Improvement in working capital is mainly due to the modification of debt terms reclassifying the $590,723 shareholder note payable to long-term as of June 30, 2012.  (See Note 5).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2012. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as filed with the Commission with our Annual Report form 10-K filed on March 30, 2012.

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

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required for smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: August 14, 2012	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: August 14, 2012	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer