Form 10-Q
period 2012-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2012-11-14
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2012, the Issuer had 20,647,756 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statement of Shareholders’ Deficit for the nine months ended September 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements	6-25

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$659,047	$53,337
Cash held in escrow	169,335	5,467
Accounts receivable, net of doubtful account reserves of $260,021 and $13,317, respectively	702,861	46,220
Inventories, net	1,042,040	718,450
Prepaid expenses and other current assets	188,379	20,559
Total current assets	2,761,662	844,033

Furniture and equipment	77,405	183,117
Less accumulated depreciation	65,271	162,868
Furniture and equipment, net	12,134	20,249

Total assets	$2,773,796	$864,282

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable – short term	$51,931	$65,363
Accounts payable and accrued liabilities	1,835,080	856,542
Short term advances payable – related parties	10,778	38,359
Severance payable – short term	40,800	40,800
Deferred revenue	109,368	25,128
Tax penalties payable	270,000	270,000
Convertible note payable to shareholder – short-term	-	590,723
Accrued interest to shareholder	14,030	-
Total current liabilities	2,331,987	1,886,915

Severance payable – long-term	98,000	128,600
Convertible note payable to shareholder – long-term	590,723	-
Convertible note payable – long-term	-	32,681
Total long-term liabilities	688,723	161,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,647,756 and 18,057,756 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	10,550	7,959
Additional paid-in-capital	6,572,620	5,511,877
Accumulated deficit	(6,830,084)	(6,703,750)

Total shareholders’ deficit	(246,914)	(1,183,914)

Total liabilities and shareholders’ deficit	$2,773,796	$864,282

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended		(Unaudited) For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

NET SALES	$6,289,601	$744,299	$12,781,410	$1,963,679

COST OF SALES	1,905,767	325,309	4,350,680	983,919

GROSS PROFIT	4,383,834	418,990	8,430,730	979,760

OPERATING EXPENSES:
General and administrative	1,066,533	296,054	2,237,558	889,609
Selling and marketing	3,526,341	79,121	6,302,193	271,285
Total operating expenses	4,592,874	375,175	8,539,751	1,163,894

OPERATING (LOSS) INCOME	(209,040)	43,815	(109,021)	(184,134)

INTEREST (EXPENSE) INCOME	(8,160)	-	(17,313)	8

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(217,200)	43,815	(126,334)	(184,126)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(217,200)	$43,815	$(126,334)	$(184,126)

NET (LOSS) INCOME PER SHARE
BASIC	$(0.01)	$0.00	$(0.01)	$(0.01)
DILUTED	$(0.01)	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	20,647,756	17,638,191	19,898,741	16,844,086
DILUTED	20,647,756	17,638,191	19,898,741	16,844,086

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2012	18,057,756	$7,959	$5,511,877	$(6,703,750)	$(1,183,914)

Share based compensation expenses	-	-	370,484	-	370,484

Issuance of common stock	2,590,000	2,591	385,909	-	388,500

Issuance of common stock for consulting services	-	-	36,111	-	36,111

Issuance of warrants for consulting services	-	-	268,239	-	268,239

Net loss	-	-	-	(126,334)	(126,334)

Balance at September 30, 2012	20,647,756	$10,550	$6,572,620	$(6,830,084)	$(246,914)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,334)	$(184,126)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	10,586	10,569
Bad debt expense	311,499	-
Stock based compensation	674,834	51,301
Change in assets and liabilities
Accounts receivable	(968,140)	19,014
Inventories	(323,590)	(92,387)
Prepaid expenses and other current assets	(167,820)	(51,227)
Accounts payable and accrued liabilities	978,538	29,772
Severance payable	(30,600)	(83,733)
Accrued interest to shareholder	14,030	-
Deferred revenue	84,240	74,421
Net cash provided by (used in) operating activities	457,243	(226,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,471)	-
Net cash used in investing activities	(2,471)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	388,500	129,004
Exercised warrants	-	16,865
Proceeds from note payable	40,000	-
Payments on note payable	(86,113)	-
Advances from related parties	50,000	40,000
Payments to related parties	(77,581)	(30,000)
Net cash provided by financing activities	314,806	155,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	769,578	(70,527)

CASH AND CASH EQUIVALENTS, beginning of the period	58,804	160,542

CASH AND CASH EQUIVALENTS, end of the period	$828,382	$90,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Fair value of warrants in connection with sale of common stock	$273,831	$-
Interest paid	$3,432	$-
Write off of fully depreciated assets	$108,183	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated positive cash flows from operating activities in the nine month period ended September 30, 2012 of approximately $457,000, but for the most part, has experienced recurring losses from operations. The Company had a working capital of approximately $430,000 and an accumulated deficit of approximately $6,830,000 as of September 30, 2012.

The goal of our business is to expand our current brands by marketing through infomercials, internet marketing, and live television home shopping, while at the same time developing new products and brands which will be marketed through similar channels.   The core objective of our business is to develop a core group of “devices” in the health and beauty market, all of which will have a recurring revenue stream after the initial sale to the customer through a line of consumables that work in conjunction with the devices the Company sell.

Currently, this plan is being executed with the DermaWandTM and the DermaVitalTM skincare line.   The Company does not require any additional capital to grow the DermaWandTM and the DermaVitalTM businesses.   The Company is currently exploring other devices and consumable product lines.

There is no guarantee that the Company will be successful in launching new product lines.  If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs or be forced to delay future product lines due to insufficient cash flows.  If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the periods January 1, 2012 through September 30, 2012 and February 17, 2011 through September 30, 2011, and SMM for the period January 1, 2011 through February 7, 2011.  All significant inter-company transactions and balances have been eliminated.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of September 30, 2012, approximately 85% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; the remaining 15% of the Company’s accounts receivable were due from four customers. Major customers are considered to be those who accounted for more than 10% of net sales.  For the three and nine months ended September 30, 2012, 13% and 6%, respectively, of net sales were made to one televised shopping network major customer.  For the three and nine months ended September 30, 2011, approximately 44% and 61%, respectively, of the Company’s gross sales were made to one and two, respectively, televised shopping network major customers.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
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

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, and is considered “Cash held in escrow”.  At September 30, 2012 and December 31, 2011 the amount of Transfirst reserves were approximately $160,000 and $5,000 respectively. The maximum reserve required at Transfirst for this account is $150,000 and the excess was subsequently refunded in October 2012.

In January 2012, ICTV entered into a Media Financing, Security and Assignment agreement with Media Acquisition, LLC (“Media Acquisition)”.  Under the agreement, Media Acquisition, LLC will provide financing to the Company for the cost of purchasing advertising time.  In return, Media Acquisition will be paid a service fee based on revenues generated from the advertisement time purchased.  To secure payment under the agreement, the Company has granted to Media Acquisition a security interest in essentially all of the Company’s assets.  In addition, the Company’s CEO has personally guaranteed the Company’s performance.  The term of the agreement is month-to-month and it can be terminated by either party with 30 days written notice.  As part of the agreement, a portion of cash generated through direct response television (DRTV) is reserved to cover all fees, expenses, charges and expenses due Media Acquisition.   At September 30, 2012 and December 31, 2011 the amount of reserved cash related to this agreement was approximately $9,000 and $0 respectively. In August 2012, the Company terminated this agreement and the reserved cash was subsequently refunded in October 2012.

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
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $260,000 at September 30, 2012 and $13,000 at December 31, 2011.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that has been sold to customers and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $237,000 at September 30, 2012, and $42,000 at December 31, 2011.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $105,000 at September 30, 2012 and $12,000 at December 31, 2011 in inventory of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $3,600 and $3,500 and $10,600 and $10,600 for the three and nine months ended September 30, 2012 and 2011, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the nine months ended September 30, 2012 and 2011.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
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

The Company offers a 30-day risk-free trial as one of its payment options.  Revenue on the 30-day risk-free trial sales is not recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded.  Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and collectability is reasonably assured.

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

Shipping and handling

The amount billed to a customer for shipping and handling is included in revenue; shipping and handling revenue approximated $947,000 and $5,000 and $1,690,000 and $13,000 for the three and nine months ended September 30, 2012 and 2011, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $497,000 and $27,000 and $961,000 and $105,000 for the three and nine months ended September 30, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred approximately $2,374,000 and $18,000 and $4,348,000 and $93,000 in such costs for the three and nine months ended September 30, 2012 and 2011, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of September 30, 2012, 1,650,000 options are outstanding under the 2001 Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of September 30, 2012, 1,510,000 options are outstanding under the 2011 Plan.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
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

The following is a summary of stock options outstanding under the existing stock option plan for the nine months ended September 30, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$0.08
Granted during the year	1,510,000	-	1,510,000	0.29
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, September 30, 2012	2,810,000	350,000	3,160,000	$0.18

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	657,000	657,000	$2.00
Granted during the year	1,300,000	350,000	1,650,000	0.08
Exercised during the year	-	-	-	-
Expired during the year	-	(657,000)	(657,000)	(2.00)

Balance, September 30, 2011	1,300,000	350,000	1,650,000	$0.08

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

Of the stock options currently outstanding under the plan, 550,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.08. These options expire in February 2021. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 was approximately $279,000. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2011 was immaterial.

During the nine months ended September 30, 2012, 1,510,000 options were granted to employees under the plan.  For the three and nine months ended September 30, 2012 and 2011, the Company recorded approximately $93,300 and $17,000 and $183,900 and $39,000 respectively in stock compensation expense under the plan.  At September 30, 2012, there was approximately $590,400 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2012 and 2011 to value the stock options granted during the period:

2012		2011
Risk-free interest rate	1.19% - 1.62%	Risk-free interest rate	1.92% - 3.03%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 -10.00 years
Expected volatility	305% - 316%	Expected volatility	313% - 340%
Weighted average grant date fair value	$0.31	Weighted average grant date fair value	$0.13

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing stock option plan for the nine months ended September 30, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$0.18
Granted during the year	150,000	1,400,000	1,550,000	0.20
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, September 30, 2012	150,000	1,650,000	1,800,000	$0.20

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	250,000	250,000	$0.18
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-

Balance, September 30, 2011	-	250,000	250,000	$0.18

Of the stock options outstanding outside of the plan at September 30, 2012, 375,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.11. These options expire between December 2013 and February 2015. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 was approximately $178,000. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2011 was immaterial.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

During the period ended September 30, 2012, 1,550,000 options were granted to employees and consultants outside of the plan.  For the three and nine months ended September 30, 2012 and 2011, the Company recorded approximately $89,400 and $0 and $186,600 and $0, respectively, in stock compensation expense outside of the plan.  At September 30, 2012, there was approximately $619,000 of total unrecognized compensation cost related to non-vested option grants outside the plan that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2012 to value the stock options outstanding outside the plan:

2012
Risk-free interest rate	0.31% – 1.67%
Expected dividend yield	0.00
Expected life	3.00 – 10.00 years
Expected volatility	265% – 418%
Weighted average grant date fair value	$0.31

The following is a summary of all stock options outstanding and nonvested for the nine months ended September 30, 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012 – nonvested	1,300,000	516,667	1,816,667	$0.09
Granted	1,660,000	1,400,000	3,060,000	0.25
Vested	(433,333)	(408,334)	(841,667)	0.10
Forfeited	-	-	-	-

Balance September 30, 2012 - nonvested	2,526,667	1,508,333	4,035,000	$0.21

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 3- Commitments and contingencies

Leases

As of September 30, 2012, the Company has an active lease related to the office space in Wayne, Pennsylvania through April 2013.  Total rent expense incurred during the three and nine months ended September 30, 2012 and 2011 totaled $7,430 and $10,217 and $25,230 and $30,251, respectively.  The schedule below details the future financial obligations under the remaining lease.
	Three months 2012	2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$8,075	$8,075	$-	$-	$-	$16,150

Total Lease Obligations	$8,075	$8,075	$-	$-	$-	$16,150

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 3- Commitments and contingencies (continued)

The amount of expense incurred for sales of the DermaWandTM related to these agreements was approximately $210,000 and $70,000 and $521,000 and $169,000 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement.  The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance was approximately $138,800 at September 30, 2012 and $169,400 at December 31, 2011, of which $40,800 is current and $98,000 is long-term as of September 30, 2012.

Note 5 - Related party transactions

The Company has received short-term advances from related parties.  These advances amounted to approximately $0 and $40,000 for the nine months ended September 30, 2012 and 2011, respectively.  The advances are offset by repayments which amounted to approximately $35,900 and $30,000, during the nine months ended September 30, 2012 and 2011, respectively.  These advances are non-interest bearing and without specific terms of repayment.  The balance outstanding as of September 30, 2012 and December 31, 2011 was approximately $2,500 and $38,400 respectively, included in short term advances payable – related parties, on the accompanying Condensed Consolidated Balance Sheets.

On April 30, 2012, the Company was advanced a loan from a related party in the amount of $50,000. This loan accrues interest of 6% annually. Interest will be paid along with the final payment in October 2012. Principal payments are to be paid in six monthly installments of approximately $8,333, beginning in May 2012 and ending in October 2012. The balance outstanding as of September 30, 2012 was approximately $8,300, included in short term advances payable – related parties, on the accompanying Condensed Consolidated Balance Sheets.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest of prime (3.25% at September 30, 2012 and December 31, 2011) plus 1%.   Interest is paid monthly.   Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.   The loan permits payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at September 30, 2012 is approximately $52,000 (C$50,000).

The lender of this note is also one of the two persons that receive royalty payments on the DermaWand sales as noted in Note 3.

Note 7 - Capital transactions

There are 390,084 warrants outstanding at September 30, 2012 which are exercisable between $0.10 and $3.00 per share and expire through December 1, 2013.  For the nine months ended September 30, 2012, no warrants have been exercised.

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
September 30, 2012 and September 30, 2011
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

The fair value of the warrants was approximately $274,000, recorded as an increase and corresponding decrease to additional paid-in capital for the nine months ended September 30, 2012.

During the year ended December 31, 2011, the Company entered into a three year corporate public relations consulting agreement where the consultants received compensation in the form of 500,000 shares of stock, 500,000 warrants with an exercise price of $0.10 that expire 14 months from the date of the agreement, and 1,000,000 warrants with an exercise price of $0.50 that expire 24 months from the date of the agreement.  On August 15, 2012, the Company entered into a settlement agreement with the consultants to terminate the consulting agreement.  As part of the agreement, the consultants maintained the 500,000 shares of common stock previously issued and all warrants previously issued were terminated.  In addition, the consultants received 250,000 new warrants with an exercise price of $0.10 that expire 3 years from the date of the agreement.

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period.  Upon termination, approximately $23,000 was expensed during the three and nine months ended September 30, 2012.  As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants.  Therefore, any unrecognized expense related to common stock issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term.   For the three and nine months ended September 30, 2012 and 2011, the Company recorded approximately $25,300 and $3,600 and $36,000 and $3,600, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $20,000, which will be recognized over the next 22 months.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 7 - Capital transactions (continued)

The Company used the Black Scholes model to value the 1,500,000 warrants granted under the consulting agreement.  The weighted average grant date fair value of these warrants was $0.06.

For the three and nine months ended September 30, 2012 and 2011, the Company recorded approximately $148,500 and $3,800 and $160,000 and $3,800, respectively, of stock based compensation expense to fully expense the 500,000 warrants issued to the consultants under the consulting agreement.  As of September 30, 2012, there was no unrecognized compensation costs related to these warrant grants.

For the three and nine months ended September 30, 2012 and 2011, the Company recorded approximately $32,000 and $5,000 and $47,000 and $5,000, respectively, of stock based compensation expense to fully expense the 1,000,000 warrants issued to the consultants under the consulting agreement.  As of September 30, 2012, there was no unrecognized compensation costs related to these warrant grants.

For the three months ended September 30, 2012 the Company recorded approximately $58,000 of stock based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement.  As of September 30, 2012, there was approximately $70,600 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 34.5 months.

On August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with 1 of the previous consultants.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.

For the three months ended September 30, 2012, the Company recorded approximately $3,000 of stock based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of September 30, 2012, there was approximately $70,600 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 34.5 months.  Subsequent to September 30, 2012, these warrants were fully exercised by the consultant.

The warrants have a weighted average fair value of $0.44.  The fair value of the new warrants has been estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions:

Risk-free interest rate	0.31 - 0.42%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	401%
Exercise price	$0.10 - 0.30

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At September 30, 2012, there were 1,628,417 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through August 2015. At September 30, 2012 there were 4,960,000 stock options outstanding and 925,000 were vested and exercisable at an average exercise price of $0.09.

The following securities were not involved in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	September 30,
	2012	2011
Options to purchase common stock	4,960,000	1,650,000
Warrants to purchase common stock	1,628,417	1,890,084
Convertible note payable from shareholders	1,441,101	-

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 8 - Basic and diluted (loss) earnings per share (continued)

The computations for basic and fully diluted (loss) earnings per share are as follows:

		Weighted Average
For the 3-months ended September 30, 2012:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(217,200)	20,647,756	$ (0.01)

		Weighted Average
For the 3-months ended September, 2011:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income to common shareholders	$43,815	17,638,191	$0.00

Diluted earnings per share

Income to common shareholders	$43,815	17,638,191	$0.00

		Weighted Average
For the 9-months ended September 30, 2012:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(126,334)	19,898,741	$(0.01)

		Weighted Average
For the 9-months ended September 30, 2011:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(184,126)	16,844,086	$(0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$5,434,533	$855,068	$6,289,601	$366,223	$378,076	$744,299

COST OF SALES	1,517,031	388,736	1,905,767	152,823	172,486	325,309
Gross profit	3,917,502	466,332	4,383,834	213,400	205,590	418,990

Operating expenses:
General and administrative	1,022,613	43,920	1,066,533	253,852	42,202	296,054
Selling and marketing	3,514,120	12,221	3,526,341	72,221	6,900	79,121
Total operating expense	4,536,733	56,141	4,592,874	326,073	49,202	375,175

Operating income (loss)	$(619,231)	$410,191	$(209,040)	$(112,673)	$156,488	$43,815

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$9,979,513	$2,801,897	$12,781,410	$1,284,128	$679,551	$1,963,679

COST OF SALES	3,045,986	1,304,694	4,350,680	674,932	308,987	983,919
Gross profit	6,933,527	1,497,203	8,430,730	609,196	370,564	979,760

Operating expenses:
General and administrative	2,110,964	126,594	2,237,558	782,259	107,350	889,609
Selling and marketing	6,271,168	31,025	6,302,193	243,079	31,206	274,285
Total operating expense	8,382,132	157,619	8,539,751	1,025,338	138,556	1,163,894

Operating income (loss)	$(1,448,605)	$1,339,584	$(109,021)	$(416,142)	$232,008	$(184,134)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and September 30, 2011
 (Unaudited)

Note 9 - Segment reporting (continued)

Selected balance sheet information by segment is presented in the following table as of:

	September 30,	December 31,
Total Assets	2012	2011
Domestic	$2,696,931	$834,965
International	76,865	29,317
Total Assets	$2,773,796	$864,282

Note 10 - Income taxes

During 2012 and 2011 there was no provision for income taxes because the availability of the net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $4,500,000 and $1,200,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the nine months ended September 30, 2012 and 2011.   At September 30, 2012 and December 31, 2011 the Company has approximately $270,000 accrued for various tax penalties.

The Company recently filed federal tax returns for all years since inception; therefore, the statute for all years remains open and any of these years could potentially be audited.  The Company has not filed state income tax returns since inception; therefore, the statute for all years remains open and any of these years could potentially be audited.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2012 with the three and nine months ended September 30, 2011.

Revenues

Our revenues increased to approximately $6,290,000 and $12,781,000 for the three and nine months ended September 30, 2012, up from approximately $744,000 and $1,964,000 recorded during the three and nine months ended September 30, 2011, a 745% and 551% increase respectively. There were two major reasons for the increase in revenue.  The first reason relates to continued success of the new DermaWandTM infomercial.  During the three and nine months ended September 30, 2012 sales relating to DermaWandTM for direct response television (DRTV) were approximately $4,443,000 and $8,373,000 as compared to approximately $366,000 and $1,284,000 during the three and nine months ended September 30, 2011.

This increase in DRTV revenue was in part due to the launching of a new Spanish language version of the DermaWand show that was launched by The Company in August 2012.  The Company has also been successful in building an auto-ship continuity program with its DermaVitalTM skincare line.   Currently there are over 9,000 customers in the program, all which pay $29.95 per month to receive the three core products in the line; Pre-Face Beauty Treatment, Hydra Infusion Beauty Treatment, and Skin Mist.  The Company is focused on expanding the DermaVital line and building the continuity program.

The second reason for the increase in revenue was an increase in international sales.  During the three and nine months ended September 30, 2012, international sales revenue for the DermaWandTM was approximately $855,000 and $2,802,000, as compared to approximately $378,000 and $680,000 during the three and nine months ended September 30, 2011.   The increase in sales internationally is primarily due to the new DermaWandTM infomercial running in Europe, Asia, and South America.

Gross Margin

Gross margin percentage was approximately 70% and 66% for the three and nine months ended September 30, 2012, up from approximately 56% and 50% during the three and nine months ended September 30, 2011.  The main reason for the increase in gross margin was that the sales generated from the new DermaWandTM infomercial have an average selling price of $145, including shipping and handling, which represented the majority of sales for the three and nine months ended September 30, 2012. In comparison, for the three and nine months ended September 30, 2011, the majority of sales were generated from televised home shopping, which had a selling price of approximately $60 to $100.  There were no infomercial sales of DermaWandTM during the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012 we generated approximately $4,384,000 and $8,431,000 in gross margin, compared to approximately $419,000 and $980,000 for the three and nine months ended September 30, 2011.

Operating Expenses

Total operating expenses increased to approximately $4,593,000 and $8,540,000 during the three and nine months ended September 30, 2012, from approximately $375,000 and $1,164,000 during the three and nine months ended September 30, 2011, an increase of approximately $4,218,000, or 1125% and $7,376,000 or 634%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.   Total media and production expenses increased to approximately $2,374,000 and $4,348,000 during the three and nine months ended September 30, 2012, from approximately $18,000 and $93,000 during the three and nine months ended September 30, 2011.   Other expenses that increased in association with the DermaWandTM infomercial are as follows:

	For the three months ended September 30
	2012	2011	Increase
Answering Service	$444,000	$1,000	$443,000
Customization & Duplication	72,000	4,000	68,000
Merchant Fees	171,000	5,000	166,000
Total	$687,000	$10,000	$677,000

	For the nine months ended September 30
	2012	2011	Increase
Answering Service	$740,000	$2,000	$738,000
Customization & Duplication	153,000	8,000	145,000
Merchant Fees	271,000	6,000	265,000
Total	$1,164,000	$16,000	$1,148,000

In addition to the increased costs associated with the infomercial; there was also a significant increase in stock based compensation and bad debt expenses.  Total stock based compensation expenses increased to approximately $450,000 and $675,000 during the three and nine months ended September 30, 2012, from approximately $29,000 and $51,000 during the three and nine months ended September 30, 2011.   Total bad debt expenses increased to approximately $104,000 and $311,000 during the three and nine months ended September 30, 2012, from approximately $3,000 and $9,000 during the three and nine months ended September 30, 2011.

Net Income (Loss)

The Company generated net loss of approximately $217,000 and $126,000 for the three and nine months ended September 30, 2012, compared with a net income of approximately $44,000 and a net loss of approximately $184,000 for the three and nine months ended September 30, 2011.  The major reason for the increase in net loss was the additional non-cash stock based compensation expense related to the termination a of consulting arrangement and increase in bad debt expense related to infomercial sales for the three and nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012, we had approximately $828,000 in cash (including cash held in escrow), compared to approximately $59,000 at December 31, 2011.  We generated positive cash flows from operations of approximately $457,000 in the nine months ended September 30, 2012 compared to a negative cash flow from operations of approximately $226,000 for the same period in 2011.  The positive cash flow from operations during the current period was primarily a result of a net loss of approximately $126,000, an increase in accounts receivable of approximately $968,000, an increase in inventory of approximately $324,000, an increase in prepaid expense and other current assets of approximately $168,000, an increase in accounts payable and accrued liabilities of approximately $979,000, a decrease in severance payable of approximately $31,000, an increase in deferred revenue of approximately $84,000, an increase in accrued interest to a shareholder of approximately $14,000, stock based compensation expense of approximately $675,000, bad debt expense of approximately $311,000 and depreciation expense  of approximately $11,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of $590,723. On April 1, 2012 the shareholder note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum and becomes convertible at $0.50 per share.  Interest on the unpaid balance of this note shall be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest shall be due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  Accrued interest at September 30, 2012 is approximately $14,000.  (See Note 5).

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated positive cash flows from operating activities during the nine months ended September 30, 2012, of approximately $457,000, but the Company, for the most part, has experienced recurring losses from operations. As of September 30, 2012, the Company had a working capital of approximately $430,000, compared to a negative working capital approximately $1,043,000 at December 31, 2011, and an accumulated deficit of approximately $6,830,000 as of September 30, 2012.  Improvement in working capital is mainly due to the modification of debt terms reclassifying the $590,723 shareholder note payable to long-term as of September 30, 2012.  (See Note 5).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2012. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as filed with the Commission with our Annual Report form 10-K filed on March 30, 2012.

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

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required for smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On August 15, 2012, the Company terminated a corporate public relations consulting agreement.  As part of the termination, the two consultants each received warrants to purchase 125,000 shares of our common stock at an exercise price of $0.10 per share. The warrants may be exercised at any time within three years from the date granted.  The issuance of the warrants was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On August 15, 2012, the Company entered into a new corporate public relations and product sales agreement.  As part of the agreement, the consultant received warrants to purchase 125,000 shares of our common stock at an exercise price of $0.30 per share. The warrants may be exercised at any time within three years from the date granted. The issuance of the warrants was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On September 18, 2012, the Company issued a total of 500,000 incentive stock options under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $.53125 per share, except for 200,000 options issued to our Chief Executive Officer, which were issued at an exercise price of 110% of fair market value, or $.584375 per share.  The options vest one third each year over the next three years, provided the recipient is still employed by the Company.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  Each of the recipients of the options is officers or key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On September 18, 2012, the Company issued a total of 300,000 statutory stock options to two key consultants and one of our directors. The options were issued with an exercise price of $.50 per share.  The options vest one third each year over the next three years.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: November 14, 2012	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer

Date: November 14, 2012	By:	/s/ Richard Ransom
Name: Richard Ransom
Title: Chief Financial Officer