Form 10-K
period 2012-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2013-03-28
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number 0-49638
INTERNATIONAL COMMERCIAL
TELEVISION INC.
(Name of Registrant as Specified in Its Charter)

Nevada	76-0621102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

487 Devon Park Dr. Ste 212 Wayne, PA 19087
(Address of Principal Executive Offices) (Zip Code)

(484) 598-2300
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes     ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Act).  ☐ Yes    ☒ No

The aggregate market value of the voting common stock held by non-affiliates on June 29, 2012 (the last business day of our most recently completed second fiscal quarter) was $2,064,776 using the closing price of $0.33 on June 29, 2012.

As of March 28, 2013, the registrant had issued and outstanding 21,706,087 shares of common stock.

Documents Incorporated by Reference:  None.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to
Annual Report on Form 10- K
For the Year Ended December 31, 2012

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

The goal of our business plan is to create brand awareness through our infomercial and spot advertising, and in doing so, create a customer base that we can cross-sell our brands to and will buy our consumable products on a repetitive basis.  In addition, we plan to create brand awareness so that these brands and their families of products may be sold in dedicated shelf-space areas by product category in traditional retail stores.  We acquire the rights to our products that we market via licensing agreements, acquisition and in-house development.  We currently sell these products domestically and internationally.

A short-form spot is a 30-second, 1 minute, 2-minute, 3-minute or 5-minute commercial, while a long-form infomercial is a 28 1/2-minute direct response commercial.  Short-form spots generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less.  Short-form spots of three to five minutes are typically cut down versions of well branded long-form infomercials.  Long-form infomercials generally feature products with a selling price of $30 - $300 and are usually unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

For the fiscal years ended December 31, 2012 and December 31, 2011, 84% and 58%, respectively, of our product sales were generated from products sold domestically.

Our international division represented 16% and 42% of our sales volume for the years ended December 31, 2012 and 2011, respectively. International revenues resulted primarily from the sale of products to international distributors who in turn marketed our products to their respective markets via direct response and retail marketing channels.

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

DermaWandTM
We have a worldwide exclusive license to sell the DermaWandTM, a skin care appliance that reduces fine lines and wrinkles and improves overall skin appearance.  The price consumers pay for DermaWandTM varies from country to country, however, it generally ranges from approximately $90-$120.  The DermaWandTM is sold and marketed with DermaVitalTM skin care products which are offered with a monthly continuity program.  The Company sold approximately 318,000 and 99,000 DermaWandTM units during 2012 and 2011, respectively.

Index

On November 9, 2011, ICTV began airing a new DermaWandTM long-form infomercial.  During 2012, the new DermaWandTM infomercial aired on both national cable stations and throughout a variety of major and minor broadcast markets in the United States.  The Company recognized approximately $17,021,000 and $128,000 of revenue relate to the new DermaWandTM infomercial, including DermVitalTM sales, during 2012 and 2011, respectively.  The infomercial has continued to run through March 2013, and it is the Company’s plan to continue airing it throughout the entire year.

DermaVitalTM
DermaVitalTM is a brand of cosmetics with a wide variety of products.  The product line consists of several moisturizers that allow water to penetrate the skin's surface, thus re-hydrating the deeper layers.  Medical experts, including dermatologists, agree that dehydration or lack of water is a major cause of skin problems.  The problem is that the skin by itself is virtually waterproof and water cannot penetrate its resilient surface.  This moisturizing formula has the ability to send water into the deeper layers of the skin where it is most needed.  The result is a deeper moisturization that softens, cleanses and hydrates the skin in a way that enhances and supports the skin's own natural functions.

In addition to moisturizers, the DermaVitalTM  line has facial cleansers, microdermabrasion treatments, eye cream, lip cream, and hand cream.  The Company is currently working on developing new products to market under the DermaVitalTM name.

DermaVitalTM has been offered to DermaWand buyers through U.S. DRTV and Internet distribution channels as a monthly continuity program, and to HSN customers as an “add on” product to their DermaWand purchase.  As of March 2013, over 12,000 customers are currently enrolled in some form of DermaVitalTM continuity program.  Customers are enrolled month to month and can cancel at any time.  During 2013, ICTV is focused on expanding the number of customers that enroll in continuity, increasing the average order value of our continuity shipments, and increasing the average number of cycles that a customer stays in a continuity program.

In an effort to achieve these goals, during March 2013, the Company has rebranded its core DermaVitalTM continuity program as, “The DermaVitalTM Preferred Beauty Club”.  As a member of the Club, a customer will receive exclusive benefits, including significant discounts of up to 70% on DermaVitalTM products, free monthly gifts of other products in the DermaVitalTM line, and a dedicated member-only phone number.

Additional Products – Various Categories

BetterBlocksTM
In April 2000 we acquired the exclusive, royalty-free worldwide license to manufacture market and distribute BetterBlocksTM, a patented plastic toy building system, under the Share and Option Purchase Agreement with The Better Blocks Trust, a shareholder.   BetterBlocksTM has been sold mainly through DRTV, mail order catalogues, retail and the television shopping channel QVC.

The Company tested the BetterBlocksTM product line on televised shopping in the fall of 2009, and has continued to sell the product on the internet in 2012 and 2011.  Revenue for BetterBlocksTM was approximately $11,500 and $6,000 during 2012 and 2011, respectively.  The Company plans to continue selling BetterBlocksTM through the web during 2013 and plans to sell this product in conjunction with the promotion of the new line of BetterBlocksTM, Glo-B’sTM.

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

In September 2012, the Glo-B’sTM spot was tested on a variety of national cable channels geared toward children’s programming.   A second test was run in December 2012.  Gross revenue of Glo-B’sTM during 2012 were approximately $13,900.

Strike N’ SetTM
In July 2010, we entered into an exclusive, royalty-free worldwide agreement to distribute Strike N’ SetTM, a patented fishing lure system manufactured by MBCT Global Ventures, LLC.  As part of the agreement, ICTV was required to develop and produce at its own expense, 60-second, 120-second, and 15 minute infomercials.  In January 2011, ICTV began production of these infomercials and in July 2011 ran a U.S. media test of the product.  Revenue for Strike N Set was approximately $8,300 and $4,000 during 2012 and 2011, respectively.  The Company plans to continue selling Strike N SetTM through the web during 2013.

Index

Slender LiftTM
In November 2009, we acquired worldwide exclusive license to manufacture and sell the Slender LiftTM, a slimming garment system for women. In the spring of 2010, the Company did a DRTV media test of Slender LiftTM. In February 2012, we tested Slender LiftTMon a televised home shopping channel.  The product sold at an introductory price of $24.95.  The test consisted of one airing of approximately eight minutes and generated sales of approximately 200 units.  Three additional airings occurred in April 2012.  Gross revenue for Slender LiftTM was approximately $16,600 and $120 during 2012 and 2011, respectively.

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

We contract with telemarketing firms to answer phones and capture orders for products sold through our infomercials.  Our storage of inventory, customer service, order processing, and order shipping functions are performed by an outside third party contracted fulfillment company - a2b Fulfillment in Greensboro, GA.

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

Index

Media Testing

Once the infomercial is produced, we acquire a minimal amount of inventory and purchase $10,000 – $20,000 worth of media time through one of our preferred direct response television specialist media agencies to test the infomercial in select target markets.  The agencies generally have comprehensive records of the markets and time slots in which certain product categories have historically sold well.  The agencies also have comprehensive tracking and analyzing programs to test and track the sales response in the markets where we air our infomercials.  The agencies will provide us with a report showing the amount of revenue generated from the infomercial as a ratio to media dollars spent.  For example, a 2.5:1 ratio means that for every $1.00 spent on media, $2.50 was generated in sales.  We take this information, along with other things such as cost of goods, fulfillment charges, telemarketing costs, insurance, returns, credit card commissions and shipping costs and generate our own reports to assess the success of the infomercial in our target markets.

Product Rollout

If a positive result is achieved during media testing, we will begin to build up inventory of the product and “roll out” the infomercial on a wider scale by increasing media spending on a weekly basis until a point just before returns diminish.  When we roll out infomercials, we generally begin with a media spend of $75,000 – $100,000 per week for media time for a long-form infomercial and a minimum of $50,000 per week for a short-form infomercial or spot.  We monitor results, payoffs and profitability of our infomercials on a daily basis and aim to be very cautious as to when and how we go about rolling out our infomercials.

In our experience, a “good average” infomercial, which we define as having a media ratio of 2.5:1, will have a life span of eight to twelve months and will, at its peak, sustain $150,000 – $200,000 in media spending per week.  A “hit” infomercial, which we define as having a media ratio of 4:1 or greater, will have a life span of 12 to 24 months, and at its peak, will sustain $600,000 – $700,000 in media spending per week.

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

Index

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

We have patents for the toy building elements of BetterBlocksTM in several countries throughout the world.  We also have the exclusive right to the use of the worldwide patent for DermaWandTM, as is necessary to manufacture, market and distribute DermaWandTM.  In addition, we have the exclusive right to the use of the worldwide patent for the distribution of Strike N’ SetTM.

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

Index

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

Employees

During the course of 2012 we employed a total of eight employees, seven full-time employees and one part-time employee.    We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders.  Out of our 100,000,000 authorized common shares, 79,227,244 shares, or approximately 79%, remain unissued at December 31, 2012.  The Company has approximately 6,383,000 stock options and warrants to purchase common stock outstanding, as well as approximately 1,332,000 in potential common shares that could be issued upon conversion of outstanding debt as of December 31, 2012. The board of directors has the power to issue such shares without shareholder approval.  None of our 20,000,000 authorized preferred shares are issued.  We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

Our executive officers and directors own or exercise full or partial control over approximately 37.0% of our outstanding common stock.  As a result, other investors in our common stock may not have much influence on corporate decision-making.  In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

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

The Company had not previously filed its mandatory tax filings since inception. During 2012, the Company filed all of the mandatory filings dating back to the inception of the Company.  Management believes that the potential income tax liability to the Company is not significant since the Company reported significant losses for most years since inception. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns is a violation of any of its contractual covenants. However, due to these late filings, we may be subject to penalties and interest on income tax due.  In addition, the net operating losses derived may be limited due to changes in ownership as in accordance with IRS Code 382.  Further, the net operating losses may expire prior to being utilized.

We have material weaknesses in our controls over financial reporting and the effectiveness of our disclosure controls and procedures.

Due in large part to our limited management personnel, we have identified material weaknesses in our financial reporting and disclosure controls and procedures, including an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting, an inadequate number of personnel to properly implement control procedures, insufficient written policies and procedures for accounting and financial reporting, and lack of an audit committee.  While identified, these material weaknesses continue as of December 31, 2012.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES
Our executive offices are located in Wayne, Pennsylvania with a monthly lease payment of $2,692.

On February 1, 2011, we entered into a 6 month office leases in Bainbridge Island, WA, with a monthly lease payment of $650. The lease expired on August 1, 2011 and was not renewed.

On February 6, 2013, the Company entered into a new lease with the landlord of the Wayne office complex of its executive office.   As of April 2013 the executive office will move into a larger space within the same complex.  The new lease is for three years, commencing on April 1, 2013.  The new office will be 2,516 square feet, compared to the current office space which is approximately 1,700 square feet.  The monthly lease payment for the first year of the new lease will be approximately $4,036.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard.  Our property is adequately covered by insurance in the Wayne location.

Index

ITEM 3.  LEGAL PROCEEDINGS

In January 2013, we received a letter from a California law firm alleging certain violations of the California Consumer Legal Remedies Act in connection with the Company’s advertising and marketing of its DermaWandTM product.  The law firm purported to represent a class of plaintiffs and invited us to contact them in order to amicably resolve the matter.  The plaintiff is currently asking for approximately $325,000 to settle the suit.

We have consulted with counsel and have presented to the California law firm the substantiation for our advertising and marketing claims.  While they have acknowledged a good portion of our substantiation, the law firm continues to press for a settlement under threat of litigation.

We believe we would prevail if the California law firm were to bring suit.  However, while the cost of settling the matter would likely be material, we also believe that the cost of litigation may exceed the amount for which the matter can be settled.  Therefore, while it may take substantial time, we are continuing settlement negotiations.

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable

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

Quarter ended	High	Low	Quarter ended	High	Low
	$	$		$	$
December 31, 2012	0.83	0.40	December 31, 2011	0.20	0.05
September 30, 2012	0.60	0.31	September 30, 2011	0.13	0.04
June 30, 2012	0.55	0.15	June 30, 2011	0.15	0.03
March 31, 2012	0.38	0.11	March 31, 2011	0.21	0.02

HOLDERS

As of March 28, 2013, there were 21,706,087 shares of common stock outstanding.   We estimate these shares are held by approximately 300 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2012, 1,600,000 options are outstanding under the Plan.

Index

In December 2011, our Board of Directors approved our 2011 Incentive Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of December 31, 2012, 1,480,000 options are outstanding under the 2011 Plan.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2012.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,080,000	$0.18	1,520,000
Equity compensation plans not approved by security holders	1,800,000	$0.20	n/a
Total	4,880,000	$0.19	1,520,000

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements in Item 8.  Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in the “Outlook: Issues and Uncertainties” section of this Form 10- K.

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

Index

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

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2012, with the fiscal year ended December 31, 2011.

Revenues

Net sales increased $19,818,000 or 639% to approximately $22,920,000 in 2012 from approximately $3,102,000 in 2011. There were two major reasons for the increase in revenue.  The first reason relates to continued success of the new DermaWandTM infomercial.  During 2012 sales relating to DermaWandTM for direct response television (DRTV) were approximately $17,021,000 as compared to approximately $128,000 in 2011.

This increase in DRTV revenue was in part due to the launching of a new Spanish language version of the DermaWand show that was launched in August 2012.  We have also been successful in building an auto-ship continuity program with our DermaVitalTM skincare line.  Currently there are over 12,000 customers in the program, all which pay $29.95 per month to receive the three core products in the line; Pre-Face Beauty Treatment, Hydra Infusion Beauty Treatment, and Skin Mist.  Customers are enrolled month to month and can cancel at any time.  The Company is focused on expanding the DermaVitalTM line and building the continuity program.  Sales related to the DermaVitalTM line during the years ended December 31, 2012 and 2011 were approximately $1,519,000 and $3,000, respectively.

The second reason for the increase in revenue was an increase in international sales.  During 2012, international sales revenue for the DermaWandTM was approximately $3,768,000, as compared to approximately $1,299,000 in the prior year, an increase of approximately $2,469,000.  The increase in international sales can be attributed primarily to the new DermaWandTM infomercial running in Europe, Asia, and South America.

Gross Margin

Gross margin percentage increased to approximately 67.4% in 2012 from approximately 49.5% in 2011.  The main reason for the increase in gross margin was that the sales generated from the new DermaWandTM infomercial have an average selling price of $145, including shipping and handling, which represented the majority of sales for the 2012. In comparison, for 2011, the majority of sales were generated from televised home shopping, which had a selling price of approximately $60 to $100.  Infomercial sales of DermaWandTM only occurred during the last quarter of 2011, whereas it ran for all of 2012.

In 2012, we generated approximately $15,440,000 in gross margin, compared to approximately $1,534,000 in 2011.

Operating Expenses

Total operating expenses increased to approximately $15,915,000 in 2012, from approximately $2,020,000 in 2011, an increase of $13,895,000, or 688%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.  Total media and production expenses increased to approximately $7,626,000 in 2012, from approximately $337,000 in 2011.  Other expenses that increased in association with the DermaWandTM infomercial were answering services of approximately $1,587,000 in 2012, from approximately $33,000 in 2011; customization and duplication of approximately $218,000 in 2012, from approximately $52,000 in 2011; and merchant fees of approximately $521,000 in 2012, from approximately $19,000 in 2011.

In addition to the increased costs associated with the infomercial, there was also a significant increase in stock based compensation and bad debt expense.  Total stock based compensation expenses increased to approximately $838,000 during 2012, from approximately $111,000 in 2011.  Total bad debt expenses increased to approximately $1,436,000 during 2012, from approximately $44,000 in 2011, which is consistent with the increase in sales and related primarily to infomercial sales.

Net Loss

The Company generated net loss of approximately $550,000 for the year ended December 31, 2012, compared to a 2011 net loss of approximately $486,000. The major reason for the increased 2012 net loss was the increased operating expenses, offset by increased profit margins the Company achieved with the higher selling price for DermaWandTM through DRTV infomercial sales.

Index

Liquidity and Capital Resources

At December 31, 2012, we had approximately $908,000 in cash and cash equivalents (including cash held in escrow), compared to approximately $59,000 at December 31, 2011. We incurred a positive cash flow from operations of approximately $563,000 in 2012, compared to a negative cash flow from operations of approximately $353,000 in 2011. In addition to the approximately $550,000 in net loss, the Company’s cash flow from operations were impacted by an increase in inventory on hand of approximately $1,261,000, an increase in accounts receivable of approximately $2,545,000, an increase in prepaid expense and other assets of approximately $268,000, an increase in accounts payable of approximately $2,504,000, a decrease in severance payable of approximately $41,000, an increase in deferred revenue of approximately $387,000, bad debt expense of $1,436,000, stock based compensation of approximately $838,000 and depreciation expense of approximately $14,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of approximately $591,000.  Interest is accrued at the rate of four and three quarters percent (4.75%) per annum and is to be paid in arrears at the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being accrued.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest at prime plus 1%.  Interest is paid monthly.  Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012.  The loan permits payment in advance without penalty at any time.  On January 24, 2012, the Company modified its loan with the Canadian lender.  The note was modified and increased the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made to the Company.  In addition, the interest was modified to lender’s cost, plus two-percent interest and the note became convertible into shares of common stock at a fixed conversion rate of $0.196 (C$.20) per share.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated positive cash flows from operating activities during the year ended December 31, 2012, of approximately $563,000, and the Company, for the most part, has experienced recurring losses from operations. As of December 31, 2012, the Company had positive working capital of approximately $336,000, compared to negative working capital of approximately $1,043,000 at December 31, 2011, and an accumulated deficit of approximately $7,254,000 as of December 31, 2012.  Improvement in working capital is mainly due to the modification of debt terms reclassifying the $590,723 shareholder note payable to long-term as of December 31, 2012.

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

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.  Improvement in working capital is mainly due to the modification of debt terms reclassifying the $590,723 shareholders note payable to long-term as of December 31, 2012.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $623,000 and $13,000 for the years ended December 31, 2012 and 2011 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $248,000 and $42,000 at December 31, 2012 and 2011, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $251,000 and $12,000 of inventory of consigned product as of December 31, 2012 and 2011, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers.  Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales.

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

Index

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  MARKET RISK DISCLOSURES.
Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

Financial statements are set forth on pages F-1 through F-22.

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

We carried out an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Index

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management believes that, as of December 31, 2012, our internal control over financing reporting was not effective due to the following material weaknesses:

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

Changes in internal control over financial reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weakness in internal control over financial reporting as of December 31, 2012.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

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

NAME	AGE	POSITION
Kelvin Claney	62	Chief Executive Officer, Secretary and Director
Richard Ransom	34	President and Chief Financial Officer
Stephen Jarvis	58	Director
William Kinnear	68	Director

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

William Kinnear – Director

William Kinnear became a director of the Company in March 2013.  Mr. Kinnear is a chartered accountant in Canada, and has over 40 years of experience as a senior officer with a variety of companies, both public and private, in the accounting and financial disciplines.  His experience includes the areas of mortgage underwriting and finance, point of sale, steel fabrication, secretarial services, and investments.  Mr. Kinnear is currently Corporate Secretary for a private investment company, and provides corporate secretarial services to a variety of companies, working closely with stock exchanges and security commissions within Canada.  Mr. Kinnear has also spent 15 years as President of Corsec Canada, Inc., providing corporate secretary services to small cap public companies.

Index

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2012.

Audit Committee and Code of Ethics

We have not formally appointed an audit committee, and the entire Board of Directors (three persons) currently serves the function of an audit committee.  Because of the small number of persons involved in management of the Company, we do not have an audit committee financial expert serving on our Board.  We have not yet adopted a code of ethics applicable to our chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2012 and 2011, by our chief executive officer and president, chief operating officer, and chief financial officer (the "Named Officers").

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)
Kelvin Claney (Chief Executive Officer)	2012	180,000	65,600
	2011	180,000	nil

Richard Ransom (President and Chief Financial Officer)	2012	125,000	70,832
	2011	125,000	nil

Compensation of Directors

During 2012 and 2011, our directors received no compensation for their service as directors, although they did receive reimbursement for expenses.  In 2012, Stephen Jarvis, one of our directors was paid $10,600 for commissions above and beyond his duties as a director; he also received a bonus of $16,040 paid in February 2013 and accrued for as of December 31, 2012.  In 2013, William Kinnear, one of our directors was paid an annual stipend of $4,000 and issued options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

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

On April 17, 2012, the Company entered into an employment agreement with Richard Ransom, our President and CFO.  Under the terms of this agreement, the Company will pay an annual salary of $125,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors. The President and CFO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement, automobile allowance and other reimbursable expenses.  The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

Index

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2013 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of March 28, 2013, we had 21,706,087 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned
Kelvin Claney, Chairman and Chief Executive Officer, Member of the Board of Directors (1)	6,998,825	32.2%
The Better Blocks Trust, declared January 1, 1994 (2)	6,578,826	30.3%
Richard Ransom(3)	366,666	1.7%
Stephen Jarvis, Member of the Board of Directors (4)	671,666	3.1%
Kevin Race, Shareholder (5)	1,200,000	5.5%
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP – 3 INDIVIDUALS	8,037,157	37.0%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)
Includes 6,578,826 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee.  Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.  Mr. Claney’s business address is 487 Devon Park Drive, Suite 212, Wayne, PA 19087.

(2)	The address for The Better Blocks Trust is 1 Kimberly Road, Epson, Auckland City, Auckland New Zealand, c/oBarry Stafford, Stafford Klaassen.
(3)	Mr. Ransom’s business address is 487 Devon Park Drive, Suite 212, Wayne, PA 19087.
(4)	Mr. Jarvis’s business address is 320 J P Razal Street, Unit 301, 3rd Floor Aralco Bldg., Poblacion, Makati City 1210, Philippines.
(5)	Mr. Race’s address is 141 Coolbreeze Avenue, Pointe-Claire, Quebec, H9R 3S9, Canada.

There are no arrangements known to ICTV, the operation of which may result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $50,000 and $40,000 during the years ended December 31, 2012 and 2011, respectively. The $50,000 loan accrued interest of 6% annually. Principal payments were made in six monthly installments of approximately $8,333, beginning in May 2012 and ending in October 2012.  Interest was paid along with the final payment in October 2012.  The total advances are offset by repayments which amounted to approximately $57,500 and $32,500 during the years ended December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, the balance outstanding was approximately $0 and $7,500, respectively.  These advances were included in Short Term Advances Payable – Related Parties on the accompanying consolidated balance sheets.

The Company also received short-term advances from another shareholder.  There were no advances during the years ended December 31, 2012 and 2011.  Repayments amounted to approximately $30,900 and $0 during the years ended December 31, 2012 and 2011, respectively.  These advances are non-interest bearing and without specific terms of repayment.  At December 31, 2012 and 2011, the balance outstanding was approximately $0 and $30,900, respectively.  These advances were included in Short Term Advances Payable – Related Parties on the accompanying consolidated balance sheets.

The Company has a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified with new terms to include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears at the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being accrued.  The first payment of interest in the amount of approximately $21,000 was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  This interest was paid on December 28, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  Subsequent to year end, $55,000 in principal payments have been made on this note.  All or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.

Index

We have three directors.  Under the definition of director independence found in NASD Rule 4200, Stephen Jarvis was our sole independent director in 2012 and 2011. William Kinnear became a second independent director in 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered from EisnerAmper, LLP for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was approximately $97,650 in 2012 and approximately $97,500 in 2011.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above.

Tax Fees

On February 21, 2012 the Company’s Board of Directors engaged EisnerAmper LLP, our independent registered public accounting firm, for tax compliance, tax advice, and tax planning. The aggregate fees billed to the Company for professional services rendered for taxes were approximately $73,750 in 2012.  There were no tax fees in 2011.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:	March 28, 2013	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	March 28, 2013
Name: Kelvin Claney
Title: Chief Executive Officer and Director

By:	/s/ Richard Ransom	Date:	March 28, 2013
Name: Richard Ransom
Title: President and Chief Financial Officer, Principal Accounting Officer

By:	/s/ Stephen Jarvis	Date	March 28, 2013
Name: Stephen Jarvis
Title: Director

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
International Commercial Television, Inc.

We have audited the accompanying consolidated balance sheets of International Commercial Television, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Commercial Television, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans considering these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/EisnerAmper, LLP

Edison, New Jersey
March 28, 2013

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$758,358	$53,337
Cash held in escrow	150,008	5,467
Accounts receivable, net of doubtful account reserves of $623,061 and $13,317, respectively	1,154,855	46,220
Inventories, net	1,979,757	718,450
Prepaid expenses and other current assets	324,991	20,559

Total current assets	4,367,969	844,033

Furniture and equipment	71,258	183,117
Less accumulated depreciation	56,949	162,868
Furniture and equipment, net	14,309	20,249

Other assets	57,950	-

Total assets	$4,440,228	$864,282

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Convertible note payable – short-term	$30,169	$65,363
Accounts payable and accrued liabilities	3,360,745	856,542
Short term advances payable – related parties	-	38,359
Severance payable – short-term	40,800	40,800
Deferred revenue – short-term	281,774	25,128
Tax provision payable	48,600	-
Tax penalties payable	270,000	270,000
Convertible note payable to shareholder – short-term	-	590,723
Total current liabilities	4,032,088	1,886,915

Severance payable – long-term	87,800	128,600
Deferred revenue – long-term	129,986	-
Convertible note payable to shareholder– long-term	590,723	-
Convertible note payable – long-term	-	32,681
Total long-term liabilities	808,509	161,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,722,756 and 18,057,756 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	10,562	7,959
Additional paid-in-capital	6,843,267	5,511,877
Accumulated deficit	(7,254,198)	(6,703,750)

Total shareholders’ deficit	(400,369)	(1,183,914)

Total liabilities and shareholders’ deficit	$4,440,228	$864,282

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

NET SALES	$22,920,386	$3,102,041

COST OF SALES	7,480,788	1,567,876

GROSS PROFIT	15,439,598	1,534,165

OPERATING EXPENSES:

General and administrative	4,347,052	1,332,008
Selling and marketing	11,568,271	687,809

Total operating expenses	15,915,323	2,019,817

OPERATING LOSS	(475,725)	(485,652)

INTEREST EXPENSE, NET	(26,123)	(240)

LOSS BEFORE PROVISION FOR INCOME TAX	(501,848)	(485,892)

PROVISION FOR INCOME TAX	(48,600)	-

NET LOSS	$(550,448)	$(485,892)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	20,110,242	16,844,086
DILUTED	20,110,242	16,844,086

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2011	15,547,179	$5,448	$5,257,293	$(6,217,858)	$(955,117)

Net loss	-	-	-	(485,892)	(485,892)

Share based compensation	-	-	70,163	-	70,163

Shares issued as part of BBI acquisition	500,000	500	(500)	-	-

Exercise of warrants	168,649	169	16,696	-	16,865

Issuance of common stock	1,291,928	1,292	127,712	-	129,004

Issuance of common stock for consulting services	550,000	550	18,478	-	19,028

Issuance of warrants for consulting services	-	-	22,035	-	22,035

Balance at December 31, 2011	18,057,756	$7,959	$5,511,877	$(6,703,750)	$(1,183,914)

Net loss	-	-	-	(550,448)	(550,448)

Share based compensation	-	-	522,164	-	522,164

Exercise of warrants	125,000	12	12,488	-	12,500

Issuance of common stock	2,590,000	2,591	385,909	-	388,500

Issuance of common stock for consulting services	-	-	38,820	-	38,820

Issuance of warrants for consulting services	-	-	262,045	-	262,045

Issuance of nonforfeitable warrants for consulting services	-	-	109,964	-	109,964

Balance at December 31, 2012	20,722,756	$10,562	$6,843,267	$(7,254,198)	$(400,369)

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(550,448)	$(485,892)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	14,250	14,092
Bad debt expense	1,435,920	43,594
Stock based compensation	838,388	111,226
Change in assets and liabilities
Accounts receivable	(2,544,555)	(14,009)
Inventories	(1,261,307)	(191,629)
Prepaid expenses and other assets	(267,777)	26,115
Accounts payable and accrued liabilities	2,504,203	234,855
Severance payable	(40,800)	(93,933)
Tax provision	48,600	-
Tax penalties	-	10,000
Deferred revenue	386,632	(7,570)
Net cash provided by (used in) operating activities	563,106	(353,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,310)	-
Net cash (used in) investing activities	(8,310)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	388,500	16,865
Proceeds from exercise of warrants	12,500	129,004
Proceeds from note payable	40,000	98,044
Payments on note payable	(107,875)	-
Advances from related parties	50,000	40,000
Payments to related parties	(88,359)	(32,500)
Net cash provided by financing activities	294,766	251,413

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	849,562	(101,738)

CASH AND CASH EQUIVALENTS, beginning of the year	58,804	160,542

CASH AND CASH EQUIVALENTS, end of the year	$908,366	$58,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capitalization of stock based compensation expense related to nonforfeitable warrants	$109,964	$-
Fair value of warrants in connection with sale of common stock	273,831	-
Interest paid	26,490	249
Write off of fully depreciated assets	120,169	-

See accompanying notes to consolidated financial statements.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated positive cash flows from operating activities in the past fiscal year of approximately $563,000, but, for the most part, has experienced recurring losses from operations. The Company had positive working capital of approximately $336,000 and an accumulated deficit of approximately $7,254,000 as of December 31, 2012.

The goal of our strategy is to use the brand awareness we create in our infomercials so that we can sell the products featured in our infomercials, along with related families of products, under distinct brand names in traditional retail stores.  Our goal is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category.  We are developing the infrastructure to create these brands of products so that we can implement our business plan.

Currently, this plan is being executed with the DermaWandTM and the DermaVitalTM skincare line. The Company does not require any additional capital to grow the DermaWandTM and the DermaVitalTM businesses. The Company is currently exploring other devices and consumable product lines.

There is no guarantee that the Company will be successful in bringing our products into the traditional retail environment.  If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs.  If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its strategy. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Note 2 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the period February 17, 2011 through December 31, 2012 and SMM for the period January 1, 2011 through February 7, 2011 and for the year ended December 31, 2011.  All significant inter-company transactions and balances have been eliminated.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2012 and December 31, 2011, 90% and 39% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; 5% and 0%, respectively were due from a third party; 4% and 0% was cash due from the Company’s credit card processors; the remaining 1% and 61% of the Company’s accounts receivable were due from one and three wholesale infomercial operators, respectively.  Major customers are considered to be those who accounted for more than 10% of net sales.  For the fiscal years ended December 31, 2012 and 2011, approximately 5% and 43%, respectively, of the Company’s net sales were made to two televised shopping network major customers.

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

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered as “Cash held in escrow”.  At December 31, 2012 and 2011 the amount of Transfirst reserves was approximately $150,000 and $5,000, respectively.

In January 2012, ICTV entered into a Media Financing, Security and Assignment agreement with Media Acquisition, LLC (“Media Acquisition”).  Under the agreement, Media Acquisition, LLC provided financing to the Company for the cost of purchasing advertising time.  In return, Media Acquisition was paid a service fee based on revenues generated from the advertisement time purchased.  To secure payment under the agreement, the Company granted Media Acquisition a security interest in essentially all of the Company’s assets.  In addition, the Company’s CEO has personally guaranteed the Company’s performance.  The term of the agreement is month-to-month and it can be terminated by either party with 30 days written notice.  As part of the agreement, a portion of cash generated through direct response television (DRTV) is reserved to cover all fees, expenses, charges and expenses due Media Acquisition.  In August 2012, the Company terminated this agreement and the reserved cash was subsequently refunded in October 2012.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 2 - Summary of significant accounting policies (continued)

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $623,000 and $13,000 for the years ended December 31, 2012 and 2011, respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $248,000 and $42,000 at December 31, 2012 and 2011, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $251,000 and $12,000 in inventory of consigned product as of December 31, 2012 and 2011, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $14,000 and $14,000, respectively, for the years ended December 31, 2012 and 2011.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2012 and 2011.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers.  Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.

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

In 2012, the Company started selling warranties on the DermaWand TM for one-year, three-year and lifetime terms.  One-year and three-year warranties are recognized ratably over the term.  Lifetime warranties are recognized over the estimated term of 5 years.  Any unearned warranty is included in deferred revenue on the accompanying consolidated balance sheet.  Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

2012
Deferred extended warranty revenue:
At beginning of period	$-
Revenue deferred for new warranties	186,535
Revenue recognized	(15,216)
At end of period	$171,319

Current portion	$41,333
Non-current portion	129,986
$171,319

Shipping and handling

The amount billed to a customer for shipping and handling is included in revenue: shipping and handling revenue approximated $3,546,000 and $61,000 for the years ended December 31, 2012 and 2011, respectively.  Shipping and handling costs are included in cost of sales.  Shipping and handling costs approximated $2,082,000 and $233,000 for the years ended December 31, 2012 and 2011, respectively.

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
DECEMBER 31, 2012 and 2011

Note 2 - Summary of significant accounting policies (continued)

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred approximately $7,626,000 and $337,000 in such costs for the years ended December 31, 2012 and 2011, respectively.

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors of the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2012, 1,600,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant.  As of December 31, 2012, 1,480,000 options are outstanding under the 2011 Plan.

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
DECEMBER 31, 2012 and 2011

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The Company uses ASC (“Accounting Standards Codification”) Topic 718, “Share-Based Payments”, to account for stock-based compensation issued to employees and directors. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.  Stock options granted to non-employees are remeasured at each reporting period until a measurement date has been reached.

The following is a summary of stock options outstanding under the existing stock option plan for the years ended December 31, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$0.08
Granted during the year	1,510,000	-	1,510,000	0.29
Exercised during the year	-	-	-	-
Forfeited during the year	(80,000)	-	(80,000)	(0.11)

Balance, December 31, 2012	2,730,000	350,000	3,080,000	$0.18

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	657,000	657,000	$2.00
Granted during the year	1,300,000	350,000	1,650,000	0.08
Exercised during the year	-	-	-	-
Expired during the year	-	(657,000)	(657,000)	(2.00)

Balance, December 31, 2011	1,300,000	350,000	1,650,000	$0.08

Of the stock options currently outstanding, 533,333 options are currently vested and exercisable; 16,667 previously vested and exercisable options were forfeited during the year ended December 31, 2012. The weighted average exercise price of these options was $0.08. These options expire in February 2021.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2012 was approximately $276,000.The aggregate intrinsic value for options outstanding and exercisable at December 31, 2011 was immaterial.

During the year ended December 31, 2012, 1,510,000 options were granted to employees; in addition, 80,000 options were forfeited due to employee termination.  For the years ended December 31, 2012 and 2011, the Company recorded approximately $250,000 and $70,000 respectively in stock compensation expense under the plan.  At December 31, 2012, there was approximately $518,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the year ended December 31, 2012 and 2011 to value the stock options granted during the period:

2012		2011
Risk-free interest rate	1.19% - 1.62%	Risk-free interest rate	1.92% - 3.03%
Expected dividend yield	0	Expected dividend yield	0
Expected life	6.00 years	Expected life	6.00 -10.00 years
Expected volatility	305% - 316%	Expected volatility	313% - 340%
Weighted average grant date fair value	$0.30	Weighted average grant date fair value	$0.14

The following is a summary of stock options outstanding outside of the existing stock option plan for the years ended December 31, 2012 and 2011:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$0.18
Granted during the year	150,000	1,400,000	1,550,000	0.20
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, December 31, 2012	150,000	1,650,000	1,800,000	$0.20

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2011	-	250,000	250,000	$0.18
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, December 31, 2011	-	250,000	250,000	$0.18

Of the stock options currently outstanding outside of the plan at December 31, 2012, 500,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.11. These options expire between December 2013 and February 2015.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2012 was approximately $243,000.The aggregate intrinsic value for options outstanding and exercisable at December 31, 2011 was immaterial.

During the year ended December 31, 2012, 1,550,000 options were granted to employees and consultants.  For the years ended December 31, 2012 and 2011, the Company recorded approximately $272,000 and $0 respectively in stock compensation expense under the plan.  At December 31, 2012, there was approximately $547,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the year ended December 31, 2012 to value the stock options outstanding outside the plan:

2012

Risk-free interest rate	0.72% – 1.78%
Expected dividend yield	0.00
Expected life	3.00 – 10.00 years
Expected volatility	263% – 394%
Weighted average grant date fair value	$0.31

The following is a summary of all stock options outstanding, and nonvested for the year ended December 31, 2012:

	Number of Shares
	Employee	Non- Employee	Totals	Weighted Average
				Exercise Price
Balance, January 1, 2012 – nonvested	1,300,000	516,667	1,816,667	$0.09
Granted	1,660,000	1,400,000	3,060,000	0.25
Vested	(433,334)	(533,334)	(966,668)	0.10
Forfeited	(63,333)	-	(63,333)	0.11
Balance, December 31, 2012 - nonvested	2,463,333	1,383,333	3,846,666	$0.21

Note 3 - Commitments and contingencies

Leases

As of December 31, 2012, the Company had an active lease related to the office space rented in Wayne, Pennsylvania.  Total rent expense incurred during 2012 and 2011 totaled approximately $34,000 and $38,000, respectively.  During the year ended December 31, 2012, the Company renewed its lease at the Wayne, Pennsylvania location with lower monthly rent payments, which extends through March, 2013.   On April 1, 2013, the Company will be moving to a different building within the same facility and has amended the lease through March 2016.  The schedule below details the future financial obligations under the remaining two leases.

	2013	2014	2015	2016	2017	TOTAL OBLIGATION
Wayne - Corporate HQ	$46,400	$50,900	$51,500	$14,400	$-	$163,200

Total Lease Obligations	$46,400	$50,900	$51,500	$14,400	$-	$163,200

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 3 - Commitments and contingencies (continued)

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

The amount of royalty expense incurred for sales of the DermaWandTM were approximately $795,000 and $248,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company has accrued approximately $106,000 in bonuses to the CEO and the President and CFO for the year ended December 31, 2012, included in accounts payable and accrued expenses in the accompanying consolidated financial statements.  These bonuses were paid in February 2013.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 3 - Commitments and contingencies (continued)

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased its own liability insurance to cover all direct to consumer product sales in the US and worldwide, which expires on April 20, 2013. At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance at December 31, 2012 and 2011 is $128,600 and $169,400, respectively of which $40,800 is current and $87,800 is long-term as of December 31, 2012.

Note 5 - Related party transactions

The Company has received short-term advances from a shareholder.  These advances amounted to approximately $50,000 and $40,000 during the years ended December 31, 2012 and 2011, respectively.  The $50,000 loan accrued interest of 6% annually. Principal payments were made in six monthly installments of approximately $8,333, beginning in May 2012 and ending in October 2012.  Interest was paid along with the final payment in October 2012.  The advances are offset by repayments which amounted to approximately $57,500 and $32,500 during the years ended December 31, 2012 and 2011, respectively.  These advances were included in Short Term Advances Payable – Related Parties on the accompanying consolidated balance sheets.  At December 31, 2012 and 2011, the balance outstanding was approximately $0 and $7,500, respectively.

The Company also received short-term advances from another shareholder.  There were no advances during the years ended December 31, 2012 and 2011.  Repayments amounted to approximately $30,900 and $0 during the years ended December 31, 2012 and 2011, respectively.  These advances are non-interest bearing and without specific terms of repayment.  These advances were included in Short Term Advances Payable – Related Parties on the accompanying consolidated balance sheets.  At December 31, 2012 and 201, the balance outstanding was approximately $0 and $30,900, respectively.

The Company has a note payable to a shareholder in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified.  The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  Interest of approximately $21,000 was paid on December 28, 2012.

The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  Subsequent to December 31, 2012, $55,000 in principal payments were made on the note.

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

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest at prime (3.25% at December 31, 2012) plus 1%.   Interest is paid monthly.   Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.  The loan permits payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) were due in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at December 31, 2012 was approximately $30,200 (C$30,000).  The balance was paid in full by March 2013.  Interest paid on the loan for the years ended December 31, 2012 and 2011, was approximately $3,600 and $250, respectively.

The lender of this note is also one of the two persons that receive royalty payments on the DermaWand sales as noted in Note 3

Note 7 - Capital transactions

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

In addition, during 2011, the Company issued 41,928 shares of commons stock for total consideration of approximately $4,000.

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

Risk-free interest rate	0.36% – 0.58%
Expected dividend yield	0.00
Expected life	3.00 years
Expected volatility	410% – 418%
Exercise price	$0.25

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 7 - Capital transactions (continued)

The fair value of the warrants was approximately $274,000, and was recorded as an increase and corresponding decrease to additional paid-in capital for the year ended December 31, 2012.

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period.  Upon termination, approximately $23,000 was expensed during the year ended December 31, 2012.  As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants.  Therefore, any unrecognized expense related to common stock issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term.  For the years ended December 31, 2012 and 2011, the Company recorded approximately $38,800 and $9,000, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $17,000, which will be recognized over the next 19 months.

The Company used the Black Scholes model to value the 1,500,000 warrants granted using under the consulting agreement.  The weighted average grant date fair value of these warrants was $0.06.

For the years ended December 31, 2012 and 2011, the Company recorded approximately $160,000 and $9,600, respectively, of stock based compensation expense to fully expense the 500,000 warrants issued to the consultants under the consulting agreement.  As of December 31, 2012, there was no unrecognized compensation costs related to these warrant grants.  For years ended December 31, 2012 and 2011, the Company recorded approximately $47,000 and $12,400, respectively, of stock based compensation expense to fully expense the 1,000,000 warrants issued to the consultants under the consulting agreement.  As of December 31, 2012, there was no unrecognized compensation costs related to these warrant grants.

For the year ended December 31, 2012 the Company recorded approximately $62,700 of stock based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement.  The expense related to the consultant no longer performing services was recognized immediately.  As of December 31, 2012, there was approximately $47,300 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 31.5 months.  On October 24, 2012, 125,000 warrants issued to one of the consultants were exercised for total consideration of $12,500.

On August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with 1 of the previous consultants.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  For years ended December 31, 2012, the Company recorded approximately $7,700 of stock based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of December 31, 2012, there was approximately $47,300 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 31.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets and will be expensed over the consultant term.  For the year ended December 31, 2012, approximately $15,000 was expensed and included in stock based compensation expense in our accompanying consolidated financial statements.  Approximately $94,000 is capitalized and approximately $36,000 and $58,000 is reflected as current and non-current assets, respectively, in our accompanying consolidated balance sheet.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 7 - Capital transactions (continued)

At December 31, 2012, the following warrants were outstanding:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in 2007 placement (modified 2010)	390,084	$0.10 - $3.00	December 2013

Shareholders in February 2012 private placement	863,333	$0.25	February – March 2015

Consultant	125,000	$0.10	August 2015

Consultant	125,000	$0.30	August 2015

Balance at December 31, 2012	1,503,417

The warrants have a weighted average fair value of $0.44.  The fair value of the new warrants has been estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions:

Risk-free interest rate	0.31 – 0.42%
Expected dividend yield	0
Expected life	3.00 years
Expected volatility	401%
Exercise price	$0.10 – $0.30

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 8 - Basic and diluted earnings (loss) per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At December 31, 2012, there were 1,503,417 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through August 2015. At December 31, 2012 there were 4,880,000 stock options outstanding and 1,033,334 were vested and exercisable at an exercise price of $0.09.

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:
	December 31
	2012	2011
Options to purchase common stock	4,880,000	1,900,000
Warrants to purchase common stock	1,503,417	1,890,084
Convertible note payable from shareholder	1,332,291	-

The computations for basic and fully diluted earnings per share are as follows:

For the year ended December 31, 2012:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(550,448)	20,110,242	$(0.03)

For the year ended December 31, 2011:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(485,892)	17,145,925	$(0.03)

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 9 - Income taxes

The income tax expense for the years ended December 31, 2012 and 2011 consist of the following:

Current	2012	2011
Federal	$40,000	$-
State	8,600	-
Total	$48,600	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realization.  This asset primarily consists of net operating losses.  For the most part, the Company has experienced operating losses since inception. Therefore the Company has accumulated approximately $2,527,000 and $420,000 of net operating loss carryforwards for federal and state purposes, respectively, which expire twenty years from the time of incurrence for federal purposes. Expiration for the state net operating carryforwards may vary based on different state rules.

Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows as of December 31, 2012 and 2011:

	2012	2011
Net operating loss	$901,000	$1,948,000
Accrued returns and allowances	334,000	21,000
Accumulated depreciation	(5,000)	(3,000)
Stock options	390,000	70,000
Deferred income	158,000	10,000
Other	207,000	107,000
Total deferred tax assets	$1,985,000	$2,153,000
Valuation allowance	(1,985,000)	(2,153,000)
Net deferred tax assets	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) and carryforwards could be used can be predicted to be more likely than not.  Net change to our valuation allowance for the year ended December 31, 2012 was an decrease of $168,000.

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

During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations.  At December 31, 2012 and 2011, the Company had approximately $270,000, respectively accrued for various tax penalties.

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 9 - Income taxes (continued)

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2012 and 2011, is as follows:

	2012	2011
Federal rate	34.00%	34.00%
State tax rate	5.95%	5.95%
Effect of permanent differences	5.03%	3.30%
Change in valuation allowance	(32.18)%	(43.25)%
Effective tax rate	12.80%	0.00%

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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the year ended December 31, 2012			For the year ended December 31, 2011
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$19,152,585	$3,767,801	$22,920,386	$1,802,921	$1,299,120	$3,102,041

COST OF SALES	5,642,849	1,837,939	7,480,788	966,811	601,065	1,567,876

Gross profit	13,509,736	1,929,862	15,439,598	836,110	698,055	1,534,165

Operating expenses:
General and administrative	4,160,082	186,970	4,347,052	1,207,424	124,584	1,332,008
Selling and marketing	11,521,033	47,238	11,568,271	634,586	53,223	687,809
Total operating expenses	15,681,115	234,208	15,915,323	1,842,010	177,807	2,019,817

Operating income (loss)	$(2,171,379)	$1,695,654	$(475,725)	$(1,005,900)	$520,248	$(485,652)

Selected balance sheet information by segment is presented in the following table as of December 31:

Total Assets	2012	2011
Domestic	$4,414,775	$834,965
International	25,453	29,317
Total Assets	$4,440,228	$864,282

Index

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 11 – Subsequent events

In January 2013, the Company received a letter from a California law firm alleging certain violations of the California Consumer Legal Remedies Act in connection with the Company’s advertising and marketing of its DermaWandTM product. The law firm purported to represent a class of plaintiffs and invited us to contact them in order to amicably resolve the matter.

We have consulted with counsel and have presented to the California law firm the substantiation for our advertising and marketing claims. While they have acknowledged a good portion of our substantiation, the law firm continues to press for a settlement under threat of litigation.  The plaintiff is currently asking for approximately $325,000 to settle the suit.

We believe we would prevail if the California law firm were to bring suit. However, while the cost of settling the matter would likely be material, we also believe that the cost of litigation may exceed the amount for which the matter can be settled. Therefore, while it may take substantial time, we are continuing settlement negotiations.

On February 6, 2013, the Company entered into a new lease with the landlord of the Wayne office complex of its executive office.   As of April 2013 the executive office will move into a larger space within the same complex.  The new lease is for three years, commencing on April 1, 2013.  The new office will be 2,516 square feet, compared to the current office space which is approximately 1,700 square feet.  The monthly lease payment for the first year of the new lease will be approximately $4,036.

On March 8, 2013, Stephen Jarvis exercised 166,666 stock options; Kelvin Claney exercised 399,999 stock options; Richard Ransom exercised 366,666 stock options previously issued for total gross proceeds of approximately $91,200.

On March 11, 2013, the Board of Directors appointed a new director of the Company.  William N. Kinnear will serve as a director until the later of the next annual meeting of the shareholders of the Company or until his successor is duly elected.  Compensation for his services as a director is an annual stipend of $4,000 per year and options to purchase 50,000 shares of the Company’s common stock at an exercise price of $.025 per share.

In 2013, the Company established a 401k retirement plan for employees to contribute.  Currently, the Company is not providing for matching contributions.