Form 10-Q
period 2013-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2013-05-14
CIK 1076522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
Mark One
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

489 Devon Park Drive, Suite 315 Wayne, PA 19087
(Address of principal executive offices)

(484) 598-2300
(Issuer's telephone number)

487 Devon Park Drive, Suite 212 Wayne, PA 19087
(Former Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2013, the Issuer had 21,706,087 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$661,726	$758,358
Cash held in escrow	150,015	150,008
Accounts receivable, net of allowance for returns and doubtful accounts of $717,526 and $623,061, respectively	1,576,979	1,154,855
Inventories, net	2,134,297	1,979,757
Prepaid expenses and other current assets	288,460	324,991
Total current assets	4,811,477	4,367,969

Furniture and equipment	75,258	71,258
Less accumulated depreciation	60,583	56,949
Furniture and equipment, net	14,675	14,309

Other assets	48,788	57,950

Total assets	$4,874,940	$4,440,228

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$2,254,527	$3,360,745
Convertible note payable	-	30,169
Severance payable	40,800	40,800
Deferred revenue	287,928	281,774
Income tax payable	356,255	48,600
Tax penalties payable	270,000	270,000
Total current liabilities	3,209,510	4,032,088

Severance payable – long-term	77,600	87,800
Deferred revenue – long-term	217,006	129,986
Convertible note payable to shareholder	535,723	590,723
Total long-term liabilities	830,329	808,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,706,087 and 20,772,756 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	11,495	10,562
Additional paid-in-capital	6,909,245	6,843,267
Accumulated deficit	(6,085,639)	(7,254,198)

Total shareholders’ equity (deficit)	835,101	(400,369)

Total liabilities and shareholders’ equity (deficit)	$4,874,940	$4,440,228

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

NET SALES	$12,400,233	$2,655,311

COST OF SALES	3,506,857	984,498

GROSS PROFIT	8,893,376	1,670,813

OPERATING EXPENSES:
General and administrative	1,893,339	542,833
Selling and marketing	5,468,993	1,148,582
Total operating expenses	7,362,332	1,691,415

OPERATING INCOME (LOSS)	1,531,044	(20,602)

INTEREST EXPENSE, NET	(6,705)	(1,006)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	1,524,339	(21,608)

PROVISION FOR INCOME TAXES	(355,780)	-

NET INCOME (LOSS)	$1,168,559	$(21,608)

NET INCOME (LOSS) PER SHARE
BASIC	$0.06	$(0.00)
DILUTED	$0.05	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	21,011,274	18,416,995
DILUTED	22,713,762	18,416,995

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2013	20,772,756	$10,562	$6,843,267	$(7,254,198)	$(400,369)

Share based compensation expenses	-	-	(34,706)	-	(34,706)

Issuance of common stock for consulting services	-	-	5,417	-	5,417

Exercise of options	933,331	933	95,267	-	96,200

Net income	-	-	-	1,168,559	1,168,559

Balance at March 31, 2013	21,706,087	$11,495	$6,909,245	$(6,085,639)	$835,101

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,168,559	$(21,608)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation	3,634	3,481
Bad debt expense	963,441	116,273
Share based compensation	(20,125)	113,312
Change in assets and liabilities
Accounts receivable	(1,385,565)	(343,281)
Inventories	(154,540)	64,125
Prepaid expenses, other current assets and other assets	36,529	(142,458)
Accounts payable and accrued liabilities	(1,106,218)	177,084
Severance payable	(10,200)	(10,200)
Income tax payable	307,655	-
Deferred revenue	93,174	(18,182)
Net cash used in operating activities	(103,656)	(61,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(4,000)	(1,211)
Net cash used in investing activities	(4,000)	(1,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	388,500
Proceeds from exercise of options	96,200	-
Proceeds from note payable	-	40,000
Payments on note payable	(30,169)	(4,875)
Payments on note payable to shareholder	(55,000)	-
Payments to related parties	-	(7,509)
Net cash provided by financing activities	11,031	416,116

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(96,625)	353,451

CASH AND CASH EQUIVALENTS, beginning of the period	908,366	58,804

CASH AND CASH EQUIVALENTS, end of the period	$811,741	$412,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Fair value of warrants in connection with sale of common stock	$-	$273,831
Interest paid	$6,839	$1,011
Write off of fully depreciated assets	$-	$98,884

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998.

Effective February 17, 2011, the Company acquired 100% of the equity interest in Better Blocks International Limited (“BBI”).

The Company and its Subsidiary sells various consumer products.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although our companies are incorporated in Nevada and New Zealand, a substantial portion of our operations are currently run from the Wayne, Pennsylvania office.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the three month period ended March 31, 2013 of approximately $104,000, and, for the most part since inception, has experienced recurring losses from operations. The Company had a working capital of approximately $1,602,000 and an accumulated deficit of approximately $6,086,000 as of March 31, 2013.

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
March 31, 2013 and March 31, 2012
(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the three months ended March 31, 2013 and 2012.  All significant inter-company transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent.  The most significant estimates used in these consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, valuation allowance on deferred tax assets and share based compensation.  Actual results could differ from these estimates.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts.

As of March 31, 2013 and December 31, 2012 79% and 90% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. Major customers are considered to be those who accounted for more than 10% of net sales.  For the three months ended March 31, 2012, approximately 73% of the Company’s gross sales were made to two televised shopping network major customers.  There were no major customers for the three months ended March 31, 2013.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
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

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered “Cash held in escrow.”  At March 31, 2013 and December 31, 2012 the amount of Transfirst reserves were approximately $150,000 and $150,000 respectively.

Foreign currency transactions

The Company enters into transactions denominated in currencies other than its functional currency (U.S. Dollar).  Currency gains or losses are recorded in the Condensed Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $718,000 at March 31, 2013 and $623,000 at December 31, 2012.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that has been sold to customers and had cash collections, while the customer still has the right to return the product.  The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $153,000 at March 31, 2013, and $248,000 at December 31, 2012.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at March 31, 2013 and December 31, 2012 is approximately $195,000 and $251,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $3,600 and $3,500 for the three months ended March 31, 2013 and 2012, respectively.

Impairment of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.  No impairment losses were identified or recorded for the three months ended March 31, 2013 and 2012.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
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

In 2012, the Company started selling warranties on the DermaWandTM for one-year, three-year and lifetime terms.  In 2013, the Company started selling five-year warranties and discontinued lifetime warranties.  One-year, three-year and five-year warranties are recognized ratably over the term.  Lifetime warranties are recognized over the estimated term of 5 years.  Any unearned warranty is included in deferred revenue on the accompanying consolidated balance sheet.  Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

March 31, 2013
Deferred extended warranty revenue:
Balance at January 1, 2013	$171,319
Revenue deferred for new warranties	128,541
Revenue recognized	(17,504)
Balance at March 31, 2013	$282,356

Current portion	$65,350
Non-current portion	217,006
$282,356

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Shipping and handling

The amount billed to customers for shipping and handling is included in net sales; shipping and handling revenue approximated $1,187,000 and $303,000 for the three months ended March 31, 2013 and 2012, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $1,043,000 and $226,000 for the three months ended March 31, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.  Research and development costs approximated $19,000 and $1,000 for the three months ended March 31, 2013 and 2012, respectively.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred $3,435,000 and $860,000 in such costs for the three months ended March 31, 2013 and 2012, respectively.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of March 31, 2013, 933,334 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of March 31, 2013, 1,371,668 options are outstanding under the 2011 Plan.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument.  The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model.  The measurement of share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

The Company uses ASC Topic 718, “Share-Based Payments”, to account for share-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the three months ended March 31, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$0.18
Granted during the period	125,000	-	125,000	0.55
Exercised during the period	(766,665)	(133,333)	(899,998)	0.10

Balance, March 31, 2013	2,088,335	216,667	2,305,002	$0.24

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$0.08
Granted during the period	910,000	-	910,000	0.15

Balance, March 31, 2012	2,210,000	350,000	2,560,000	$0.10

Of the stock options outstanding as of March 31, 2013 under the Stock Option Plans, 460,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.09. These options expire between February 2021 and January 2022. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2013 was approximately $77,000.  The aggregate intrinsic value for options outstanding and exercisable at March 31, 2012 was immaterial.  The aggregate intrinsic value for options exercised during the three months ended March 31, 2013 was approximately $90,000.

For the three months ended March 31, 2013 and 2012, the Company recorded approximately ($11,000) and $33,000 respectively in share compensation expense related to vesting of options previously granted under the Stock Option Plans.  The Company recorded income for the three months ended March 31, 2013 related to revaluing the nonemployee stock options that require remeasurement over the service period until performance is complete since there was a decrease in stock price at March 31, 2013.  Approximately $481,000 of total unrecognized compensation cost related to non-vested option grants will be recognized over the remaining vesting period of approximately 3 years.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2013 to value the stock options under the Stock Option Plans granted during the period:

2013		2012
Risk-free interest rate	1.25%	Risk-free interest rate	1.41%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	318%	Expected volatility	305%
Weighted average grant date fair value	$0.60	Weighted average grant date fair value	$0.18

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the three months ended March 31, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$0.20
Granted during the period	50,000	40,000	90,000	0.36
Exercised during the period	(33,333)	-	(33,333)	0.15

Balance, March 31, 2013	166,667	1,690,000	1,856,667	$0.21

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$0.18
Granted during the period	-	850,000	850,000	0.13

Balance, March 31, 2012	-	1,100,000	1,100,000	$0.14

Of the stock options outstanding as of March 31, 2013 outside of the plan, 765,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.16. These options expire between December 2013 and March 2023. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2013 was approximately $90,000.  The aggregate intrinsic value for options outstanding and exercisable at March 31, 2012 was immaterial.  The aggregate intrinsic value for options exercised during the period was approximately $2,000.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three months ended March 31, 2013 and 2012, the Company recorded approximately ($24,000) and $62,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans.  The Company recorded income for the three months ended March 31, 2013 related to revaluing the nonemployee stock options that require remeasurement over the service period until performance is complete since there was a decrease in stock price at March 31, 2013.  Approximately $232,000 of total unrecognized compensation cost related to non-vested option grants outside the plan will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2013 to value the stock options issued outside the plan:

2013		2012
Risk-free interest rate	1.92 – 2.07%	Risk-free interest rate	0.31 – 2.23%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	10.00 years	Expected life	3.00 – 10.00 years
Expected volatility	262 – 263%	Expected volatility	266 – 418%
Weighted average grant date fair value	$0.38	Weighted average grant date fair value	$0.20

The following is a summary of all stock options outstanding and nonvested for the three months ended March 31, 2013:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013 – nonvested	2,463,333	1,383,333	3,846,666	$0.21
Granted	175,000	40,000	215,000	0.47
Vested	(793,333)	(331,666)	(1,124,999)	0.14

Balance March 31, 2013 - nonvested	1,845,000	1,091,667	2,936,667	$0.26

For the three months ended March 31, 2013 and 2012, the Company recognized approximately $71,000 and $26,000, respectively, in share based compensation expense related to employee stock options and approximately ($106,000) and $69,000, respectively related to share based compensation expense related to non-employee stock based awards.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 3- Commitments and contingencies

Leases

As of March 31, 2013, the Company had an active lease related to the office space in Wayne, Pennsylvania through April 2013.  On February 6, 2013, the Company entered into an amended lease with the landlord of the Wayne office complex of its executive office.  As of April 2013 the executive office moved into a larger space within the same complex.  The amended lease is for three years, through April 1, 2016.  The new office will be 2,516 square feet, compared to the current office space which is approximately 1,700 square feet.  The monthly lease payment for the first year of the new lease will be approximately $4,036.

Total rent expense incurred during the three months ended March 31, 2013 and 2012 totaled approximately $9,600 and $11,700, respectively.  The schedule below details the future financial obligations under the remaining lease.

	Remaining nine months 2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$36,300	$48,900	$49,500	$12,400	$147,100

Total Lease Obligations	$36,300	$48,900	$49,500	$12,400	$147,100

DermaWandTM

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

The amount of royalty expense incurred for sales of the DermaWandTM were approximately $291,000 and $102,000 for the three months ended March 31, 2013 and 2012, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 3- Commitments and contingencies (continued)

Employment Agreement

Effective March 1, 2011, the Company entered into an employment agreement with the CEO of the Company.  Under the terms of this agreement, the Company will pay an annual salary of $180,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2013, this annual salary was increased to $240,000 and approved by the Board of Directors.  The CEO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The initial term of this employment agreement is five years and automatically renews for successive one year periods unless either party provides not less than 60 days prior written notice of their intent not to renew the agreement.  If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

On April 17, 2012, the Company entered into an employment agreement with the President and CFO of the Company.  Under the terms of this agreement, the Company will pay an annual salary of $125,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2013, this annual salary was increased to $160,000 and approved by the Board of Directors.  The President and CFO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

The Company accrued approximately $106,000 in bonuses to the CEO and the President and CFO for the year ended December 31, 2012, included in accounts payable and accrued expenses in the accompanying consolidated financial statements.  These bonuses were paid in February 2013.  No accrual has been made for the quarter ended March 31, 2013.

Legal

In January 2013, the Company received a letter from a California law firm alleging certain violations of the California Consumer Legal Remedies Act in connection with the Company’s advertising and marketing of its DermaWandTM product. The law firm purported to represent a class of plaintiffs and invited us to contact them in order to amicably resolve the matter.

We have consulted with counsel and have presented to the California law firm the substantiation for our advertising and marketing claims. While they have acknowledged a good portion of our substantiation, the law firm continues to press for a settlement under threat of litigation.  We believe we would prevail if the California law firm were to bring suit.  (See Note 11).

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 3- Commitments and contingencies (continued)

Other matters
Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy had a scheduled expiration of April 20, 2013.  The policy was renewed in April 2013 with a new scheduled expiration date of April 20, 2014.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.  Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance was approximately $118,400 at March 31, 2013 and $128,600 at December 31, 2012, of which $40,800 is current and $77,600 is long-term as of March 31, 2013.

Note 5 - Related party transactions

The Company received a short-term advance of $40,000 from a shareholder in April 2011.  There were no advances for the three months ended March 31, 2013 and 2012.  The advances are offset by repayments which amounted to approximately $0 and $7,500 for the three months ended March 31, 2013 and 2012, respectively.  In April 2012, the Company received an additional $50,000 loan that accrued interest of 6% annually and was repaid in October 2012.  Interest was paid along with the final payment in October 2012.

The Company has a note payable to a shareholder in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified.  The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  Interest on the loan for the three months ended March 31, 2013 and 2012, was approximately $6,600 and $0, respectively, and interest was paid on March 26, 2013.

The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  For the three months ended March 31, 2013 and 2012, $55,000 and $0, respectively, in principal prepayments were made on the note.  At March 31, 2013 and December 31, 2012, the balance outstanding was $535,723 and $590,723, respectively.  An additional payment of $15,000 was made in April 2013.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 5 - Related party transactions (continued)

At April 1, 2012, when this note was modified, a conversion option was added that stated that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).   This loan accrues interest of prime (3.25% at March 31, 2013 and December 31, 2011) plus 1%.   Interest is paid monthly.   Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.   The loan permits payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are due in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at March 31, 2013 and December 31, 2012, was approximately $0 and $30,200 (C$30,000), respectively.  Interest on the loan is paid monthly and was approximately $300 and $1,000 for the three months ended March 31, 2013 and 2012, respectively.

The lender of this note is also one of the two persons that receive royalty payments on the DermaWandTM sales as noted in Note 3.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 7 - Capital transactions

On February 17, 2012, the Board authorized the issuance of up to 2,500,000 shares of common stock to be purchased at $0.15 per share through February 29, 2012.  On February 29, 2012, the Board amended the resolution to authorize the issuance of up to 3,000,000 shares of common stock to be purchased at $0.15 per share through March 23, 2012.  A total of 2,590,000 shares were purchased through March 23, 2012 for gross proceeds of $388,500.  In addition, for every three shares of common stock purchased, the purchasers received one warrant to purchase common stock at $0.25 per share.  A total of 863,333 warrants were issued. The warrants expire three years after their issuance date.    The warrants have a weighted average fair value of $0.32.  The fair value of the warrant has been estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions:

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period.  As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants.  Therefore, any unrecognized expense related to common stock and warrants issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term.  The Company recognized approximately $5,000 and $0 of share based compensation expense for the three months ended March 31, 2013 and 2012, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $12,000, which will be recognized over the next 16 months.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 7 - Capital transactions (continued)

For the three months ended March 31, 2013 and 2012, the Company recorded approximately $0 and $0, respectively, of share based compensation expense for the 500,000 warrants issued to the consultants.  The warrants were fully expensed at settlement.  As of March 31, 2013, there was no unrecognized compensation costs related to these warrant grants.

For the three months ended March 31, 2013 and 2012, the Company recorded approximately $0 and $0, respectively, of share based compensation expense for the 1,000,000 warrants issued to the consultants.  The warrants were fully expensed at settlement.  As of March 31, 2013, there was no unrecognized compensation costs related to these warrant grants.

For the three months ended March 31, 2013, the Company recorded approximately $4,600 of share based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement.  The expense related to the consultant no longer performing services was recognized immediately during the year ended December 31, 2012.  As of March 31, 2013, there was approximately $42,700 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 28.5 months.  On October 24, 2012, 125,000 warrants issued to one of the consultants were exercised for total consideration of $12,500.

As previously stated, on August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with one of the previous consultants.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  For three months ended March 31, 2013, the Company recorded approximately $4,600 of share based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of March 31, 2013, there was approximately $42,700 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 28.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets during 2012 and will be expensed over the consultant term.  For the three months ended March 31, 2013, approximately $9,200 was expensed and included in share based compensation expense in our accompanying consolidated financial statements.  Approximately $85,000 is capitalized at March 31, 2013 and approximately $36,000 and $49,000 is reflected as current and non-current assets, respectively, in our accompanying condensed consolidated balance sheet.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 7 - Capital transactions (continued)

As of March 31, 2013, the following warrants were outstanding:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in 2007 placement (modified 2010)	390,084	$0.10 - $3.00	December 2013
Shareholders in February 2012 private placement	863,333	$0.25	February – March 2015
Consultant	125,000	$0.10	August 2015
Consultant	125,000	$0.30	August 2015

Balance at March 31, 2013	1,503,417	$0.10 - $3.00

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At March 31, 2013, there were 1,503,417 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through August 2015.  At March 31, 2013 there were approximately 4,162,000 stock options outstanding and 1,225,000 were vested and exercisable at an average exercise price of $0.13.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The following securities were not involved in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	March 31
	2013	2012
Options to purchase common stock	965,000	3,660,000
Warrants to purchase common stock	515,084	2,753,417
Convertible note payable from shareholder	1,071,446	-

The number of shares of common stock used to calculate basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 was determined as follows:

	March 31, 2013	March 31, 2012

Basic weighted average shares outstanding	21,011,274	18,416,995
Dilutive effect of outstanding stock options	1,592,360	-
Dilutive effect of outstanding warrants	110,128	-

Weighted average dilutive shares outstanding	22,713,762	18,416,995

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the 3-months ended March 31, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share

Income to common shareholders	$1,168,559	21,011,274	$0.06

Diluted earnings per share

Income to common shareholders, excluding interest expense on convertible notes payable of $6,839	$1,175,398	22,713,762	$0.05

For the 3-months ended March 31, 2012:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share

Loss to common shareholders	$(21,608)	18,416,995	$(0.00)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 9 - Income taxes

The income tax expense for the three months ended March 31, 2013 and 2012 consist of the following:

Current	2013	2012
Federal	$267,095	$-
State	88,685	-
Total	$355,780	$-

The provision for income tax is approximately $356,000 and $0 for the three months ended March 31, 2013 and 2012, respectively, or 24.19% and 0%, respectively, of pre-tax income. The effective tax rates for 2013 and 2012 reflect provisions for current federal and state income taxes.   A full valuation allowance is provided against the deferred tax assets because it is not more likely than not that the assets will be realized.  The effective rate differs from the statutory rate primarily due to the expected utilization of net operating losses for which no tax benefit has previously been provided. As of December 31, 2012 the Company had approximately $2,527,000 of gross federal net operating losses and approximately $420,000 of gross state net operating losses available, all of which are expected to be fully utilized in 2013.  Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards.  The Company is currently analyzing the historical or potential impact of its equity financings on beneficial ownership; however, no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation.  To the extent there is a limitation, there would be a reduction in the amount of net operating losses permitted to be used to offset taxable income in 2013 causing the effective tax rate to increase.

During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended March 31, 2013 and 2012.   At March 31, 2013 and December 31, 2012 the Company has approximately $270,000 accrued for various tax penalties.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$11,407,568	$992,665	$12,400,233	$2,060,129	$595,182	$2,655,311

COST OF SALES	3,057,216	449,641	3,506,857	709,830	274,668	984,498
Gross profit	8,350,352	543,024	8,893,376	1,350,299	320,514	1,670,813

Operating expenses:
General and administrative	1,842,346	50,993	1,893,339	504,442	38,391	542,833
Selling and marketing	5,460,290	8,703	5,468,993	1,141,173	7,409	1,148,582
Total operating expense	7,302,636	59,696	7,362,332	1,645,615	45,800	1,691,415

Operating income (loss)	$1,047,716	$483,328	$1,531,044	$(295,316)	$274,714	$(20,602)

Selected balance sheet information by segment is presented in the following table as of:

	March 31,	December 31,
	2013	2012
Domestic	$4,851,124	$4,414,775
International	23,816	25,453
Total Assets	$4,874,940	$4,440,228

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and March 31, 2012
 (Unaudited)

Note 11 – Subsequent events

On May 1, 2013, the Company reached a tentative settlement agreement with the plaintiff and their law firm as disclosed in Note 3 for less than the $325,000 the plaintiff was asking for to settle the suit.   The final agreement and corresponding settlement payment is expected to be finalized on or before May 20, 2013.

On April 3, 2013, the Company entered into a licensing agreement entered into with DermaNew, Inc., in which the Company will obtain the exclusive worldwide rights to manufacture and distribute their latest patented anti-aging and re-surfacing scientific skincare system.  As part of the agreement, the Company paid a non-refundable advance royalty of $25,000 to DermaNew and agreed to share in the cost of a new clinical trial.  The Company will incur the cost of a new long form infomercial, which it hopes to test before the end of fiscal year 2013.

On April 23, 2013, the Company issued to three of its key employees options to purchase a total of 720,000 shares under the Company’s 2011 Incentive Stock Option Plan.  The option exercise price is $.228 per share except for options granted to our Chief Executive Officer, whose options are exercisable at $.251 per share.  The options vest over three years, provided the employee remains employed by the Company or a subsidiary of the Company at the time of vesting. The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On April 23, 2013, the Company issued statutory stock options to purchase 50,000 shares, at a price of $0.228 per share, each to its two non-employee directors. The options vest over three years, and expire if unexercised within 10 years. The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On April 23, 2013, the Company issued to a consultant an option to purchase 50,000 shares, at a price of $.25 per share, for services rendered to the Company.  The option vested immediately and will expire if not exercised within 10 years. The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2013 with the quarter ended March 31, 2012.

Revenues

Our revenues increased to approximately $12,400,000 for the quarter ended March 31, 2013, up from approximately $2,655,000 recorded during the comparative quarter in 2012, a 367% increase. There were two major reasons for the increase in revenue.  The first reason relates to continued success of the new DermaWandTM infomercial, which began airing in November 2011.  During the quarter ended March 31, 2013 sales relating to DermaWandTM for direct response television (DRTV) were approximately $9,759,000 as compared to approximately $1,976,000 during the comparative quarter in 2012.

This increase in DRTV revenue was in part due to the launching of a new Spanish language version of the DermaWand show that was launched in August 2012.  We have also been successful in building an auto-ship continuity program with our DermaVitalTM skincare line.  Currently there are over 12,000 customers in the program, all which pay $29.95 per month to receive the three core products in the line; Pre-Face Beauty Treatment, Hydra Infusion Beauty Treatment, and Skin Mist.  Customers are enrolled month to month and can cancel at any time.  The Company is focused on expanding the DermaVitalTM line and building the continuity program.  Sales related to the DermaVitalTM for the quarter ended March 31, 2013 and 2012 were approximately $1,036,000 and $147,000, respectively.

The second reason for the increase in revenue was an increase in international sales.  During the three months ended March 31, 2013, international sales revenue for the DermaWandTM was approximately $993,000, as compared to approximately $595,000 during the comparative quarter in 2012.   The increase in sales internationally is primarily due to the new DermaWandTM infomercial running in Europe, Asia, and South America.

Gross Margin

Gross margin percentage was approximately 72% for the quarter ended March 31, 2013, up from approximately 63% during the comparative quarter in 2012.  The main reason for the increase in gross margin were the sales generated from the new DermaWandTM infomercial have an average selling price of $145, including shipping and handling, which represented the majority of sales for quarter ended March 31, 2013. As compared to March 31, 2012, when the majority of sales were generated from televised home shopping sales, which had a selling price of approximately $60 to $100.

For the quarter ended March 31, 2013 we generated approximately $8,893,000 in gross margin, compared to approximately $1,671,000 for the comparative quarter in 2012.

Operating Expenses

Total operating expenses increased to approximately $7,362,000 during the quarter ended March 31, 2013, from approximately $1,691,000 during the quarter ended March 31, 2012, an increase of approximately $5,671,000, or 335%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.   Total media and production expenses increased to approximately $3,435,000 during the quarter ended March 31, 2013, from approximately $860,000 during the quarter ended March 31, 2012.   Other expenses that increased in association with the DermaWandTM infomercial are as follows:

	For the three months ended March 31
	2013	2012	Increase
Answering Service	$845,000	$144,000	$701,000
Customization & Duplication	51,000	36,000	15,000
Merchant Fees	316,000	35,000	281,000
Total	$1,212,000	$215,000	$997,000

In addition to the increased costs associated with the infomercial; there was also a significant increase in bad debt expense.  Total bad debt expenses increased to approximately $963,000 during the quarter ended March 31, 2013, from approximately $116,000 during the quarter ended March 31, 2012.  Bad debt as a percentage of net sales increased to 8% during the quarter ended March 31, 2013 from 4% during the quarter ended March 31, 2012.  The main reason for this was the increase in sales related primarily to the infomercial.  In addition, during the quarter ended March 31, 2013, the percentage of total revenues that was related to international sales was significantly lower than during the quarter ended March 31, 2012.  Although there was an increase in international sales during the quarter ended March 31, 2013, which have no bad debts, this increase was substantially offset by the disproportionate increase in infomercial sales.  Total share based compensation expenses decreased to approximately ($20,000) during the quarter ended March 31, 2013, from approximately $113,000 during the quarter ended March 31, 2012.

Net Income and Loss

The Company generated net income of approximately $1,169,000 for the quarter ended March 31, 2013, compared with a net loss of approximately $22,000 for the quarter ended March 31, 2012.  There are three significant reasons for the increase in net income.  The first reason was the increase in gross margin of 432%.  Since sales of both DermaWandTM and DermaVitalTM increased significantly, the Company was able to take advantage of pricing discounts based on the quantity of goods it purchased from its suppliers.   In addition, the gross margin also increased due to a higher percentage of sales coming from the DRTV business, which generates the highest margins.

The second reason for the increase in net income was the increase in continuity sales generated from the monthly shipments of the Company’s DermaVitalTM skincare products.  Sales from DermaVitalTM were approximately $1,036,000 for the quarter ended March 31, 2013, compared with sales of approximately $147,000 for the quarter ended March 31, 2012.  Since these sales occur after the expense of acquiring the customer has already occurred (i.e. media expenses, telemarketing expenses, etc.), the profit margin on these particular sales is high, compared to the initial DRTV sale that results directly from the running of an infomercial.

The third major reason for the increase in net income was the increase in sales from our international distribution.   Sales to 3rd party international distributors were approximately $979,000 for the quarter ended March 31, 2013, compared with sales of approximately $547,000 for the quarter ended March 31, 2012.   These sales are also highly profitable as the Company incurs no expense of acquiring the customers, just the cost of goods.

Liquidity and Capital Resources

At March 31, 2013, we had approximately $812,000 in cash (including cash held in escrow), compared to approximately $908,000 at December 31, 2012.  We generated negative cash flows from operations of approximately $104,000 in the first quarter of 2013 compared to a negative cash flow from operations of approximately $61,000 for the same period in 2012.  The negative cash flow from operations during the current period was a result of net income of approximately $1,169,000, an increase in accounts receivable of approximately $1,386,000, an increase in inventory of approximately $155,000, a decrease in prepaid expense and other current assets of approximately $37,000, a decrease in accounts payable and accrued liabilities of approximately $1,106,000, a decrease in severance payable of approximately $10,000, an increase in tax provision of approximately $308,000, an increase in deferred revenue of approximately $93,000, share based compensation income of approximately $20,000, bad debt expense of approximately $963,000 and depreciation expense  of approximately $4,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of $590,723. On April 1, 2012 the shareholder note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of this note shall be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  Interest on the loan for the three months ended March 31, 2013 and 2012, was approximately $6,600 and $0, respectively.

This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  For the three months ended March 31, 2013 and 2012, $55,000 and $0, respectively, in principal prepayments were made on the note.  At March 31, 2013 and 2012, the balance outstanding was approximately $535,723 and $590,723, respectively.   All or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  (See Note 5).

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest of prime plus 1%.   Interest is paid monthly.  Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.  On January 24, 2012, the Company entered into a note modification with the Canadian lender, increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost, plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$0.20) per share.  As of March 31, 2013, there was no outstanding balance on this note.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the three months ended March 31, 2013, of approximately $104,000, and the Company, for the most part, has experienced recurring losses from operations. As of March 31, 2013, the Company had a working capital of approximately $1,602,000, compared to working capital of approximately $336,000 at December 31, 2012, and an accumulated deficit of approximately $6,086,000 as of March 31, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2013. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as filed with the Commission with our Annual Report form 10-K filed on March 28, 2013.

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

Our independent registered public accounting firm EisnerAmper LLP has informed us of certain conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) which are disclosed in our Form 10-K for the year ended December 31, 2012.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2013, the Company reached a tentative settlement agreement with the plaintiff and their law firm as disclosed in Note 3 for less than the $325,000 the plaintiff was asking for to settle the suit.   The final agreement and corresponding settlement payment is expected to be finalized on or before May 20, 2013.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On January 2, 2013, the Company issued to two of its employees options to purchase a total of 125,000 shares under the Company’s 2011 Incentive Stock Option Plan.  The option exercise price was $.548 per share, and the options vested over three years, provided the employee remained employed by the Company or a subsidiary of the Company at the time of vesting.  On April 23, 2013 the Company replaced these options with identical options with an exercise price of $0.228 per share.  The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 7, 2013, the Company issued an option to purchase 40,000 shares, at a price of $.50 per share, for services rendered to the Company.  The option vested immediately and will expire if not exercised within 10 years. The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 11, 2013, the Company issued an option to purchase 50,000 shares to a board member, at a price of $.25 per share, for services rendered to the Company.  The option vested immediately and will expire if not exercised within 10 years. The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5 .	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

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

INTERNATIONAL COMMERCIAL TELEVISION INC.
Registrant

Date: May 14, 2013	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: May 14, 2013	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	Chief Financial Officer