Form 10-Q
period 2013-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2013-08-13
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.

(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

489 Devon Park Drive, Suite 315 Wayne, PA 19087

(Address of principal executive offices)

(484) 598-2300

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,” accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2013, the Issuer had 21,706,087 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      . No  X .

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF
	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$368,061	$758,358
Cash held in escrow	150,020	150,008
Accounts receivable, net of allowance for returns and doubtful accounts of $520,634 and $623,061, respectively
	1,392,837	1,154,855
Inventories, net	2,698,779	1,979,757
Prepaid expenses and other current assets	569,098	324,991
Total current assets	5,178,795	4,367,969

Furniture and equipment	81,507	71,258
Less accumulated depreciation	(64,548)	(56,949)
Furniture and equipment, net	16,959	14,309

Other assets	39,624	57,950

Total assets	$5,235,378	$4,440,228

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,144,431	$3,360,745
Convertible note payable	-	30,169
Severance payable	40,800	40,800
Deferred revenue	211,528	281,774
Income tax payable	-	48,600
Tax penalties payable	190,000	270,000
Total current liabilities	2,586,759	4,032,088

Severance payable – long-term	67,400	87,800
Deferred revenue – long-term	274,443	129,986
Convertible note payable to shareholder	505,723	590,723
Total long-term liabilities	847,566	808,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,706,087 and 20,772,756 shares issued and outstanding as of June 30, 2013 and December 31, 2012,

respectively	11,495	10,562
Additional paid-in-capital	7,226,288	6,843,267
Accumulated deficit	(5,436,730)	(7,254,198)

Total shareholders’ equity (deficit)	1,801,053	(400,369)

Total liabilities and shareholders’ equity (deficit)	$5,235,378	$4,440,228

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

NET SALES	$10,455,115	$3,836,498	$22,855,348	$6,491,809

COST OF SALES	2,943,979	1,460,415	6,450,836	2,444,913

GROSS PROFIT	7,511,136	2,376,083	16,404,512	4,046,896

OPERATING EXPENSES:
General and administrative	2,020,865	628,192	3,955,458	1,171,025
Selling and marketing	5,123,128	1,627,270	10,550,867	2,775,852
Total operating expenses	7,143,993	2,255,462	14,506,325	3,946,877

OPERATING INCOME	367,143	120,621	1,898,187	100,019

INTEREST EXPENSE, NET	(5,970)	(8,147)	(12,675)	(9,153)

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAX	361,173	112,474	1,885,512	90,866

PROVISION (BENEFIT) FOR INCOME TAXES	(287,736)	-	68,044	-

NET INCOME	$648,909	$112,474	$1,817,468	$90,866

NET INCOME PER SHARE
BASIC	$0.03	$0.01	$0.09	$0.00
DILUTED	$0.03	$0.00	$0.08	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	21,706,087	20,647,756	21,360,600	19,520,119
DILUTED	24,533,069	24,002,893	24,018,364	22,875,256

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2013	20,772,756	$10,562	$6,843,267	$(7,254,198)	$(400,369)

Share based compensation expenses	-	-	276,920	-	276,920

Issuance of common stock for consulting services	-	-	10,834	-	10,834

Exercise of options	933,331	933	95,267	-	96,200

Net income	-	-	-	1,817,468	1,817,468

Balance at June 30, 2013	21,706,087	$11,495	$7,226,288	$(5,436,730)	$1,801,053

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,817,468	$90,866
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation	7,599	7,003
Bad debt expense	1,754,814	206,634
Share based compensation	306,082	225,041
Tax penalties payable	(80,000)	-
Change in assets and liabilities
Accounts receivable	(1,992,796)	(647,472)
Inventories	(719,022)	(131,761)
Prepaid expenses, other current assets and other assets	(164,410)	(168,914)
Accounts payable and accrued liabilities	(1,216,313)	75,600
Severance payable	(20,400)	(20,400)
Income tax payable	(128,299)	-
Accrued interest to shareholder	-	7,015
Deferred revenue	74,211	240,660
Net cash used in operating activities	(361,066)	(115,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(10,250)	(1,211)
Net cash used in investing activities	(10,250)	(1,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	388,500
Proceeds from exercise of options	96,200	-
Proceeds from note payable	-	40,000
Payments on note payable	(30,169)	(47,600)
Payments on note payable to shareholder	(85,000)	-
Advances from related parties	-	50,000
Payments to related parties	-	(31,935)
Net cash (used in) provided by financing activities	(18,969)	398,965

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(390,285)	282,026

CASH AND CASH EQUIVALENTS, beginning of the period	908,366	58,804

CASH AND CASH EQUIVALENTS, end of the period	$518,081	$340,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$145,530	$-
Fair value of warrants in connection with sale of common stock	$-	$273,831
Interest paid	$12,924	$9,224

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities in the six month period ended June 30, 2013 of approximately $361,000. The Company had working capital of approximately $2,592,000 and an accumulated deficit of approximately $5,437,000 as of June 30, 2013.

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

June 30, 2013 and June 30, 2012

(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the six months ended June 30, 2013 and 2012.  All significant inter-company transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent.  The most significant estimates used in these condensed consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, valuation allowance on deferred tax assets and share based compensation.  Actual results could differ from these estimates

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts.

As of June 30, 2013 and December 31, 2012, approximately 78% and 90% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television.  Major customers are considered to be those who accounted for more than 10% of net sales.    There were no major customers for the three and six months ended June 30, 2013.  For the three and six months ended June 30, 2012, approximately 19% and 13%, respectively, of the Company’s gross sales were made to one international major customer.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments. It is not practicable to estimate the fair value of the Note Payable to Shareholder due to its related party nature.

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, MasterCard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered “Cash held in escrow.”  At June 30, 2013 and December 31, 2012 the amount of Transfirst reserves were approximately $150,000 and $150,000 respectively.

Foreign currency transactions

Transactions are entered into by the Company in currencies other than its local currency (U.S. Dollar).  Currency gains or losses are recorded in the Condensed Consolidated Statements of Operations.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $521,000 at June 30, 2013 and $623,000 at December 31, 2012.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that has been sold to customers and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $151,000 at June 30, 2013, and $248,000 at December 31, 2012.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.  Included in inventory at June 30, 2013 and December 31, 2012 is approximately $153,000 and $251,000, respectively of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $4,000 and $3,500 and $7,600 and $7,000 for the three and six months ended June 30, 2013 and 2012, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the six months ended June 30, 2013 and 2012.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers.  Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Deferred revenue for payments received prior to shipment on international sales approximated $128,000 and $240,000 as of June 30, 2013 and December 31, 2012, respectively.

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

In 2012, the Company started selling warranties on the DermaWandTM for one-year, three-year and lifetime terms.  In 2013, the Company started selling five-year warranties and discontinued lifetime warranties.  Revenues under one-year, three-year and five-year warranties are recognized ratably over the term.  Lifetime warranties are recognized over the estimated term of 5 years.  Any unearned warranty is included in deferred revenue on the accompanying condensed consolidated balance sheet.  Changes in the Company’s deferred service revenue related to the warranties, included in deferred revenue in the Condensed Consolidated Balance Sheet is presented in the following table for the six months ended June 30, 2013:

June 30, 2013
Deferred extended warranty revenue:
Balance at January 1, 2013	$171,319
Revenue deferred for new warranties	225,980
Revenue recognized	(39,848)
Balance at June 30, 2013	$357,451

Current portion	$83,008
Non-current portion	274,443
$357,451

Shipping and handling

Amounts billed to a customer for shipping and handling are included in net sales; shipping and handling revenue approximated $1,020,000 and $440,000 and $2,207,000 and $743,000 for the three and six months ended June 30, 2013 and 2012, respectively.  Shipping and handling costs are included in cost of sales.  Shipping and handling costs approximated $896,000 and $238,000 and $1,939,000 and $464,000 for the three and six months ended June 30, 2013 and 2012, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.  Research and development costs approximated $34,000 and $13,000 and $53,000 and $14,000 for the three and six months ended June 30, 2013 and 2012, respectively.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred $3,313,000 and $1,114,000 and $6,747,000 and $1,974,000 in such costs for the three and six months ended June 30, 2013 and 2012, respectively.

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of June 30, 2013, 933,334 options are outstanding under the 2001 Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of June 30, 2013, 2,091,668 options are outstanding under the 2011 Plan.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

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

The Company uses ASC Topic 718, “Share-Based Payments” to account for stock-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.  Stock options granted to non-employees are remeasured at each reporting period.

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the six months ended June 30, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$ 0.18
Granted during the year	845,000	-	845,000	0.23
Exercised during the year	(899,998)	-	(899,998)	0.10

Balance, June 30, 2013	2,675,002	350,000	3,025,002	$ 0.22

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$ 0.08
Granted during the year	1,010,000	-	1,010,000	0.16
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, June 30, 2012	2,310,000	350,000	2,660,000	$ 0.11

Of the stock options outstanding as of June 30, 2013 under the Stock Option Plans, 493,332 options are currently vested and exercisable. The weighted average exercise price of these options was $0.10. These options expire through April 2022. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2013 was approximately $217,000. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 was approximately $136,000.  The aggregate intrinsic value for options exercised during the six months ended June 30, 2013 was approximately $180,000.

For the three and six months ended June 30, 2013 and 2012, the Company recorded approximately $153,000 and $57,500 and $143,000 and $91,000, respectively, in share compensation expense related to vesting of options previously granted under the Stock Option Plans.  At June 30, 2013, there was approximately $570,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2013 and 2012 to value the stock options granted during the period:

Stock options (continued)

2013		2012
Risk-free interest rate	1.14 – 1.25%	Risk-free interest rate	1.41%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	318 – 320%	Expected volatility	305%
Weighted average grant date fair value	$0.26	Weighted average grant date fair value	$0.18

The following is a summary of stock options outstanding outside of the Stock Option Plans for the six months ended June 30, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$ 0.20
Granted during the year	150,000	90,000	240,000	0.28
Exercised during the year	(33,333)	-	(33,333)	0.15

Balance, June 30, 2013	266,667	1,740,000	2,006,667	$ 0.21

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$ 0.18
Granted during the year	-	1,250,000	1,250,000	0.13
Exercised during the year	-	-	-	-

Balance, June 30, 2012	-	1,500,000	1,500,000	$ 0.12

Of the stock options outstanding outside of the plan at June 30, 2013, 973,338 options are currently vested and exercisable. The weighted average exercise price of these options was $0.16. These options expire between December 2013 and March 2023. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2013 was approximately $368,000. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 was approximately $79,000.  The aggregate intrinsic value for options exercised during the period was approximately $5,000.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three and six months ended June 30, 2013 and 2012, the Company recorded approximately $159,000 and $35,600 and $134,000 and $97,000, respectively, in share based compensation expense related to vesting of options previously granted outside of the Stock Option Plans.  At June 30, 2013, there was approximately $412,000 of total unrecognized compensation cost related to non-vested option grants outside the plan that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2013 to value the stock options outstanding outside the plan:

2013		2012
Risk-free interest rate	1.14 – 2.52%	Risk-free interest rate	0.31 – 1.67%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	5.00 - 10.00 years	Expected life	3.00 – 10.00 years
Expected volatility	262 – 320%	Expected volatility	269 – 418%
Weighted average grant date fair value	$0.27	Weighted average grant date fair value	$0.32

The following is a summary of all stock options outstanding and nonvested for the six months ended June 30, 2013:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013 – nonvested	2,463,333	1,383,333	3,846,666	$0.21
Granted	995,000	90,000	1,085,000	0.24
Vested	(826,667)	(540,000)	(1,366,667)	0.15

Balance June 30, 2013 - nonvested	2,631,666	933,333	3,564,999	$0.25

For the six months ended June, 2013 and 2012, the Company recognized approximately $144,000 and $57,000, respectively, in share based compensation expense related to employee stock options and approximately $133,000 and $131,000, respectively related to share based compensation expense related to non-employee stock based awards.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 3 - Commitments and contingencies

Leases

As of June 30, 2013, the Company has an active lease related to the office space in Wayne, Pennsylvania through April 2016.  Total rent expense incurred during the three and six months ended June 30, 2013 and 2012 totaled $12,000 and $6,000 and $22,000 and $18,000, respectively.  The schedule below details the future financial obligations under the remaining lease as of June 30, 2013.

	Remaining six months 2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$ 26,000	$ 52,500	$ 53,100	$ 13,300	$ 144,900

Total Lease Obligations	$ 26,000	$ 52,500	$ 53,100	$ 13,300	$ 144,900

DermaWandTM

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM.  This agreement was amended and superseded on July 28, 2010.   The geographical scope of the license granted is the entire world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period.  If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only.  If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.

The amount of expenses incurred for sales of the DermaWandTM related to these agreements were approximately $261,000 and $209,000 and $552,000 and $311,000 for the three and six months ended June 30, 2013 and 2012, respectively.

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

The Company accrued approximately $106,000 in bonuses to the CEO and the President and CFO for the year ended December 31, 2012, included in accounts payable and accrued expenses in the accompanying consolidated financial statements.  These bonuses were paid in February 2013.  A bonus accrual of approximately $33,000 has been made for the six months ended June 30, 2013.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 3- Commitments and contingencies (continued)

Legal

In January 2013, the Company received a letter from a California law firm alleging certain violations of the California Consumer Legal Remedies Act in connection with the Company’s advertising and marketing of its DermaWandTM product. The law firm purported to represent a class of plaintiffs and invited us to contact them in order to amicably resolve the matter.

We consulted with counsel and presented to the California law firm the substantiation for our advertising and marketing claims. While they acknowledged a good portion of our substantiation, the law firm continued to press for a settlement under threat of litigation.  On May 1, 2013, the Company reached a tentative settlement agreement with the plaintiff and their law firm for less than the $325,000 the plaintiff was asking for to settle the suit.   The final agreement and corresponding settlement payment was finalized in May 2013.

Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy had a scheduled expiration of April 20, 2013.  The policy was renewed in April 2013 with a new scheduled expiration date of April 20, 2014.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance was approximately $108,200 at June 30, 2013 and $128,600 at December 31, 2012, of which $40,800 is current and $67,400 is long-term as of June 30, 2013.

Note 5 - Related party transactions

The Company has a note payable to a shareholder with an original balance of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment. On April 1, 2012, the note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  Interest on the loan for the three and six months ended June 30, 2013 and 2012, was approximately $6,100 and $7,000 and $12,600 and $7,000, respectively.  Interest charged through June 30, 2013 was fully paid at June 30, 2013.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 5 - Related party transactions (continued)

The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  For the three and six months ended June 30, 2013 and 2012, $30,000 and $0, and $85,000 and $0, respectively, in principal prepayments were made on the note.  At June 30, 2013 and December 31, 2012, the balance outstanding was $505,723 and $590,723, respectively.  An additional payment of $15,000 was made in July 2013.

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

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000). This loan accrues interest of prime (3.25% at June 30, 2013 and December 31, 2012) plus 1%. Interest is paid monthly. Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013. The loan permits payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at June 30, 2013 and December 31, 2012 was approximately $0 and $30,200 (C$30,000), respectively.  Interest on the loan is paid monthly and was approximately $0 and $1,200, and $300 and $2,200, for the three and six months ended June 30, 2013 and 2012, respectively.

The lender of this note is also one of the two persons that receive royalty payments on the DermaWandTM sales as noted in Note 3.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

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

The fair value of the warrants was approximately $274,000, recorded as an increase and corresponding decrease to additional paid-in capital during the three months ended March 31, 2012.

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period.  As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants.  Therefore, any unrecognized expense related to common stock and warrants issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term.  The Company recognized approximately $5,000 and $0, and $11,000 and $0 of share based compensation expense for the three and six months ended June 30, 2013 and 2012, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $7,000, which will be recognized over the next 13 months.

For the three and six months ended June 30, 2013 and 2012, the Company recorded approximately $0 and $5,800 and $0 and $11,000, respectively, of share based compensation expense for the 500,000 warrants issued to the consultants.  The warrants were fully expensed at settlement.  As of June 30, 2013, there was no unrecognized compensation costs related to these warrant grants.

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 7 - Capital transactions (continued)

For the three and six months ended June 30, 2013 and 2012, the Company recorded approximately $0 and $7,500 and $0 and $15,000, respectively, of share based compensation expense for the 1,000,000 warrants issued to the consultants.  The warrants were fully expensed at settlement.  As of June 30, 2013, there was no unrecognized compensation costs related to these warrant grants.

For the three and six months ended June 30, 2013, the Company recorded approximately $4,600 and $9,200, respectively of share based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement.  The expense related to the consultant no longer performing services was recognized immediately during the year ended December 31, 2012.  As of June 30, 2013, there was approximately $38,100 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 25.5 months.  On October 24, 2012, 125,000 warrants issued to one of the consultants were exercised for total consideration of $12,500.

As previously stated, on August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with one of the previous consultants.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  For three and six months ended June 30, 2013, the Company recorded approximately $4,600 and $9,200 of share based compensation, respectively.  As of June 30, 2013, there was approximately $38,100 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 25.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets during 2012 and will be expensed over the consultant term.  For the three and six months ended June 30, 2013, approximately $9,200 and $18,400, respectively was expensed and included in share based compensation expense in our accompanying consolidated financial statements.  Approximately $76,000 is capitalized at June 30, 2013 and approximately $36,000 and $40,000 is reflected as current and non-current assets, respectively, in our accompanying condensed consolidated balance sheet.

As of June 30, 2013, the following warrants were outstanding:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in 2007 placement (modified 2010)	390,084	$0.10 - $3.00	December 2013
Shareholders in February 2012 private placement	863,333	$0.25	February – March 2015
Consultant	125,000	$0.10	August 2015
Consultant	125,000	$0.30	August 2015

Balance at June 30, 2013	1,503,417	$0.10 - $3.00

INTERNATIONAL COMMERCIALTELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At June 30, 2013, there were 1,503,417 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through August 2015. At June 30, 2013 there were 5,031,669 stock options outstanding and 1,466,670 were vested and exercisable at an average exercise price of $0.22.

The following securities were not involved in the computation of diluted net income per share as their effect would have been anti-dilutive:

	June 30,
	2013	2012
Options to purchase common stock	2,735,000	-
Warrants to purchase common stock	515,084	1,000,000
Convertible note payable from shareholder	-	1,181,447

The number of shares of common stock used to calculate basic and diluted earnings per share for the six months ended June 30, 2013 and 2012 was determined as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Basic weighted average shares outstanding	21,706,087	20,647,756	21,360,600	19,520,119
Dilutive effect of outstanding stock options	1,306,975	2,619,212	1,116,423	2,619,212
Dilutive effect of outstanding warrants	448,561	557,778	359,894	557,778
Dilutive effect of convertible note payable	1,071,446	178,147	1,181,447	178,147

Weighted average dilutive shares outstanding	24,533,069	24,002,893	24,018,364	22,875,256

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the 3-months ended June 30, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$ 648,909	21,706,087	$ 0.03

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $6,085	$ 654,994	24,533,069	$ 0.03

		Weighted Average
For the 3-months ended June, 2012:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$ 112,474	20,647,756	$ 0.01

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $1,198	$ 113,672	24,002,893	$ 0.00

		Weighted Average
For the 6-months ended June 30, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic income per share
Income to common shareholders	$ 1,817,468	21,360,600	$ 0.09

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $12,924	$ 1,830,392	24,018,364	$ 0.08

		Weighted Average
For the 6-months ended June 30, 2012:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic income per share
Income to common shareholders	$ 90,866	19,520,119	$ 0.00

Diluted earnings per share
Income to common shareholders, including interest expense on convertible notes payable of $2,209	$ 93,075	22,875,256	$ 0.00

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 9 - Income taxes

The provision (benefit) for income tax for the three and six months ended June 30, 2013 and 2012 consists of the following:

	Three Months Ended		Six Months Ended
Current	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Federal	$(231,000)	$-	$37,000	$-
State	(57,000)	-	31,000	-
Total	$(288,000)	$-	$68,000	$-

The (benefit) for income tax is approximately ($288,000) and $0 for the three months ended June 30, 2013 and 2012, respectively, or (80%) and 0%, respectively, of pre-tax income The provision for income tax is approximately $68,000 and $0 for the six months ended June 30, 2013 and 2012, respectively, or 3.6% and 0%, respectively, of pre-tax income. The effective tax rates for 2013 and 2012 reflect provisions for current federal and state income taxes.   A full valuation allowance is provided against the deferred tax assets because it is not more likely than not that the assets will be realized.  The effective rate differs from the statutory rate primarily due to the expected utilization of net operating losses for which no tax benefit has previously been provided. The benefit for the three month period ended June 30, 2013 is a result of the Company’s revised forecast of taxable income for the year ended December 31, 2013 and expected utilization of net operating losses.  This revised forecast resulted in lower taxable income than was estimated during the three months ended March 31, 2013, therefore, resulting in a benefit to arrive at the lower tax expense expected for the six months ended June 30, 2013.  As of December 31, 2012, the Company had approximately $2,527,000 of gross federal net operating losses and approximately $420,000 of gross state net operating losses available, of which $1,974,000 and $150,000, respectively, are expected to be utilized in 2013. As of June 30, 2013, there is not sufficient positive evidence to support that it is more likely than not that the Company will be able to utilize its deferred tax assets. The Company has generated one year of taxable income thus far. Additionally, the Company is currently undergoing an IRC Section 382 study which could potentially reduce the amount of deferred tax assets that may be utilized in the future. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards.  The Company is currently analyzing the historical or potential impact of its equity financings on beneficial ownership; however, no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation.  To the extent there is a limitation, there would be a reduction in the amount of net operating losses permitted to be used to offset taxable income in 2013 causing the effective tax rate to increase.

During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended June 30, 2013 and 2012.   At June 30, 2013 and December 31, 2012 the Company has approximately $190,000 and $270,000 accrued for various tax penalties.  The following is a summary of the activity in the penalties payable for the six months ended June 30, 2013.  The accrual has been reduced because a closing agreement was issued by the Wisconsin Department of Revenue resolving an outstanding tax issue, no tax or penalties were due upon resolution.

Balance, January 1, 2013	$270,000
Reductions in reserve	(80,000)
Balance, June 30, 2013	$190,000

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 9,207,549	$ 1,247,566	$ 10,455,115	$ 2,484,851	$ 1,351,647	$ 3,836,498

COST OF SALES	2,395,003	548,976	2,943,979	819,125	641,290	1,460,415
Gross profit	6,812,546	698,590	7,511,136	1,665,726	710,357	2,376,083

Operating expenses:
General and administrative	1,962,704	58,161	2,020,865	583,909	44,283	628,192
Selling and marketing	5,110,473	12,655	5,123,128	1,615,875	11,395	1,627,270
Total operating expense	7,073,177	70,816	7,143,993	2,199,784	55,678	2,255,462

Operating income (loss)	$ (260,631)	$ 627,774	$ 367,143	$ (534,058)	$ 654,679	$ 120,621

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 20,615,117	$ 2,240,231	$ 22,855,348	$ 4,544,980	$ 1,946,829	$ 6,491,809

COST OF SALES	5,452,219	998,617	6,450,836	1,528,955	915,958	2,444,913
Gross profit	15,162,898	1,241,614	16,404,512	3,016,025	1,030,871	4,046,896

Operating expenses:
General and administrative	3,846,303	109,155	3,955,458	1,088,351	82,674	1,171,025
Selling and marketing	10,529,509	21,358	10,550,867	2,757,048	18,804	2,775,852
Total operating expense	14,375,812	130,513	14,506,325	3,845,399	101,478	3,946,877

Operating income (loss)	$ 787,086	$ 1,111,101	$ 1,898,187	$ (829,374)	$ 929,393	$ 100,019

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and June 30, 2012

 (Unaudited)

Note 10 - Segment reporting (continued)

Selected balance sheet information by segment is presented in the following table as of:

	June 30,	December 31,
Total Assets	2013	2012
Domestic	$5,235,378	$4,414,775
International	-	25,453
Total Assets	$5,235,378	$4,440,228

Note 11 – Subsequent events

On July 11, 2013, the Company issued to one of its key employees options to purchase a total of 100,000 shares under the Company’s 2011 Incentive Stock Option Plan.  The option exercise price is $.555 per share.  The options vest over three years, provided the employee remains employed by the Company or a subsidiary of the Company at the time of vesting. The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On July 24, 2013, the Company issued to a consultant an option to purchase 100,000 shares, at a price of $.25 per share, for services rendered to be rendered to the Company.  The option vest over three years provided the consultant continues to serve the Company as a consultant to the Company or subsidiary of the Company at the time of vesting. The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On July 24, 2013, the Company entered into a licensing agreement with BioActive Skin Technologies LLC (BioActive), in which the Company will obtain the exclusive worldwide rights to manufacture and distribute BioActive beauty products and formulations. The agreement consists of an initial 18-month term and subsequent 12-month terms.   As part of the agreement, the Company will pay a royalty calculated as a percentage of sales with a minimum annual payment of $100,000.  The Company will incur infomercial costs which it hopes to test before the end of fiscal year 2013.

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

Just as fluctuations in our revenues are driven by changes in our product mix, our gross margins from period to period depend on our product mix.  Our gross margins vary according to whether the products we sell are primarily our own products or third-party products.  As a general rule, the gross margins for our own products are considerably higher based on proportionately smaller cost of sales.  For third-party products, our general experience is that our gross margins are lower, because we record as cost of sales the proportionately higher cost of acquiring the product from the manufacturer.  Within each category (i.e., our own products versus third-party products), gross margins still tend to vary based on factors such as market price sensitivity and cost of production.

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2013 with the three and six months ended June 30, 2012.

Revenues

Our revenues increased to approximately $10,455,000 and $22,855,000 for the three and six months ended June 30, 2013, up from approximately $3,836,000 and $6,492,000 recorded during the three and six months ended June 30, 2012, a 173% and 252% increase, respectively. There were two major reasons for the increase in revenue.  The first reason relates to continued success of the new DermaWandTM infomercial, which began airing in November 2011.  During the three and six months ended June 30, 2013 sales relating to DermaWandTM for direct response television (DRTV) were approximately $7,554,000 and $16,891,000 as compared to approximately $2,254,000 and $3,930,000 during the three and six months ended June 30, 2012.

This increase in DRTV revenue was in part due to the launching of a new Spanish language version of the DermaWandTM infomercial that was launched in August 2012. In addition, we had approximately 19,000 and 11,000 airings of the English and Spanish language versions of the DermaWandTM infomercial for the six months ended June 30, 2013, respectively, compared to 11,000 and 0 airings for the six months ended June 30, 2012, respectively. We have also been successful in building an auto-ship continuity program with our DermaVitalTM skincare line.  Currently there are over 18,000 customers in one of three DermaVitalTM preferred beauty clubs, all of which pay $19.95 to $39.95 per month to receive the three core products in the line; Pre-Face Beauty Treatment, Hydra Infusion Beauty Treatment, and Skin Mist.  Customers are enrolled month to month and can cancel at any time.  The Company is focused on expanding the DermaVitalTM line and building the continuity program.  Sales related to DermaVitalTM during the three and six months ended June 30, 2013 were approximately $1,077,000 and $2,113,000 as compared to approximately $224,000 and $371,000 during the three and six months ended June 30, 2012.

Another reason for the increase in revenue for the six months ended June 30, 2013 was an increase in international sales.  During the three and six months ended June 30, 2013, international sales revenue for the DermaWandTM was approximately $1,248,000 and $2,240,000, as compared to approximately $1,352,000 and $1,947,000 during the three and six months ended June 30, 2012.   The increase in sales internationally is primarily due to the new DermaWandTM infomercial running in Europe, Asia, and South America.

Gross Margin

Gross margin percentage was approximately 72% for the three and six months ended June 30, 2013, up from approximately 62% during the three and six months ended June 30, 2012.  The main reason for the increase in gross margin was that the sales generated from the new DermaWandTM infomercial have an average selling price of $145, including shipping and handling, which represented the majority of sales for the three and six months ended June 30, 2013. In comparison, for the three and six months ended June 30, 2012, there was a more significant portion of our sales generated from televised home shopping, which had a selling price of approximately $60 to $100.

For the three and six months ended June 30, 2013 we generated approximately $7,511,000 and $16,405,000 in gross margin, compared to approximately $2,376,000 and $4,047,000 for the three and six months ended June 30, 2012.

Operating Expenses

Total operating expenses increased to approximately $7,144,000 and $14,506,000 during the three and six months ended June 30, 2013, from approximately $2,255,000 and $3,947,000 during the three and six months ended June 30, 2012, an increase of approximately $4,888,000, or 217% and $10,559,000 or 268%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.   Total media and production expenses increased to approximately $3,313,000 and $6,747,000 for the three and six months ended June 30, 2013, from approximately $1,114,000 and $1,974,000 for the three and six months ended June 30, 2012. Media and production expenses increased due to increased airings and the costs of running the Spanish infomercial which was not run in the six months ended June 30, 2012.  Other expenses that increased in association with the DermaWandTM infomercial are as follows:

	For the three months ended June 30
	2013	2012	Increase
Answering Service	$ 737,000	$152,000	$ 585,000
Customization & Duplication	67,000	45,000	22,000
Merchant Fees	284,000	65,000	219,000
Total	$ 1,088,000	$262,000	$ 826,000

	For the six months ended June 30
	2013	2012	Increase
Answering Service	$1,583,000	$296,000	$1,287,000
Customization & Duplication	118,000	82,000	36,000
Merchant Fees	600,000	100,000	500,000
Total	$ 2,301,000	$478,000	$1,823,000

In addition to the increased costs associated with the infomercial; there was also a significant increase in share based compensation and bad debt expenses.  Total share based compensation expenses increased to approximately $326,000 and $306,000 during the three and six months ended June 30, 2013, from approximately $112,000 and $225,000 during the three and six months ended June 30, 2012. Total bad debt expenses increased to approximately $791,000 and $1,755,000 during the three and six months ended June 30, 2013, from approximately $90,000 and $207,000 during the three and six months ended June 30, 2012. Bad debt as a percentage of DRTV sales increased to 10% during the six months ended June 30, 2013 from 5% during the six months ended June 30, 2012.  The main reason for this was the increase in sales related primarily to the infomercial. In addition, during the six months ended June 30, 2013, the percentage of total revenues that was related to international sales was lower than during the six months ended June 30, 2012. Although there was an increase in international sales during the six months ended June 30, 2013, which have no bad debts, this increase was substantially offset by the disproportionate increase in infomercial sales.

Income Tax Expense (Benefit)

The provision (benefit) for income tax increased to approximately ($288,000) and $68,000, from $0 and $0 during the three and six month periods ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the provision represented an effective tax rate of 3.6% and 0%, respectively, of pre-tax income.  The effective tax rates for 2013 and 2012 reflect provisions for current federal and state income taxes.   A full valuation allowance is provided against the deferred tax assets because it is not more likely than not that the assets will be realized.  The effective rate differs from the statutory rate primarily due to the expected utilization of net operating losses for which no tax benefit has previously been provided. As of December 31, 2012, the Company had approximately $2,527,000 of gross federal net operating losses and approximately $420,000 of gross state net operating losses available, of which approximately $1,974,000 and $150,000 are expected to be utilized in 2013. As of June 30, 2013, there is not sufficient positive evidence to support that it is more likely than not that the Company will be able to utilize its deferred tax assets. The Company has generated one year of taxable income thus far. Additionally, the Company is currently undergoing an IRC Section 382 study which could potentially reduce the amount of deferred tax assets that may be utilized in the future. The benefit for the three month period ended June 30, 2013 is a result of the Company’s revised forecast of taxable income for the year ended December 31, 2013 and expected utilization of net operating losses.  This revised forecast resulted in lower taxable income than was estimated during the three months ended March 31, 2013, therefore, resulting in a benefit to arrive at the lower tax expense expected for the six months ended June 30, 2013.

Net Income

The Company generated net income of approximately $649,000 and $1,817,000 for the three and six months ended June 30, 2013, compared with a net income of approximately $112,000 and $91,000 for the three and six months ended June 30, 2012.  There are three significant reasons for the increase in net income.  The first reason was the increase in gross margin of 10% for both periods.  Since sales of both DermaWandTM and DermaVitalTM increased significantly, the Company was able to take advantage of pricing discounts based on the quantity of goods it purchased from its suppliers.   In addition, the gross margin also increased due to a higher percentage of sales coming from the DRTV business, which generates the highest margins.

The second reason for the increase in net income was the increase in continuity sales generated from the monthly shipments of the Company’s DermaVitalTM skincare products.  Sales from DermaVitalTM for the three and six months ended June 30, 2013 were approximately $1,077,000 and $2,113,000 as compared to approximately $224,000 and $371,000 during the three and six months ended June 30, 2012.  Since these sales occur after the expense of acquiring the customer has already occurred (i.e. media expenses, telemarketing expenses, etc.), the profit margin on these particular sales is high, compared to the initial DRTV sale that results directly from the running of an infomercial.

The third major reason for the increase in net income was the increase in sales from our international distribution for the six months ended June 30, 2013.  Sales to 3rd party international distributors were approximately $1,248,000 and $2,240,000 for the three and six months ended June 30, 2013, compared with sales of approximately $1,352,000 and $1,947,000 for the three and six months ended June 30, 2012.   These sales are also highly profitable as the Company incurs no expense of acquiring the customers, just the cost of goods.

Liquidity and Capital Resources

At June 30, 2013, we had approximately $518,000 in cash (including cash held in escrow), compared to approximately $908,000 at December 31, 2012.  We generated negative cash flows from operations of approximately $361,000 in the six months ended June 30, 2013 compared to a negative cash flow from operations of approximately $116,000 for the same period in 2012.  The negative cash flow from operations during the current period was primarily a result of a net income of approximately $1,817,000, an increase in accounts receivable of approximately $1,993,000, an increase in inventory of approximately $719,000, an increase in prepaid expense and other current assets of approximately $164,000, a decrease in accounts payable and accrued liabilities of approximately $1,216,000, a decrease in severance payable of approximately $20,000, partially offset by an increase in deferred revenue of approximately $74,000, share based compensation expense of approximately $306,000, bad debt expense of approximately $1,755,000 and depreciation expense  of approximately $8,000. The most significant driver of the activity was the increase in inventory due to expected future sales and the decrease in accounts payable and accrued liabilities.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of $590,723.  On April 1, 2012, the shareholder note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of this note shall be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  Interest on the loan for the three and six months ended June 30, 2013 and 2012, was approximately $6,000 and $7,000 and $12,600 and $7,000, respectively

This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  For the three and six months ended June 30, 2013 and 2012, $30,000 and $0 and $85,000 and $0, respectively, in principal prepayments were made on the note.  At June 30, 2013 and December 31, 2012, the balance outstanding was approximately $505,723 and $590,723, respectively.   All or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  (See Note 5).

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000). This loan accrues interest of prime plus 1%. Interest is paid monthly.  Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.  On January 24, 2012, the Company entered into a note modification with the Canadian lender, increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively. In addition, the interest rate on the note was modified to lender’s cost, plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$0.20) per share. As of June 30, 2013, there was no outstanding balance on this note.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated negative cash flows from operating activities during the six months ended June 30, 2013, of approximately $361,000. As of June 30, 2013, the Company had a working capital of approximately $2,592,000, compared to approximately $336,000 at December 31, 2012, and an accumulated deficit of approximately $5,437,000 as of June 30, 2013.

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

There is no guarantee that the Company will be successful in bringing our products into the traditional retail environment. If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs. If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements does not include any adjustment relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2013. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as filed with the Commission with our Annual Report form 10-K filed on March 30, 2013.

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

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not required for smaller reporting company

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On April 23, 2013, the Company issued a total of 720,000 incentive stock options under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $.228 per share, except for 100,000 options issued to our Chief Executive Officer, which were issued at an exercise price of 110% of fair market value, or $.251 per share.  The options vest one third each year over the next three years, provided the recipient is still employed by the Company.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  Each of the recipients of the options is officers or key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On April 23, 2013, the Company issued 50,000 statutory stock options to each of our two outside directors, who are not employees of the Company. The options were issued with an exercise price of $.228 per share and vested immediately.  The issuance of the options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On April 23, 2013, the Company issued an option to purchase 50,000 shares, at a price of $.25 per share, for services rendered to the Company.  The option vested immediately. The issuance of the option was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

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

Date: August 13, 2013

By: /s/ Kelvin Claney

Name:  Kelvin Claney

Title: Chief Executive Officer

Date: August 13, 2013

By: /s/ Richard Ransom

Name:  Richard Ransom

Title: Chief Financial Officer