Form 10-Q
period 2013-09-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2013-11-13
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2013, the Issuer had 21,856,087 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      . No  X .

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$752,743	$758,358
Cash held in escrow	150,021	150,008
Accounts receivable, net of allowance for returns and doubtful accounts of $334,157 and $623,061, respectively	1,139,332	1,154,855
Inventories, net	2,140,186	1,979,757
Prepaid expenses and other current assets	608,576	324,991
Total current assets	4,790,858	4,367,969

Furniture and equipment	81,507	71,258
Less accumulated depreciation	(65,644)	(56,949)
Furniture and equipment, net	15,863	14,309

Other assets	30,461	57,950

Total assets	$4,837,182	$4,440,228
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,514,687	$3,360,745
Convertible note payable	-	30,169
Severance payable	40,800	40,800
Deferred revenue	289,195	281,774
Income tax payable	-	48,600
Tax penalties payable	190,000	270,000
Total current liabilities	2,034,682	4,032,088

Severance payable – long-term	57,200	87,800
Deferred revenue – long-term	325,923	129,986
Convertible note payable to shareholder	453,723	590,723
Total long-term liabilities	836,846	808,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,743,587 and 20,772,756 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	11,533	10,562
Additional paid-in-capital	7,290,344	6,843,267
Accumulated deficit	(5,336,223)	(7,254,198)

Total shareholders’ equity (deficit)	1,965,654	(400,369)

Total liabilities and shareholders’ equity (deficit)	$4,837,182	$4,440,228

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

NET SALES	$8,300,312	$6,289,601	$31,155,661	$12,781,410

COST OF SALES	2,146,270	1,905,767	8,597,106	4,350,680

GROSS PROFIT	6,154,042	4,383,834	22,558,555	8,430,730

OPERATING EXPENSES:
General and administrative	1,785,146	1,066,533	5,740,604	2,237,558
Selling and marketing	4,258,875	3,526,341	14,809,742	6,302,193
Total operating expenses	6,044,021	4,592,874	20,550,346	8,539,751

OPERATING INCOME (LOSS)	110,021	(209,040)	2,008,208	(109,021)

INTEREST EXPENSE, NET	(5,025)	(8,160)	(17,700)	(17,313)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	104,996	(217,200)	1,990,508	(126,334)

PROVISION FOR INCOME TAXES	4,488	-	72,533	-

NET INCOME (LOSS)	$100,508	$(217,200)	$1,917,975	$(126,334)

NET INCOME (LOSS) PER SHARE
BASIC	$0.00	$(0.01)	$0.09	$(0.01)
DILUTED	$0.00	$(0.01)	$0.08	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	21,718,315	20,647,756	21,481,149	19,898,741
DILUTED	24,252,780	20,647,756	24,660,092	19,898,741

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2013	20,772,756	$10,562	$6,843,267	$(7,254,198)	$(400,369)

Share based compensation expenses	-	-	335,576	-	335,576

Expense for previously issued common stock for consulting services	-	-	10,834	-	10,834

Issuance of restricted stock for consulting services	37,500	38	5,400	-	5,438

Exercise of options	933,331	933	95,267	-	96,200

Net income	-	-	-	1,917,975	1,917,975

Balance at September 30, 2013	21,743,587	$11,533	$7,290,344	$(5,336,223)	$1,965,654

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,917,975	$(126,334)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	8,695	10,586
Bad debt expense	2,381,968	311,499
Share based compensation	379,339	674,834
Tax penalties payable	(80,000)	-
Change in assets and liabilities
Accounts receivable	(2,366,445)	(968,140)
Inventories	(160,429)	(323,590)
Prepaid expenses, other current assets and other assets	(210,804)	(167,820)
Accounts payable and accrued liabilities	(1,846,058)	978,538
Severance payable	(30,600)	(30,600)
Income tax payable	(121,381)	-
Accrued interest to shareholder	-	14,030
Deferred revenue	203,358	84,240
Net cash provided by operating activities	75,616	457,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(10,250)	(2,471)
Net cash used in investing activities	(10,250)	(2,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	388,500
Proceeds from exercise of options	96,200	-
Proceeds from note payable	-	40,000
Payments on convertible note payable	(30,169)	(86,113)
Payments on convertible note payable to shareholder	(137,000)	-
Advances from related parties	-	50,000
Payments to related parties	-	(77,581)
Net cash (used in) provided by financing activities	(70,969)	314,806

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,603)	769,578

CASH AND CASH EQUIVALENTS, beginning of the period	908,366	58,804

CASH AND CASH EQUIVALENTS, end of the period	$902,764	$828,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$145,530	$-
Fair value of warrants in connection with sale of common stock	$-	$273,831
Interest paid	$17,700	$3,432
Write off of fully depreciated assets	$-	$108,183

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company generated positive cash flows from operating activities in the nine month period ended September 30, 2013 of approximately $76,000. The Company had working capital of approximately $2,756,000 and an accumulated deficit of approximately $5,336,000 as of September 30, 2013.

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

Currently, this plan is being executed with the DermaWandTM and the DermaVital® skincare line. The Company does not require any additional capital to grow the DermaWandTM and the DermaVital® businesses. The Company is currently exploring other devices and consumable product lines.

There is no guarantee that the Company will be successful in bringing our products into the traditional retail environment.  If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs.  If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions in conjunction with the Company’s historical net operating losses and accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI for the nine months ended September 30, 2013 and 2012.  All significant inter-company transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent.  The most significant estimates used in these condensed consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, valuation allowance on deferred tax assets and share based compensation.  Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11,”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for such purpose.  The new accounting guidance is effective beginning January 1, 2014 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date and retrospective application is permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts.

As of September 30, 2013 and December 31, 2012, approximately 95% and 90% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television.  Major customers are considered to be those who accounted for more than 10% of net sales.    There were no major customers for the three and nine months ended September 30, 2013.  For the three and nine months ended September 30, 2012, approximately 13% and 6%, respectively, of net sales were made to one televised shopping network major customer.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments. It is not practicable to estimate the fair value of the Convertible Note Payable to Shareholder due to its related party nature.

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, MasterCard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered “Cash held in escrow.”  At September 30, 2013 and December 31, 2012 the amount of Transfirst reserves were approximately $150,000.

Foreign currency transactions

Transactions are entered into by the Company in currencies other than its local currency (U.S. Dollar).  Currency gains or losses are recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $334,000 at September 30, 2013 and $623,000 at December 31, 2012.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for returns of product that has been sold to customers and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $167,000 at September 30, 2013, and $248,000 at December 31, 2012.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.  Included in inventory at September 30, 2013 and December 31, 2012 is approximately $133,000 and $251,000, respectively of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $1,100 and $3,600 and $8,700 and $10,600 for the three and nine months ended September 30, 2013 and 2012, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the nine months ended September 30, 2013 and 2012.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

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

Revenue related to our DermaVital® continuity program is recognized monthly upon shipment to customers.  Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.  Deferred revenue for payment received prior to shipment on international sales approximated $188,000 and $240,000 as of September 30, 2013 and December 31, 2012, respectively.

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

In 2012, the Company started selling warranties on the DermaWandTM for one-year, three-year and lifetime terms.  In 2013, the Company started selling five-year warranties and discontinued lifetime warranties.  Revenues under one-year, three-year and five-year warranties are recognized ratably over the term.  Lifetime warranties are recognized over the estimated term of 5 years.  Any unearned warranty is included in deferred revenue on the accompanying condensed consolidated balance sheet.  Changes in the Company’s deferred service revenue related to the warranties, included in deferred revenue in the Condensed Consolidated Balance Sheet is presented in the following table for the nine months ended September 30, 2013:

September 30, 2013
Deferred extended warranty revenue:
Balance at January 1, 2013	$171,319
Revenue deferred for new warranties	321,915
Revenue recognized	(66,403)
Balance at September 30, 2013	$426,831

Current portion	$100,908
Non-current portion	325,923
$426,831

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Shipping and handling

Amounts billed to a customer for shipping and handling are included in net sales; shipping and handling revenue approximated $872,000 and $947,000 and $3,020,000 and $1,690,000 for the three and nine months ended September 30, 2013 and 2012, respectively.  Shipping and handling costs are included in cost of sales.  Shipping and handling costs approximated $700,000 and $497,000 and $2,639,000 and $961,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.  Research and development costs approximated $32,000 and $39,000 and $85,000 and $53,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred approximately $2,770,000 and $2,374,000 and $9,518,000 and $4,348,000 in such costs for the three and nine months ended September 30, 2013 and 2012, respectively.

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

September 30, 2013 and September 30, 2012

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of September 30, 2013, 933,334 options are outstanding under the 2001 Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of September 30, 2013, 2,191,668 options are outstanding under the 2011 Plan.

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

September 30, 2013 and September 30, 2012

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the nine months ended September 30, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$ 0.18
Granted during the year	945,000	-	945,000	0.27
Exercised during the year	(899,998)	-	(899,998)	0.10

Balance, September 30, 2013	2,775,002	350,000	3,125,002	$ 0.23

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$ 0.08
Granted during the year	1,510,000	-	1,510,000	0.29
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, September 30, 2012	2,810,000	350,000	3,160,000	$ 0.18

Of the stock options outstanding as of September 30, 2013 under the Stock Option Plans, 660,002 options are currently vested and exercisable. The weighted average exercise price of these options was $0.21. These options expire through September 2022. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2013 was approximately $142,000. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 was approximately $162,000.  The aggregate intrinsic value for options exercised during the nine months ended September 30, 2013 was approximately $180,000.

For the three and nine months ended September 30, 2013 and 2012, the Company recorded approximately $57,000 and $93,300 and $200,000 and $183,900, respectively, in share compensation expense related to vesting of options previously granted under the Stock Option Plans.  At September 30, 2013, there was approximately $531,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2013 and 2012 to value the stock options granted during the period:

2013		2012
Risk-free interest rate	1.14 – 1.99%	Risk-free interest rate	1.19% – 1.62%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	318% – 352%	Expected volatility	305% – 316%
Weighted average grant date fair value	$0.29	Weighted average grant date fair value	$0.31

The following is a summary of stock options outstanding outside of the Stock Option Plans for the nine months ended September 30, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$ 0.20
Granted during the year	150,000	190,000	340,000	0.35
Exercised during the year	(33,333)	-	(33,333)	0.15

Balance, September 30, 2013	266,667	1,840,000	2,106,667	$ 0.23

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$ 0.18
Granted during the year	150,000	1,400,000	1,550,000	0.20
Exercised during the year	-	-	-	-

Balance, September 30, 2012	150,000	1,650,000	1,800,000	$ 0.20

Of the stock options outstanding outside of the plan at September 30, 2013, 1,073,333 options are currently vested and exercisable. The weighted average exercise price of these options was $0.19. These options expire between December 2013 and March 2023. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2013 was approximately $264,000. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 was approximately $178,000.  The aggregate intrinsic value for options exercised during the nine months ended September 30, 2013 was approximately $5,000.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three and nine months ended September 30, 2013 and 2012, the Company recorded approximately $1,600 and $89,000 and $136,000 and $187,000, respectively, in share based compensation expense related to vesting of options previously granted outside of the Stock Option Plans.  At September 30, 2013, there was approximately $331,000 of total unrecognized compensation cost related to non-vested option grants outside the plan that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2013 to value the stock options outstanding outside the plan:

2013		2012
Risk-free interest rate	1.14 – 2.64%	Risk-free interest rate	0.31 – 1.67%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	5.00 – 10.00 years	Expected life	3.00 – 10.00 years
Expected volatility	262% – 320%	Expected volatility	265% – 418%
Weighted average grant date fair value	$0.31	Weighted average grant date fair value	$0.31

The following is a summary of all stock options outstanding and nonvested for the nine months ended September 30, 2013:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013 – nonvested	2,463,333	1,383,333	3,846,666	$0.21
Granted	1,095,000	190,000	1,285,000	0.29
Vested	(1,009,999)	(623,333)	(1,633,332)	0.21
Balance September 30, 2013 - nonvested	2,548,334	950,000	3,498,334	$0.24

For the nine months ended September, 2013 and 2012, the Company recognized approximately $224,000 and $95,000, respectively, in share based compensation expense related to employee stock options and approximately $111,000 and $275,000, respectively related to share based compensation expense related to non-employee stock based awards.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 3 - Commitments and contingencies

Leases

As of September 30, 2013, the Company has an active lease related to the office space in Wayne, Pennsylvania through April 2016.  Total rent expense incurred during the three and nine months ended September 30, 2013 and 2012 totaled approximately $13,000 and $7,000 and $33,000 and $25,000, respectively.  The schedule below details the future financial obligations under the remaining lease as of September 30, 2013.

	Remaining three months 2013	2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$ 13,000	$ 52,500	$ 53,100	$ 13,300	$ 131,900

Total Lease Obligations	$ 13,000	$ 52,500	$ 53,100	$ 13,300	$ 131,900

DermaWandTM

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM.  This agreement was amended and superseded on July 28, 2010.   The geographical scope of the license granted is the entire world.  Royalty payments are made on a monthly basis and are calculated by multiplying the number of units of product sold, domestically and internationally, by $2.50.  The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period.  If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only.  If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.

The amount of expenses incurred for sales of the DermaWandTM related to these agreements were approximately $177,000 and $210,000 and $729,000 and $521,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

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

The Company accrued approximately $106,000 in bonuses to the CEO and the President and CFO for the year ended December 31, 2012, included in accounts payable and accrued expenses in the accompanying consolidated financial statements.  These bonuses were paid in February 2013.  A bonus accrual of approximately $75,000 has been made for the nine months ended September 30, 2013.

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

Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2014.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement.   The amendment allowed the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance was approximately $98,000 at September 30, 2013 and $128,600 at December 31, 2012, of which $40,800 is current and $57,200 is long-term as of September 30, 2013.

Note 5 - Related party transactions

The Company has a note payable to a shareholder with an original balance of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment. On April 1, 2012, the note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  Interest on the loan for the three and nine months ended September 30, 2013 and 2012, was approximately $5,200 and $7,000 and $17,800 and $14,000, respectively.  Interest charged through September 30, 2013 was fully paid at September 30, 2013.

The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  For the three and nine months ended September 30, 2013 and 2012, $52,000 and $0, and $137,000 and $0, respectively, in principal prepayments were made on the note.  At September 30, 2013 and December 31, 2012, the balance outstanding was $453,723 and $590,723, respectively.  An additional principal payment of $20,000 was made in October 2013.

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

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).   This loan accrues interest of prime (3.25% at September 30, 2013 and December 31, 2012) plus 1%.   Interest is paid monthly.   Principal payments are to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.   The loan permits payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at September 30, 2013 and December 31, 2012 was approximately $0 and $30,200 (C$30,000), respectively.  Interest on the loan is paid monthly and was approximately $0 and $900, and $300 and $3,100, for the three and nine months ended September 30, 2013 and 2012, respectively.

The lender of this note is also one of the two persons that receive royalty payments on the DermaWandTM sales as noted in Note 3.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period.  As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants.  Therefore, any unrecognized expense related to common stock and warrants issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term.  The Company recognized approximately $0 and $25,000, and $11,000 and $36,000 of share based compensation expense for the three and nine months ended September 30, 2013 and 2012, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $6,000, which will be recognized over the next 10 months.

For the three and nine months ended September 30, 2013 and 2012, the Company recorded approximately $0 and $149,000 and $0 and $160,000, respectively, of share based compensation expense for the 500,000 warrants issued to the consultants.  The warrants were fully expensed at settlement.  As of September 30, 2013, there was no unrecognized compensation costs related to these warrant grants.

For the three and nine months ended September 30, 2013 and 2012, the Company recorded approximately $0 and $32,000 and $0 and $47,000, respectively, of share based compensation expense for the 1,000,000 warrants issued to the consultants.  The warrants were fully expensed at settlement.  As of September 30, 2013, there was no unrecognized compensation costs related to these warrant grants.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 7 - Capital transactions (continued)

For the three and nine months ended September 30, 2013 and 2012, the Company recorded approximately $5,000 and $58,000, and $14,000 and $58,000, respectively of share based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement.  The expense related to the consultant no longer performing services was recognized immediately during the year ended December 31, 2012.  As of September 30, 2013, there was approximately $34,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 22.5 months.  On October 24, 2012, 125,000 warrants issued to one of the consultants were exercised for total consideration of $13,000.

As previously stated, on August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with one of the previous consultants.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  For the three and nine months ended September 30, 2013 and 2012, the Company recorded approximately $5,000 and $3,000, and $14,000 and $3,000 of share based compensation, respectively.  As of September 30, 2013, there was approximately $34,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 22.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets during 2012 and will be expensed over the consultant term.  For the three and nine months ended September 30, 2013, approximately $9,000 and $28,000, respectively was expensed and included in share based compensation expense in our accompanying consolidated financial statements.  Approximately $67,000 is capitalized at September 30, 2013 and approximately $37,000 and $30,000 is reflected as current and non-current assets, respectively, in our accompanying condensed consolidated balance sheet.

As of September 30, 2013, the following warrants were outstanding and exercisable:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in 2007 placement (modified 2010)	390,084	$0.10 - $3.00	December 2013
Shareholders in February 2012 private placement	863,333	$0.25	February – March 2015
Consultant	125,000	$0.10	August 2015
Consultant	125,000	$0.30	August 2015

Balance at September 30, 2013	1,503,417	$0.10 - $3.00

On September 1, 2013, the Company entered into a one year investor relations consulting agreement, in which 150,000 shares of restricted stock were agreed to be issued to a consultant.  Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The fair market value was $0.45. 37,500 shares vested as of the date of executed agreement.  An additional 37,500 shares vest on December 31, 2013, with the remaining 75,000 shares vesting on February 28, 2014.  The award contains service conditions based on the consultant’s continued service for the Company.  For the three and nine months ended September 30, 2013, the Company recorded approximately $5,000 of share based compensation, respectively.  As of September 30, 2013, there was approximately $60,000 of total unrecognized compensation costs related to this restricted stock grant which will be recognized over the remaining eleven months.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At September 30, 2013, there were 1,503,417 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $3.00 per share expiring through August 2015. At September 30, 2013 there were 5,231,669 stock options outstanding and 1,733,335 were vested and exercisable at an average exercise price of $0.23.

The following securities were not involved in the computation of diluted net income per share as their effect would have been anti-dilutive:

	September 30,
	2013	2012
Options to purchase common stock	1,165,000	4,960,000
Warrants to purchase common stock	125,000	1,628,417
Convertible note payable from shareholder	1,011,446	1,671,666

As the Company was in a loss position for the three end nine months ended September 30, 2012, all shares were anti-dilutive.

The number of shares of common stock used to calculate basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012 was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Basic weighted average shares outstanding	21,718,315	20,647,756	21,481,149	19,898,741
Dilutive effect of outstanding stock options	1,912,328	-	1,603,888	-
Dilutive effect of outstanding warrants	590,896	-	383,194	-
Dilutive effect of restricted stock awards	31,241	-	10,414	-
Dilutive effect of convertible note payable	-	-	1,181,447	-

Weighted average dilutive shares outstanding	24,252,780	20,647,756	24,660,092	19,898,741

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the 3-months ended September 30, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$ 100,508	21,718,315	$ 0.00

Diluted earnings per share
Income to common shareholders	$ 100,508	24,252,780	$ 0.00

		Weighted Average
For the 3-months ended September, 2012:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Income to common shareholders	$ (217,200)	20,647,756	$ (0.01)

		Weighted Average
For the 9-months ended September 30, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic income per share
Income to common shareholders	$ 1,917,975	21,481,149	$ 0.09

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $17,795	$ 1,935,770	24,660,092	$ 0.08

		Weighted Average
For the 9-months ended September 30, 2012:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Income to common shareholders	$ (126,334)	19,898,741	$ (0.01)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

(Unaudited)

Note 9 - Income taxes

The provision for income tax for the three and nine months ended September 30, 2013 and 2012 consists of the following:

	Three Months Ended		Nine Months Ended
Current	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Federal	$ 3,000	$ -	$ 40,000	$ -
State	1,000	-	32,000	$ -
Total	$ 4,000	$ -	$ 72,000	$ -

The provision for income tax related to federal and state income taxes is approximately $4,000 and $72,000 for the three and nine months ended September 30, 2013, respectively, or 4% of pre-tax income, compared to $0 and $0 for the three and nine months ended September 30, 2012, respectively, or 0% of pre-tax income.  The effective tax rates for 2013 and 2012 reflect provisions for current federal alternative minimum taxes and state income taxes. The effective rate differs from the statutory rate primarily due to the anticipated utilization of net operating losses for which no tax benefit has previously been provided. As of December 31, 2012, the Company had approximately $2,783,000 of gross federal net operating losses and approximately $406,000 of gross state net operating losses available, of which approximately $2,600,000 and $220,000, respectively, are anticipated to be utilized in 2013. Although, the Company anticipates to utilize these net operating losses it should be noted that, as of September 30, 2013, there is not sufficient positive evidence to support that it is more likely than not that the Company will be able to utilize its deferred tax assets.  The Company has generated one year of taxable income thus far and the Company is currently undergoing an IRC Section 382 study which could potentially reduce the amount of deferred tax assets that may be utilized in the future.  Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards.  The Company is currently analyzing the historical or potential impact of its equity financings on beneficial ownership; however, no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation.  To the extent there is a limitation, there would be a reduction in the amount of net operating losses permitted to be used to offset taxable income in 2013 causing the effective tax rate to increase. Since it is not more likely than not that the assets will be realized, a full valuation allowance is provided against the deferred tax assets.

During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the quarters ended September 30, 2013 and 2012.   At September 30, 2013 and December 31, 2012 the Company has approximately $190,000 and $270,000 accrued for various tax penalties.  The following is a summary of the activity in the penalties payable for the nine months ended September 30, 2013.  The accrual has been reduced because a closing agreement was issued by the Wisconsin Department of Revenue resolving an outstanding tax issue, no tax or penalties were due upon resolution.

Balance, January 1, 2013	$ 270,000
Reductions in reserve	(80,000)
Balance, September 30, 2013	$ 190,000

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and September 30, 2012

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

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 7,644,618	$ 655,694	$ 8,300,312	$ 5,434,533	$ 855,068	$ 6,289,601

COST OF SALES	1,876,955	269,315	2,146,270	1,517,031	388,736	1,905,767
Gross profit	5,767,663	386,379	6,154,042	3,917,502	466,332	4,383,834

Operating expenses:
General and administrative	1,716,278	68,868	1,785,146	1,022,613	43,920	1,066,533
Selling and marketing	4,245,856	13,019	4,258,875	3,514,120	12,221	3,526,341
Total operating expense	5,962,134	81,887	6,044,021	4,536,733	56,141	4,592,874

Operating income (loss)	$ (194,471)	$ 304,492	$ 110,021	$ (619,231)	$ 410,191	$ (209,040)

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 28,259,735	$ 2,895,926	$ 31,155,661	$ 9,979,513	$ 2,801,897	$12,781,410

COST OF SALES	7,329,174	1,267,932	8,597,106	3,045,986	1,304,694	4,350,680
Gross profit	20,930,561	1,627,994	22,558,555	6,933,527	1,497,203	8,430,730

Operating expenses:
General and administrative	5,562,581	178,023	5,740,604	2,110,964	126,594	2,237,558
Selling and marketing	14,775,365	34,377	14,809,742	6,271,168	31,025	6,302,193
Total operating expense	20,337,946	212,400	20,550,346	8,382,132	157,619	8,539,751

Operating income (loss)	$ 592,615	$ 1,415,594	$ 2,008,209	$(1,448,605)	$ 1,339,584	$ (109,021)

Selected balance sheet information by segment is presented in the following table as of:

	September 30,	December 31,
Total Assets	2013	2012
Domestic	$4,827,715	$4,414,775
International	9,467	25,453
Total Assets	$4,837,182	$4,440,228

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

Overview

The goal of our business plan is to use the brand awareness we create in our infomercials so that we can sell the products featured, along with related families of products, under distinct brand names in traditional retail stores.  Our goal is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category.  We are developing the infrastructure to create these brands of products so that we can implement our business plan.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2013 with the three and nine months ended September 30, 2012.

Revenues

Our revenues increased to approximately $8,300,000 and $31,156,000 for the three and nine months ended September 30, 2013, up from approximately $6,290,000 and $12,781,000 recorded during the three and nine months ended September 30, 2012, a 32% and 144% increase, respectively.  The primary reason relates to continued success of the new DermaWandTM infomercial, which began airing in November 2011.  During the three and nine months ended September 30, 2013 sales relating to DermaWandTM for direct response television (DRTV) were approximately $6,143,000 and $23,034,000 as compared to approximately $4,062,000 and $7,621,000 during the three and nine months ended September 30, 2012.

This increase in DRTV revenue was in part due to the launching of a new Spanish language version of the DermaWandTM infomercial that was launched in August 2012.  In addition, we had approximately 31,000 and 16,000 airings of the English and Spanish language versions of the DermaWandTM infomercial for the nine months ended September 30, 2013, respectively, compared to 20,000 and 700 airings for the nine months ended September 30, 2012, respectively.  We have also been successful in building an auto-ship continuity program with our DermaVital® skincare line.  Currently there are approximately 16,500 customers in one of our DermaVital® Preferred beauty clubs.  As of July 2013, customers had the ability to purchase a one-time shipment of a 90 day supply of DermaVital®.  This shipment was branded as the Dermavital® Ultimate Beauty Regimen (“UBR”).  The UBR retails for $99.00 plus $14.95 shipping and handling, and can also be shipped on a 90-day auto-ship basis.  In addition, customers have an option of signing up for three monthly DermaVital® Preferred beauty clubs, all of which receive the three core products in the line; Pre-Face Beauty Treatment, Hydra Infusion Beauty Treatment, and Skin Mist.  The three clubs retail between $19.95 and $39.95 per month.  Customers are enrolled month to month and can cancel at any time.  The Company is focused on expanding the DermaVital® line and building the continuity program.  Sales related to DermaVital® during the three and nine months ended September 30, 2013 were approximately $1,080,000 and $3,193,000 as compared to approximately $381,000 and $752,000 during the three and nine months ended September 30, 2012.

Gross Margin

For the three and nine months ended September 30, 2013 we generated approximately $6,154,000 and $22,559,000 in gross margin, compared to approximately $4,384,000 and $8,431,000 for the three and nine months ended September 30, 2012.

Gross margin percentage was approximately 74% and 72% for the three and nine months ended September 30, 2013, up from approximately 70% and 66% during the three and nine months ended September 30, 2012.  The main reason for the increase in gross margin was that the sales generated from the new DermaWandTM infomercial have an average selling price of $145, including shipping and handling, which represented the majority of sales for the three and nine months ended September 30, 2013. In comparison, for the three and nine months ended September 30, 2012, there was a more significant portion of our sales generated from televised home shopping, which had a selling price of approximately $60 to $100.  For the nine months ended September 30, 2013 and 2012, gross margin percentage for DRTV Revenue was 88% and 89%, compared to 66% and 75% for televised home shopping.

Operating Expenses

Total operating expenses increased to approximately $6,044,000 and $20,550,000 during the three and nine months ended September 30, 2013, from approximately $4,593,000 and $8,540,000 during the three and nine months ended September 30, 2012, an increase of approximately $1,451,000, or 32% and $12,010,000 or 141%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.   Total media and production expenses increased to approximately $2,770,000 and $9,518,000 for the three and nine months ended September 30, 2013, from approximately $2,374,000 and $4,348,000 for the three and nine months ended September 30, 2012.  Media and production expenses increased due to additional airings and the costs of running the Spanish infomercial, which began to run in August 2012.  Other expenses that increased in association with DRTV Revenue, including the DermaWandTM and DermaVital® line are as follows:

	For the three months ended September 30			Percentage of DRTV Revenue
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Answering Service	$571,000	$444,000	$127,000	8%	10%	(2%)
Customer Service	361,000	168,000	193,000	5%	4%	1%
Customization & Duplication	51,000	72,000	(21,000)	1%	2%	(1%)
Merchant Fees	219,000	171,000	48,000	3%	4%	(1%)
Total	$1,202,000	$855,000	$347,000	17%	19%	(2%)

	For the nine months ended September 30			Percentage of DRTV Revenue
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Answering Service	$2,154,000	$740,000	$1,414,000	8%	9%	(1%)
Customer Service	1,313,000	264,000	1,049,000	5%	3%	2%
Customization & Duplication	169,000	153,000	16,000	1%	2%	(1%)
Merchant Fees	819,000	271,000	548,000	3%	3%	0%
Total	$ 4,455,000	$1,428,000	$3,027,000	17%	17%	0%

As seen above, other expenses as a percentage of DRTV Revenue stayed consistent on a year to date basis.  As a percentage of DRTV revenue, increased expenses to improve overall customer service were offset by decreases in answering service expense.

In addition to the increased costs associated with the infomercial; there was also an increase in bad debt expenses.  Total bad debt expenses increased to approximately $627,000 and $2,382,000 during the three and nine months ended September 30, 2013, from approximately $104,000 and $311,000 during the three and nine months ended September 30, 2012.  Bad debt as a percentage of DRTV and continuity sales increased to 9% during the nine months ended September 30, 2013 from 4% during the nine months ended September 30, 2012.  The main reason for this was the increase in sales related primarily to the infomercial, in which we offer customers the option to try the DermawandTM on a free trial basis.  Approximately 50% of our customers elect to take the free trial followed by three monthly installments of $39.95.  The majority of our bad debt expense is associated with these customers.

Income Tax Expense

The provision for income tax increased to approximately $4,000 and $72,000, from $0 and $0 during the three and nine month periods ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, the provision represented an effective tax rate of 4% and 0%, respectively, of pre-tax income.

Net Income

The Company generated net income of approximately $101,000 and $1,918,000 for the three and nine months ended September 30, 2013, compared with a net loss of approximately $217,000 and $126,000 for the three and nine months ended September 30, 2012.  Contributing to the increase was the increases in gross margin for both periods.  Further, there was an increase in continuity sales generated from the monthly shipments of the Company’s DermaVital® skincare products.  Sales from DermaVital® for the three and nine months ended September 30, 2013 were approximately $1,080,000 and $3,193,000 as compared to approximately $381,000 and $752,000 during the three and nine months ended September 30, 2012.  Since the majority of these sales occur after the expense of acquiring the customer has already occurred (i.e. media expenses, telemarketing expenses, etc.) as well as with lower materials costs, the profit margin on these particular sales is high, compared to the initial DRTV sale that results directly from the running of an infomercial.

Liquidity and Capital Resources

At September 30, 2013, we had approximately $903,000 in cash (including cash held in escrow), compared to approximately $908,000 at December 31, 2012.  We generated positive cash flows from operations of approximately $76,000 in the nine months ended September 30, 2013 compared to positive cash flow from operations of approximately $457,000 for the same period in 2012.  The positive cash flow from operations during the current period was primarily a result of a net income of approximately $1,918,000, a decrease in accounts receivable, net of bad debt expense, of approximately $15,000, an increase in deferred revenue of approximately $203,000, and share based compensation expense of approximately $379,000, partially offset by an increase in inventory of approximately $160,000, an increase in prepaid expense and other current assets of approximately $211,000, a decrease in accounts payable and accrued liabilities of approximately $1,846,000, a decrease in severance payable of approximately $31,000.  The most significant driver in cash flow from operations was the increase in sales and net income discussed above, offset by payment of accounts payable and accrued liabilities.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of $590,723.  On April 1, 2012, the shareholder note payable was modified.   The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of this note shall be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  Interest on the loan for the three and nine months ended September 30, 2013 and 2012, was approximately $5,200 and $7,000 and $17,800 and $14,000, respectively

This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  For the three and nine months ended September 30, 2013 and 2012, $52,000 and $0 and $137,000 and $0, respectively, in principal prepayments were made on the note.  At September 30, 2013 and December 31, 2012, the balance outstanding was approximately $453,723 and $590,723, respectively.   All or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note (See Note 5).

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest of prime plus 1%.   Interest is paid monthly.  Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.  On January 24, 2012, the Company entered into a note modification with the Canadian lender, increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) are in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012, respectively.  In addition, the interest rate on the note was modified to lender’s cost, plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$0.20) per share. As of September 30, 2013, there was no outstanding balance on this note.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.   As of September 30, 2013, the Company had a working capital of approximately $2,756,000, compared to approximately $336,000 at December 31, 2012, and an accumulated deficit of approximately $5,336,000 as of September 30, 2013.

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

There is no guarantee that the Company will be successful in bringing our products into the traditional retail environment. If the Company is unsuccessful in achieving this goal, the Company will be required to raise additional capital to meet its working capital needs. If the Company is unsuccessful in completing additional financings, it will not be able to meet its working capital needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions in conjunction with the Company’s historical net operating losses and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements does not include any adjustment relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2013. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as filed with the Commission with our Annual Report form 10-K filed on March 30, 2013.

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

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting noted above, which continued to be material weaknesses.  The material weaknesses exist mainly due to the fact that we are a small company with limited accounting personnel.  The Company is currently working to remediate these material weaknesses.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not required for smaller reporting company

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On July 11, 2013, the Company issued 100,000 incentive stock options under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $.555 per share.  The options vest one third each year over the next three years, provided the recipient is still employed by the Company.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  The recipient of the options is a key employee of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On July 11, 2013, the Company issued an option to purchase 100,000 shares, at a price of $.50 per share, for consulting services rendered to the Company.  The options vest one third each year over the next three years, provided the recipient is still a consultant to the Company at that time.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  The issuance of the option was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On September 1, 2013, the Company entered into a one year consulting agreement with an independent consultant.  As part of the consultant’s compensation, we issued to the consultant 150,000 shares of common stock.  Pursuant to the agreement, the shares vest over 180 days.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

Registrant

Date: November 13, 2013

By: /s/ Kelvin Claney

Name:  Kelvin Claney

Title: Chief Executive Officer

Date: November 13, 2013

By: /s/ Richard Ransom

Name:  Richard Ransom

Title: President & Chief Financial Officer