Form 10-K
period 2013-12-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2014-03-27
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number 0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.

(Name of Registrant as Specified in Its Charter)

Nevada	76-0621102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

489 Devon Park Dr. Ste 315 Wayne, PA 19087

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

Yes      . No  X .

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes      . No  X .

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

Yes  X . No      .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Yes      . No  X .

The aggregate market value of the voting common stock held by non-affiliates on June 28, 2013 (the last business day of our most recently completed second fiscal quarter) was $7,381,222 using the closing price of $0.54 on June 28, 2013.

As of March 27, 2014, the registrant had issued and outstanding 23,163,316 shares of common stock.

Documents Incorporated by Reference:  None.

INTERNATIONAL COMMERCIAL TELEVISION INC.

Index to

Annual Report on Form 10- K

For the Year Ended December 31, 2013

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

A short-form spot is a 30-second, 1-minute, 2-minute, 3-minute or 5-minute commercial, while a long-form infomercial is a 28 1/2-minute direct response commercial.  Short-form spots generally feature products that can be explained or demonstrated in two minutes or less, with a selling price of $29 or less.  Short-form spots of three to five minutes are typically cut down versions of well branded long-form infomercials.  Long-form infomercials generally feature products with a selling price of $30 - $300 and are usually unique, with more benefits and features, and thus require a lengthier demonstration and explanation.

For the fiscal years ended December 31, 2013 and December 31, 2012, 89% and 84%, respectively, of our product sales were generated from products sold through direct response television domestically.

Our international division represented 11% and 16% of our sales volume for the years ended December 31, 2013 and 2012, respectively. International revenues resulted primarily from the sale of products to international distributors who in turn marketed our products to their respective markets via direct response and retail marketing channels.

We are a Nevada corporation, and our headquarters are located at 489 Devon Park Drive, Suite 315, Wayne, PA 19087.

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

DermaWandTM

We have a worldwide exclusive license to sell the DermaWandTM, a skin care appliance that reduces fine lines and wrinkles and improves overall skin appearance.  The price consumers pay for DermaWandTM varies from country to country, however, it generally ranges from approximately $90-$120.  The DermaWandTM is sold and marketed with DermaVitalTM skin care products which are offered with a monthly continuity program.  The Company sold approximately 407,000 and 318,000 DermaWandTM units during 2013 and 2012, respectively.

On November 9, 2011, ICTV began airing a new DermaWandTM long-form infomercial.  During 2013 and 2012, the new DermaWandTM infomercial aired on both national cable stations and throughout a variety of major and minor broadcast markets in the United States.  The Company recognized approximately $33,512,000 and $17,021,000 of revenue related to the new DermaWandTM infomercial, including DermaVitalTM sales, during 2013 and 2012, respectively.  The infomercial has continued to run through March 2014, and it is the Company’s plan to continue airing it throughout the entire year.

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

DermaVitalTM has been offered to DermaWand buyers through U.S. DRTV and Internet distribution channels as a monthly continuity program, and to HSN customers as an “add on” product to their DermaWand purchase.  As of March 2014, over 19,500 customers are currently enrolled in some form of DermaVitalTM continuity program.  Customers are enrolled month to month and can cancel at any time.  During 2013, ICTV is focused on expanding the number of customers that enroll in continuity, increasing the average order value of our continuity shipments, and increasing the average number of cycles that a customer stays in a continuity program.

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

Additional Products – Various Categories

BetterBlocksTM

We own the exclusive, royalty-free worldwide license to manufacture market and distribute BetterBlocksTM, a patented plastic toy building system, under the Share and Option Purchase Agreement with The Better Blocks Trust, a shareholder.   BetterBlocksTM has been sold mainly through DRTV, mail order catalogues, retail and the television shopping channel QVC.  During 2013 and 2012, we sold the product exclusively on the internet.  Revenue for BetterBlocksTM was approximately $12,500 and $11,500 during 2013 and 2012, respectively.  We plan to continue to sell this product in conjunction with the promotion of the new line of BetterBlocksTM, Glo-B’sTM.

Glo-B’sTM

Glo-B’sTM is a toy building block system that bends, moves, shapes and curves.  Solidly made of quality glow-in-the-dark neon colored plastic, the blocks glow in their respective colors. Glo-B’sTM are designed for children 3 + years and will connect with and enhance other popular building block sets. In September 2012, we tested on a variety of national cable channels geared toward children’s programming.   A second test was run in December 2012.  Gross revenue of Glo-B’sTM during 2013 and 2012 was approximately $45,900 and $13,900, respectively.

Strike N’ SetTM

We have an exclusive, royalty-free worldwide agreement to distribute Strike N’ SetTM, a patented fishing lure system manufactured by MBCT Global Ventures, LLC.  As part of the agreement, we produced 120-second, and 15 minute infomercials and, in July 2011 ran a U.S. media test of the product.  Revenue for Strike N SetTM was approximately $100 and $8,300 during 2013 and 2012, respectively.  The Company plans to continue selling Strike N SetTM exclusively through the web during 2014.

Slender LiftTM

We have a worldwide exclusive license to manufacture and sell the Slender LiftTM, a slimming garment system for women. In February 2012, we tested Slender LiftTM on a televised home shopping channel.  The product sold at an introductory price of $24.95.  The test consisted of one airing of approximately eight minutes and generated sales of approximately 200 units.  Three additional airings occurred in April 2012.  During 2013, the Company sold Slender LiftTM through the web.  Gross revenue for Slender LiftTM was approximately $2,500 and $16,600 during 2013 and 2012, respectively.

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

Infomercial Production

In the past, we have produced our infomercials with internal management resources, but we also have utilized independent production companies to produce our infomercials.  We have relationships with several independent producers, and we contract out such functions as a way to keep our overhead to a minimum. We, along with the owner or inventor of the product (as the case may be) will always have input in the production process.  Even when we outsource production, we utilize a company specialist to oversee all scripting, filming and editing of the infomercial, and we take great care to ensure that the infomercial is produced in such a way that it can easily be adapted to international markets.

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

International Sales

One of the goals of our international division is to establish solid distribution relationships in each country where our products are marketed. By doing so, we can tailor our products and production for each individual region, and develop relationships with local experts and established companies that are intimate with the marketplace.  When a product that was domestically sold in an infomercial is prepared for international distribution, the international infomercial operator will dub the infomercial, develop product literature in the appropriate foreign language and review the infomercial’s compliance with local laws.  The international infomercial operator will then test the infomercial and roll it out on a larger scale if the test marketing is successful.  We believe that many well-produced infomercials can produce profitable margins somewhere internationally, even if they have failed in the United States.

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

Other Direct Response Sales Methods

Once we have rolled out a product in an infomercial, we prepare to distribute the product via other direct response methods, such as mail order catalogs, direct mail, credit card statement inserts and live appearances on television home shopping channels.  We believe that this is an additional means by which to use the brand awareness we create in our infomercials, and to reach consumers who might not watch television.  These other direct response methods also extend the time period during which each of our products can generate revenue.

Customer Service

We seek to provide our customers with quality customer service.  We generally offer an unconditional 30-day money back return policy to purchasers of our products.  Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product’s profitability.

Competition

We compete directly with several established companies that generate sales from infomercials and direct response television, as well as small independent direct response television producers.    Products similar to ours may be sold in department stores, pharmacies, general merchandise stores, magazines, newspapers, direct mail advertising, catalogs, and over the internet.  Many of our major competitors, who include Thane International Inc. and Guthy-Renker Corp., have substantially greater financial, marketing and other resources than us.

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

Trademarks

We have several registered trademarks for BetterBlocksTM in countries throughout the world.  We have also registered trademarks in the United States for DermaWandTM, DermaVitalTM, Smart StacksTM, Slender LiftTM, BetterBlocksTM, Glo-B’sTM, and Strike N’ SetTM.

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

Royalty Agreements

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWandTM under the following agreement:

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

Employees

During the course of 2013 we employed a total of eight employees, seven full-time employees and one part-time employee.    We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders.  Out of our 100,000,000 authorized common shares, 78,173,350 shares, or approximately 78%, remain unissued at December 31, 2013.  The Company has 6,470,002 stock options and warrants to purchase common stock outstanding, as well as 787,446 in potential common shares that could be issued upon conversion of outstanding debt as of December 31, 2013. The board of directors has the power to issue such shares without shareholder approval.  None of our 20,000,000 authorized preferred shares are issued.  We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

Our executive officers and directors own or exercise full or partial control over approximately 40% of our outstanding common stock.  As a result, other investors in our common stock may not have much influence on corporate decision-making.  In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

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

The Company had not previously filed its mandatory tax filings since inception. During 2012, the Company filed all of the mandatory filings dating back to the inception of the Company.  Management believes that the potential income tax liability to the Company is not significant since the Company reported significant losses for most years since inception. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns is a violation of any of its contractual covenants.  The Company completed its Section 382 Net Operating Loss study in 2013 and concluded that no limitations on the utilization of Net Operating Loss carryforward deductions exist.  In addition, we have estimated and accrued approximately $190,000 related to these late filings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

Our executive offices are located in Wayne, Pennsylvania with a monthly lease payment of $4,336.

On February 6, 2013, the Company entered into a new lease with the landlord of the Wayne office complex of its executive office.   In April 2013 the executive office moved into a larger space within the same complex.  The new lease is for three years, commencing on April 1, 2013.  The new office is 2,516 square feet, compared to the prior office space which was approximately 1,700 square feet.  In June 2013, the Company entered into an amendment to the lease to add an additional 210 square feet.

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

We consulted with counsel and presented to the California law firm the substantiation for our advertising and marketing claims. While they acknowledged a good portion of our substantiation, the law firm continued to press for a settlement under threat of litigation.  In May 2013, the Company reached a settlement agreement with the plaintiff and their law firm for $150,000.

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

	High	Low		High	Low
Quarter ended	($)	($)	Quarter ended	($)	($)
December 31, 2013	0.90	0.22	December 31, 2012	0.83	0.40
September 30, 2013	0.58	0.39	September 30, 2012	0.60	0.31
June 30, 2013	0.78	0.15	June 30, 2012	0.55	0.15
March 31, 2013	0.60	0.08	March 31, 2012	0.38	0.11

HOLDERS

As of March 27, 2014, there were 23,163,316 shares of common stock outstanding.   We estimate these shares are held by approximately 300 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2013, 933,334 options are outstanding under the Plan.

In December 2011, our Board of Directors approved our 2011 Incentive Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of December 31, 2013, 2,541,668 options are outstanding under the 2011 Plan.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2013.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,475,002	$0.24	225,000
Equity compensation plans not approved by security holders	1,881,667	$0.23	n/a
Total	5,356,669	$0.24	225,000

Recent Sales of Unregistered Securities

On December 3, 2013, the Company issued a total of 350,000 incentive stock options under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $.295 per share.  The options vest one third each year over the next three years, provided the recipient is still employed by the Company.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  The recipients of the options are key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 30, 2013, two shareholders exercised a total of 45,563 warrants previously issued to them in connection with a private offering, at an exercise price of $.40 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 3, 2014, a shareholder exercised 35,000 warrants previously issued in connection with a private offering, at an exercise price of $.25 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 9, 2014, a shareholder exercised 100,000 warrants previously issued in connection with a private offering, at an exercise price of $.25 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 15, 2014, one of our key employees exercised 8,333 options previously issued to him, at an exercise price of $.228 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 24, 2014, a shareholder exercised 333,333 warrants previously issued in connection with a private offering, at an exercise price of $.25 per share, and 133,333 options previously issued to him at an exercise price of $.15 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 29, 2014, one of our key employees exercised 166,667 options previously issued to him, at an exercise price of $.0828 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 5, 2014, The Better Blocks Trust sold $50,000 of its note to the Company to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 18, 2014, an option holder exercised 125,000 options previously issued, at an exercise price of $.10 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 21 2014, two of our key employees exercised 100,000 options at an exercise price of $.0828 per share, and 10,000 options at an exercise price of $.23 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 18, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Just as fluctuations in our revenues are driven by changes in our product mix, our gross profits from period to period depend on our product mix.  Our gross profits vary according to whether the products we are selling are primarily our own products or third-party products.  As a general rule, the gross profits for our own products are considerably higher based on proportionately smaller cost of sales.  For third-party products, our general experience is that our gross profits are lower, because we record as cost of sales the proportionately higher cost of acquiring the product from the manufacturer.  Within each category (i.e., our own products versus third-party products), gross profits still tend to vary based on factors such as market price sensitivity and cost of production.

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

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2013, with the fiscal year ended December 31, 2012.

Revenues

Net sales increased $18,044,000 or 79% to approximately $40,964,000 in 2012 from approximately $22,920,000 in 2012. There were two major reasons for the increase in revenue.  The first reason relates to continued success of the new DermaWandTM infomercial.  During 2013, direct response television (DRTV) sales were approximately $33,512,000 as compared to approximately $17,021,000 in 2012, primarily driven by increased media expenditures.

This increase in DRTV revenue was in part due to the launching of a new Spanish language version of the DermaWandTM show that was launched in August 2012.  Of the total DRTV sales, the Company had sales from the Spanish language version of approximately $8,535,000 and $3,654,000 for the years ended December 31, 2013 and 2012.  We have also been successful in building an auto-ship continuity program with our DermaVitalTM skincare line.  Currently there are approximately 19,000 customers in one of our DermaVitalTM Preferred beauty clubs.  As of July 2013, customers had the ability to purchase a one-time shipment of a 90 day supply of DermaVitalTM.  This shipment was branded as the DermaVitalTM Ultimate Beauty Regimen (“UBR”).  The UBR retails for $99.00 plus $14.95 shipping and handling, and can also be shipped on a 90-day auto-ship basis.  In addition, customers have an option of signing up for three monthly DermaVitalTM Preferred beauty clubs, all of which receive the three core products in the line; Pre-Face Beauty Treatment, Hydra Infusion Beauty Treatment, and Skin Mist.  The three clubs retail between $19.95 and $39.95 per month.  Customers are enrolled month to month and can cancel at any time.  The Company is focused on expanding the DermaVital® line and building the continuity program.  Sales related to the DermaVitalTM line during the years ended December 31, 2013 and 2012 were approximately $4,236,000 and $1,519,000, respectively.

The second reason for the increase in revenue was an increase in international sales.  During 2013, international sales revenue for the DermaWandTM was approximately $4,703,000, as compared to approximately $3,768,000 in the prior year, an increase of approximately $935,000.  The increase in international sales can be attributed primarily to the new DermaWandTM infomercial running in Europe, Asia, and South America.

Gross Profit

Gross profit percentage increased to approximately 71.9% in 2013 from approximately 67.4% in 2012.  In 2013, we generated approximately $29,455,000 in gross profit, compared to approximately $15,440,000 in 2012.   The main reason for the increase in gross profit was a higher percentage of DRTV sales compared to televised home shopping from year to year.  Sales generated from the DermaWandTM infomercial have an average selling price of $148, including shipping and handling, which represented the majority of sales for the 2013.  In comparison, for the year ended December 31, 2012, there was a more significant portion of our sales generated from televised home shopping, which had a selling price of approximately $60 to $100.  Sales from televised home shopping were approximately $600,000 and $1,400,000 for the years ended December 31, 2013 and 2012, respectively.  For the years ended December 31, 2013 and 2012, gross profit percentage for DRTV Revenue was 88% and 89%, compared to 66% and 74% for televised home shopping, respectively.

Operating Expenses

Total operating expenses increased to approximately $27,732,000 in 2013, from approximately $15,915,000 in 2012, an increase of $11,817,000, or 74%.  This increase in operating expenses in primarily due to the expenses associated with running the new DermaWandTM infomercial.  The largest of these expenses are media expenditures.  Total media expenses increased to approximately $12,737,000 in 2013, from approximately $7,513,000 in 2012, an increase of $5,224,000, or 70%.  Total consulting expenses increased to $1,517,000 in 2013, from approximately $941,000 in 2012, an increase of $576,000, or 61%, primarily due to the increase in sales.

Other expenses that increased in association with DRTV Revenue, including the DermaWandTM and DermaVitalTM line are as follows:

	For the years ended December 31			Percentage of DRTV Revenue
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Answering Service	$2,736,000	$1,587,000	$1,149,000	8%	9%	(1%)
Customer Service	1,661,000	690,000	971,000	5%	4%	1%
Production	213,000	113,000	100,000	1%	1%	0%
Customization & Duplication	250,000	218,000	32,000	1%	2%	(1%)
Merchant Fees	1,040,000	521,000	519,000	3%	3%	0%
Total	$5,900,000	$3,129,000	$2,771,000	18%	19%	(1%)

As seen above, other expenses as a percentage of DRTV Revenue stayed consistent on a year to date basis.  As a percentage of DRTV revenue, increased expenses to improve overall customer service were offset by decreases in answering service expense.

In addition to the increased costs associated with the infomercial, there was also a decrease in stock based compensation and an increase in bad debt expense.  Total stock based compensation expenses decreased to approximately $724,000 during 2013, from approximately $838,000 in 2012.  Total bad debt expenses increased to approximately $3,195,000 during 2013, from approximately $1,436,000 in 2012, which is consistent with the increase in sales.  Bad debt as a percentage of DRTV and continuity sales increased to 9% during the year ended December 31, 2013 from 8% during the year ended December 31, 2012.  The main reason for this was the increase in sales related primarily to the infomercial, in which we offer customers the option to try the DermawandTM on a free trial basis.  Approximately 50% of our customers elect to take the free trial followed by three monthly installments of $39.95.  The majority of our bad debt expense is associated with these customers due to the nature of installments.

Net Income

The Company generated net income of approximately $1,646,000 for the year ended December 31, 2013, compared to a 2012 net loss of approximately $550,000.  Contributing to the increase was the increase in gross profit.  Further, there was an increase in continuity sales generated from the monthly shipments of the Company’s DermaVitalTM skincare products.  Sales from DermaVitalTM for the years ended December 31, 2013 and 2012, were approximately $4,200,000 and $1,500,000, respectively.  Since the majority of these sales occur after the expense of acquiring the customer has already occurred (i.e. media expenses, telemarketing expenses, etc.) as well as with lower materials costs, the profit margin on these particular sales is high, compared to the initial DRTV sale that results directly from the running of an infomercial.

Liquidity and Capital Resources

At December 31, 2013, we had approximately $1,433,000 in cash and cash equivalents (including cash held in escrow), compared to approximately $908,000 at December 31, 2012.  As of December 31, 2013, the Company had positive working capital of approximately $2,871,000, compared to approximately $336,000 at December 31, 2012.  Improvement in working capital is largely due to the increase in cash to approximately $1,433,000 at December 31, 2013 from $908,000 at December 31, 2012 and the decrease in accounts payable and accrued liabilities to approximately $1,391,000 at December 31, 2013 from $3,361,000 at December 31, 2012.  We incurred a positive cash flow from operations of approximately $648,000 in 2013, compared to approximately $563,000 in 2012. In addition to the approximately $1,646,000 in net income, the Company’s cash flow from operations were impacted by a decrease in inventory on hand of approximately $202,000, a decrease in accounts receivable, net of write-offs, of approximately $364,000, an increase in prepaid expense and other assets of approximately $282,000, an decrease in accounts payable and accrued liabilities of approximately $1,969,000, a decrease in severance payable of approximately $41,000, an increase in deferred revenue of approximately $218,000, stock based compensation of approximately $720,000 and depreciation expense of approximately $10,000.    The most significant driver in cash flow from operations was the increase in net income discussed above, offset by payment of accounts payable and accrued liabilities.

The Company had a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, in the amount of approximately $591,000.  Interest is accrued at the rate of four and three quarters percent (4.75%) per annum and is to be paid in arrears at the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being accrued.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.  Principal payments on this note of approximately $197,000 were made during 2013.  On February 5, 2014, The Better Blocks Trust sold $50,000 of its note to the Company to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. On March 18, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.  Furthermore, an additional $75,000 in principal payments were made on this note through March 27, 2014.

In December 2011, the Company entered into a note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrues interest at prime plus 1%.  Interest is paid monthly.  Principal payments are to be paid in monthly installments of approximately $6,500 (C$6,667), beginning in March 2012.  The loan permits payment in advance without penalty at any time.  On January 24, 2012, the Company modified its loan with the Canadian lender.  The note was modified and increased the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made to the Company.  In addition, the interest was modified to lender’s cost, plus two-percent interest and the note became convertible into shares of common stock at a fixed conversion rate of $0.196 (C$.20) per share.  Principal payments of approximately $30,000 and $107,000 were made in 2013 and 2012, respectively. This note was paid in full by March 2013.

On February 17, 2012, the Board authorized the issuance of up to 2,500,000 shares of common stocks to be purchased at $0.15 per share through February 29, 2012.  On February 29, 2012, the Board amended the resolution to authorize the issuance of up to 3,000,000 shares of common stock to be purchased at $0.15 per share through March 23, 2012.  A total of 2,590,000 shares were purchased through March 23, 2012 for proceeds of $388,500.  In addition, for every three shares of common stock purchased, the purchasers will receive one warrant to purchase common stock at $0.25 per share.  The warrant will expire three years after its issuance date.  The warrants have a weighted average fair value of $0.32.  The fair value of the warrant had been estimated on the date of grant using a Black-Scholes Pricing Model.  See Note 7.

Additionally, during January and February 2014, 593,333 warrants and 251,667 options were exercised for proceeds of approximately $130,000 and $32,000, respectively.

Based on the Company’s current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the second quarter of 2015.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $446,000 and $623,000 as of December 31, 2013 and 2012 respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $239,000 and $248,000 as of December 31, 2013 and 2012, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $139,000 and $251,000 of inventory of consigned product as of December 31, 2013 and 2012, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Income taxes

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and limited historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we sustain profitability in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  MARKET RISK DISCLOSURES.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

Financial statements are set forth on pages F-1 through F-23.

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

We carried out an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management believes that, as of December 31, 2013, our internal control over financing reporting was effective.

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

Changes in internal control over financial reporting

During the year ended December 31, 2013, the Company hired additional accounting personnel which helped strengthen its control environment.  The Company has implemented controls such as a monthly budget to actual review process, utilizing a formal closing review procedure, performing a balance sheet review meeting, and formalizing account reconciliation procedures.  In addition, the Company has drafted an audit committee charter and is actively seeking a third independent member.  We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

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

NAME	AGE	POSITION
Kelvin Claney	63	Chief Executive Officer, Secretary and Director
Richard Ransom	35	President and Former Chief Financial Officer
Ryan LeBon	31	Chief Financial Officer
Stephen Jarvis	59	Director
William Kinnear	69	Director

Kelvin Claney – Chief Executive Officer, Secretary, Director

Kelvin Claney has served as a director of the Company since January 2001.  Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000™, Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express.  Since 1992, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects the Company wants to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials.  The creation of the SmartStacksTM infomercial, which is now owned by ICTV, was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc.  He also created the infomercial for the children’s toy product known as BetterBlocksTM, which was then owned by The Better Blocks Trust.

Richard Ransom – President

Richard Ransom joined ICTV in July of 2008 as the Company’s Controller, and was appointed as Chief Financial Officer on December 8, 2008. Mr. Ransom joined the Company with eight years of experience in financial management roles at Traffic.com, Hildebrandt International, and Grant Thornton. He is a graduate of Pennsylvania State University with a degree in Accounting, and received his MBA from Delaware Valley College in December, 2009.  In August 2011, Mr. Ransom was promoted to President of ICTV.  Mr. Ransom resigned his position as Chief Financial Officer effective January 1, 2014.  Mr. Ryan LeBon was appointed Chief Financial Officer effective January 1, 2014.

Ryan LeBon – Chief Financial Officer

Ryan LeBon joined the Company in June of 2013 as the Company’s Director of Financial Reporting.  Effective January 1, 2014, our Board of Directors appointed Ryan LeBon as Chief Financial Officer of the Company, to serve in that capacity at the will of our Board of Directors.  Prior to joining the Company, Mr. LeBon had over nine years of experience with Deloitte & Touche LLP, as an Audit Manager primarily serving SEC registrants, and as a Controller with General Electric. Mr. LeBon is a graduate of Villanova University with a degree in accounting and is a Certified Public Accountant in Pennsylvania.  Richard Ransom, our previous Chief Financial Officer, continues as President of the Company.  The appointment of Ryan LeBon will allow Mr. Ransom to focus more exclusively on his duties as President.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2013.

Audit Committee and Code of Ethics

We have not formally appointed an audit committee, and the entire Board of Directors (three persons) currently serves the function of an audit committee.  We are actively seeking a third independent director to complete the Audit Committee.  We have not yet adopted a code of ethics applicable to our chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2013 and 2012, by our executive officers (the "Named Officers").

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)	Option Awards Granted ($)(1)
Kelvin Claney (Chief Executive Officer)	2013	240,000	25,000	25,100
	2012	180,000	65,600	138,875

Richard Ransom (President and Former Chief Financial Officer)	2013	160,000	25,000	136,800
	2012	125,000	70,832	156,250

Ryan LeBon (Chief Financial Officer)(2)	2013	110,000	7,500	85,000

(1)Option awards measured in accordance with FASB ASC Topic 718.  See Note 2 for further information.

(2)Effective January 1, 2014, Mr. Ryan LeBon was promoted to Chief Financial Officer, at which time this annual salary was increased to $125,000 and approved by the Board of Directors.

Compensation of Directors

During 2013, Stephen Jarvis and William Kinnear each received $4,000 as compensation for their service as directors.  During 2012, our directors did not receive any compensation for their service as directors, although they did receive reimbursement for expenses.  In 2013 and 2012, Stephen Jarvis was paid $2,640 and $10,600, respectively, for commissions above and beyond his duties as a director; he also received a bonus of $16,040 paid in February 2013 and accrued for as of December 31, 2012.  In 2013, Stephen Jarvis was also issued options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.228.  In addition, Stephen Jarvis received $6,000 in December 2013 as compensation for his service as a director for the fiscal year 2014; this is included in prepaid expenses on the balance sheet.  In 2013, William Kinnear was issued options to purchase the Company’s common stock in the amount of 50,000 shares at an exercise price of $0.25 per share, 50,000 shares at an exercise price of $0.228, and 25,000 shares at an exercise price of $0.295.

Employment Contracts

We entered into an Employment Agreement with Kelvin Claney, our Chief Executive Officer, effective March 1, 2011.  Under the terms of this agreement, the Company will pay an annual salary of $180,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2013, this annual salary was increased to $240,000 and approved by the Board of Directors. Effective January 1, 2014, this annual salary was increased to $275,000 and approved by the Board of Directors. The CEO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The initial term of this employment agreement is five years and automatically renews for successive one year periods unless either party provides not less than 60 days prior written notice of their intent not to renew the agreement.  If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance pay in a lump sum payment equal to one year of his base salary, health insurance reimbursement and automobile expenses allowance as in effect on the date of termination. Under the Employment Agreement, Mr. Claney will be considered terminated without cause if his substantive responsibilities are changed without his prior approval, or if all or substantially all of the assets of the Company are sold, or a controlling interest in the Company is sold, unless in connection with such a sale Mr. Claney’s Employment Agreement is assumed by the buyer or he is offered an employment contract for substantially the same responsibilities, for a term of at least one year, and at substantially the same compensation, terms and benefits as provided in the Employment Agreement.

On April 17, 2012, the Company entered into an employment agreement with Richard Ransom, our President.  Under the terms of this agreement, the Company will pay an annual salary of $125,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2013, this annual salary was increased to $160,000 and approved by the Board of Directors.  Effective January, 1, 2014, this annual salary was increased to $185,000 and approved by the Board of Directors.  The President is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement, automobile allowance and other reimbursable expenses.  The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2014 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of March 27, 2014, we had 23,163,316 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned(9)
Kelvin Claney, Chairman and Chief Executive Officer, Member of the Board of Directors(1)(5)(10)	7,425,770	32.1%
The Better Blocks Trust, declared January 1, 1994 (2)	6,668,660	28.8%
Richard Ransom, President (1)(6)	937,499	4.0%
Ryan LeBon, Chief Financial Officer (1)	-	-
Stephen Jarvis, Member of the Board of Directors (3)(7)	805,000	3.5%
William Kinnear, Member of the Board of Directors (4)(8)	66,667	0.3%
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP – 3 INDIVIDUALS	9,234,936	39.9%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)

The business address for these persons is 489 Devon Park Drive, Suite 315, Wayne, PA 19087.

(2)

The address for The Better Blocks Trust is 1 Kimberly Road, Epson, Auckland City, Auckland New Zealand, c/o Barry Stafford, Stafford Klaassen.

(3)

Mr. Jarvis’s business address is 320 J P Razal Street, Unit 301, 3rd Floor Aralco Bldg., Poblacion, Makati City 1210, Philippines.

(4)

Mr. Kinnear’s business address is 2120 - 130 Adelaide Street West, Toronto, Ontario M5H 3P5, Canada.

(5)

Includes 166,667 shares as to which Mr. Claney holds exercisable options within 60 days.

(6)

Includes 433,333 shares as to which Mr. Ransom holds exercisable options within 60 days.

(7)

Includes 133,334 shares as to which Mr. Jarvis holds exercisable options within 60 days.

(8)

Includes 66,667 shares as to which Mr. Kinnear holds exercisable options within 60 days.

(9)

Currently exercisable options have been included as outstanding shares for purposes of this calculation.

(10)

Includes 6,668,660 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee.  Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had received short-term advances from a shareholder totaling $50,000 during the year ended December 31, 2012. The $50,000 loan accrued interest of 6% annually and was repaid in October 2012.

The Company also received short-term advances from another shareholder with repayments of $30,900 during the year ended December 31, 2012.  These advances were non-interest bearing and without specific terms of repayment.

The Company had a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified with new terms to include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears at the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being accrued.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  Interest payments of approximately $22,800 and $21,000 were paid during 2013 and 2012, respectively. All or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  Principal payments of $197,000 and $0 were made during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the balance outstanding was approximately $393,700 and $590,700, respectively.

On February 5, 2014, the Better Blocks Trust sold $50,000 of its note to the Company to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  Additionally, on March 18, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.  Furthermore, an additional $75,000 in principal payments were made on this note through March 27, 2014.

We have three directors.  Under the definition of director independence found in NASD Rule 4200, Stephen Jarvis was our sole independent director in 2012.  William Kinnear became a second independent director in 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered from EisnerAmper, LLP for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was approximately $134,575 in 2013 and approximately $97,650 in 2012.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above.

Tax Fees

On February 21, 2012 the Company’s Board of Directors engaged EisnerAmper LLP, our independent registered public accounting firm, for tax compliance, tax advice, and tax planning. The aggregate fees billed to the Company for professional services rendered for taxes were approximately $50,100 in 2013 and approximately $73,750 in 2012.

All Other Fees

There were no other fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm.

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation
3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – President and Former Chief Financial Officer

31.3****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

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

INTERNATIONAL COMMERCIAL TELEVISION INC.

Date:	March 27, 2014	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	March 27, 2014
Name: Kelvin Claney
Title: Chief Executive Officer and Director

By:	/s/ Richard Ransom	Date:	March 27, 2014
Name: Richard Ransom
Title: President

By:	/s/ Ryan LeBon	Date	March 27, 2014
Name: Ryan LeBon
Title: Chief Financial Officer

By:	/s/ Stephen Jarvis	Date	March 27, 2014
Name: Stephen Jarvis
Title: Director

By:	/s/ William Kinnear	Date	March 27, 2014
Name: William Kinnear
Title: Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

International Commercial Television Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

International Commercial Television, Inc.

We have audited the accompanying consolidated balance sheets of International Commercial Television, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Commercial Television, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/EisnerAmper, LLP

Jenkintown, Pennsylvania

March 27, 2014

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,370,178	$758,358
Cash held in escrow	62,924	150,008
Accounts receivable, net of doubtful account reserves of $446,307 and $623,061, respectively	791,292	1,154,855
Inventories, net	1,778,073	1,979,757
Prepaid expenses and other current assets	733,427	324,991
Total current assets	4,735,894	4,367,969

Furniture and equipment	81,507	71,258
Less accumulated depreciation	(66,712)	(56,949)
Furniture and equipment, net	14,795	14,309

Other assets	21,297	57,950
Total assets	$4,771,986	$4,440,228

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,391,342	$3,360,745
Convertible note payable – short-term	-	30,169
Severance payable – short-term	40,800	40,800
Deferred revenue – short-term	242,827	281,774
Tax provision payable	-	48,600
Tax penalties payable	190,000	270,000
Total current liabilities	1,864,969	4,032,088

Severance payable – long-term	47,000	87,800
Deferred revenue – long-term	386,821	129,986
Convertible note payable to shareholder– long-term	393,723	590,723
Total long-term liabilities	827,544	808,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,826,650 and 20,722,756 shares issued and outstanding as of December 31, 2013 and 2012, respectively	11,616	10,562
Additional paid-in-capital	7,676,177	6,843,267
Accumulated deficit	(5,608,320)	(7,254,198)
Total shareholders’ equity (deficit)	2,079,473	(400,369)

Total liabilities and shareholders’ equity (deficit)	$4,771,986	$4,440,228

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

NET SALES	$40,964,127	$22,920,386

COST OF SALES	11,508,854	7,480,788

GROSS PROFIT	29,455,273	15,439,598

OPERATING EXPENSES:

General and administrative	7,867,497	4,347,052
Selling and marketing	19,864,436	11,568,271

Total operating expenses	27,731,933	15,915,323

OPERATING INCOME (LOSS)	1,723,340	(475,725)

INTEREST EXPENSE, NET	(22,494)	(26,123)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	1,700,846	(501,848)

PROVISION FOR INCOME TAX	(54,968)	(48,600)

NET INCOME (LOSS)	$1,645,878	$(550,448)

BASIC NET INCOME (LOSS) PER SHARE	$0.08	$(0.03)
DILUTED NET INCOME (LOSS) PER SHARE	$0.07	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	21,547,775	20,110,242
DILUTED	24,726,718	20,110,242

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Common Stock			Additional
	$0.001 par value			Paid-In	Accumulated
	Shares	Amount		Capital	Deficit	Totals

Balance at January 1, 2012	18,057,756	$7,959		$5,511,877	$(6,703,750)	$(1,183,914)

Net loss	-	-		-	(550,448)	(550,448)

Share based compensation	-	-		522,164	-	522,164

Exercise of warrants	125,000	12		12,488	-	12,500

Issuance of common stock	2,590,000	2,591		385,909	-	388,500

Issuance of common stock for consulting services	-	-		38,820	-	38,820

Issuance of warrants for consulting services	-	-		262,045	-	262,045

Issuance of nonforfeitable warrants for consulting services	-	-		109,964	-	109,964

Balance at December 31, 2012	20,722,756	$10,562		$6,843,267	$(7,254,198)	$(400,369)

Net income	-	-		-	1,645,878	1,645,878

Share based compensation	-		-	638,910	-	638,910

Exercise of warrants	45,563	46		18,179	-	18,225

Expense for previously issued common stock for consulting services	-	-		10,834	-	10,834

Issuance of restricted stock for consulting services	75,000	75		69,720	-	69,795

Exercise of options	933,331	933		95,267	-	96,200

Balance at December 31, 2013	21,826,650	$11,616		$7,676,177	$(5,608,320)	$2,079,473

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,645,878	$(550,448)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	9,763	14,250
Bad debt expense	3,195,211	1,435,920
Stock based compensation	723,694	838,388
Change in assets and liabilities
Accounts receivable	(2,831,648)	(2,544,555
Inventories	201,684	(1,261,307)
Prepaid expenses and other assets	(286,414)	(267,777)
Accounts payable and accrued liabilities	(1,969,403)	2,504,203
Severance payable	(40,800)	(40,800)
Tax provision payable	(138,124)	48,600
Tax penalties payable	(80,000)	-
Deferred revenue	217,888	386,632
Net cash provided by operating activities	647,729	563,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,249)	(8,310)
Net cash used in investing activities	(10,249)	(8,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	388,500
Proceeds from exercise of options	96,200	-
Proceeds from exercise of warrants	18,225	12,500
Proceeds from note payable	-	40,000
Payments on note payable	(30,169)	(107,875)
Advances from related parties	-	50,000
Payments to related parties	-	(88,359)
Payments on convertible note payable to shareholder	(197,000)	-
Net cash (used in) provided by financing activities	(112,744)	294,766

NET INCREASE IN CASH AND CASH EQUIVALENTS	524,736	849,562
CASH AND CASH EQUIVALENTS, beginning of the year	908,366	58,804

CASH AND CASH EQUIVALENTS, end of the year	$1,433,102	$908,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capitalization of stock based compensation expense related to nonforfeitable warrants	$-	$109,964
Fair value of warrants in connection with sale of common stock	-	273,831
Interest paid	23,048	26,490
Income taxes paid	145,530	-
Write off of fully depreciated assets	-	120,169

See accompanying notes to consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998.

The Company sells various health, wellness and beauty products through infomercials and other channels.  The products are primarily marketed and sold throughout the United States and internationally via infomercials.  Although our companies are incorporated in Nevada and New Zealand, a substantial portion of operations are currently run from our Wayne, Pennsylvania office.

On February 17, 2011, the Company acquired from one of its shareholders 100% of its equity interest in Better Blocks International Limited (“BBI”), consisting primarily of intellectual properties in exchange for 500,000 shares of the Company’s common stock. This transaction is between entities under common control and accordingly the net asset acquired is recorded at zero, which was the carrying value of BBI and was recorded as a capital transaction.

ICTV utilizes a distinctive marketing strategy and multi-channel distribution model to develop, market and sell products through infomercials, live home shopping television, specialty outlets and online shopping.  It offers health and beauty products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture; and DermaVitalTM, a professional quality skin care line that effects superior hydration.

The goal of our strategy is to use the brand awareness we create in our infomercials so that we can sell the products featured in our infomercials, along with related families of products, under distinct brand names on both a continuity program model basis and in traditional retail stores.  Our goal is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category.  We are developing the infrastructure to create these brands of products so that we can implement our business plan.  Currently, this plan is being executed with the DermaWandTM and the DermaVitalTM skincare line. The Company is presently exploring other devices and consumable product lines.

Note 2 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI.  All significant inter-company transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11,”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for such purpose.  The new accounting guidance is effective beginning January 1, 2014 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date and retrospective application is permitted. The adoption of ASU 2013-11 did not have a material impact on its consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 2 - Summary of significant accounting policies (continued)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts. As of December 31, 2013 and 2012, 90% and 90% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television; 7% and 5%, respectively were due from a third party; 1.5% and 4% was cash due from the Company’s credit card processors; the remaining 1.5% and 1% of the Company’s accounts receivable were due from two and one wholesale infomercial operators, respectively.  Major customers are considered to be those who accounted for more than 10% of net sales.  For the fiscal years ended December 31, 2013 and 2012, there were no major customers.

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

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered as “Cash held in escrow”.  Effective August 1, 2013, the Company switched its credit card processing from Transfirst to Litle & Co., LLC (“Litle”). Litle does not require a reserve to be held for its processing.  The Company still utilizes Transfirst for electronic check processing.    As a result of the change in credit card processors, Transfirst released approximately $87,000 of the reserve through December 31, 2013, with a portion remaining for electronic check processing.  The Company expects the remainder of the reserve to be released in 2014.  At December 31, 2013 and 2012 the amount of Transfirst reserves was approximately $63,000 and $150,000, respectively.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $446,000 and $623,000 as of December 31, 2013 and 2012, respectively.  The allowances are calculated based on historical customer returns and bad debts.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 2 - Summary of significant accounting policies (continued)

In addition to reserves for returns on accounts receivable, an accrual is made against returns for product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $239,000 and $248,000 as of December 31, 2013 and 2012, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company has recorded approximately $139,000 and $251,000 in inventory of consigned product as of December 31, 2013 and 2012, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $10,000 and $14,000, respectively, for the years ended December 31, 2013 and 2012.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2013 and 2012.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers.  Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.  Deferred revenue – short-term for payment received prior to shipment on international sales approximated $119,000 and $240,000 as of December 31, 2013 and 2012, respectively.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling.  However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience.  Returns for the years presented have been offset against gross sales.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 2 - Summary of significant accounting policies (continued)

In 2012, the Company started selling warranties on the DermaWand TM for one-year, three-year and lifetime terms.  One-year and three-year warranties are recognized ratably over the term.  Lifetime warranties are recognized over the estimated term of 5 years.  Any unearned warranty is included in deferred revenue on the accompanying consolidated balance sheets.  Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

	2013	2012
Deferred extended warranty revenue:
At beginning of period	$171,319	$-
Revenue deferred for new warranties	436,816	186,535
Revenue recognized	(97,505)	(15,216)
At end of period	$510,630	$171,319

Current portion	$123,809	$41,333
Non-current portion	386,821	129,986
	$510,630	$171,319

Shipping and handling

The amount billed to a customer for shipping and handling is included in revenue: shipping and handling revenue approximated $5,990,000 and $3,546,000 for the years ended December 31, 2013 and 2012, respectively.  Shipping and handling costs are included in cost of sales.  Shipping and handling costs approximated $3,443,000 and $2,082,000 for the years ended December 31, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products.  Product testing and development costs approximated $168,000 and $70,000 for the years ended December 31, 2013 and 2012, respectively.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  The Company incurred approximately $12,950,000 and $7,626,000 in such costs for the years ended December 31, 2013 and 2012, respectively.

Income taxes

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and limited historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we sustain profitability in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2013, 933,334 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant.  As of December 31, 2013, 2,541,668 options are outstanding under the 2011 Plan.

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

The Company uses ASC Topic 718, “Share-Based Payments”, to account for stock-based compensation issued to employees and directors. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.  Stock options granted to non-employees are remeasured at each reporting period.

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the years ended December 31, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$0.18
Granted during the year	1,295,000	-	1,295,000	0.27
Exercised during the year	(899,998)	-	(899,998)	0.10
Forfeited during the year	-	-	-	-

Balance, December 31, 2013	3,125,002	350,000	3,475,002	$0.24

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 2 - Summary of significant accounting policies (continued)

Stock options

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	1,300,000	350,000	1,650,000	$0.08
Granted during the year	1,510,000	-	1,510,000	0.29
Exercised during the year	-	-	-	-
Forfeited during the year	(80,000)	-	(80,000)	(0.11)

Balance, December 31, 2012	2,730,000	350,000	3,080,000	$0.18

Of the stock options outstanding as of December 31, 2013 under the Stock Option Plans, 747,502 options are currently vested and exercisable.  The weighted average exercise price of these options was $0.20. These options expire through September 2022.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2013 was approximately $486,000.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2012 was approximately $276,000.  The aggregate intrinsic value for stock options exercised during the year ended December 31, 2013 was approximately $184,000.

For the years ended December 31, 2013 and 2012, the Company recorded approximately $262,000 and $250,000 respectively in stock compensation expense under the plan.  At December 31, 2013, there was approximately $551,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2013 and 2012 to value the stock options granted during the period:

2013		2012
Risk-free interest rate	1.14% - 2.13%	Risk-free interest rate	1.19% - 1.62%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	318% - 352%	Expected volatility	305% - 316%
Weighted average grant date fair value	$0.30	Weighted average grant date fair value	$0.30

The following is a summary of stock options outstanding outside of the Stock Option Plans for the years ended December 31, 2013 and 2012:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$0.20
Granted during the year	175,000	190,000	365,000	0.34
Exercised during the year	(33,333)	-	(33,333)	0.15
Expired during the year	-	(250,000)	(250,000)	0.18

Balance, December 31, 2013	291,667	1,590,000	1,881,667	$0.23

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 2 - Summary of significant accounting policies (continued)

Stock options

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2012	-	250,000	250,000	$0.18
Granted during the year	150,000	1,400,000	1,550,000	0.20
Exercised during the year	-	-	-	-
Expired during the year	-	-	-	-

Balance, December 31, 2012	150,000	1,650,000	1,800,000	$0.20

Of the stock options currently outstanding outside of the Stock Option Plans at December 31, 2013, 823,333 options are currently vested and exercisable. The weighted average exercise price of these options was $0.20. These options expire through April 2023.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2013 was approximately $537,000.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2012 was $243,000.

For the years ended December 31, 2013 and 2012, the Company recorded approximately $377,000 and $272,000, respectively in stock compensation expense under the plan.  At December 31, 2013, there was approximately $473,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2013 and 2012 to value the stock options outstanding outside the plan:

2013		2012
Risk-free interest rate	1.14% – 3.04%	Risk-free interest rate	0.72% – 1.78%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	5.00 – 10.00 years	Expected life	3.00 – 10.00 years
Expected volatility	262% – 322%	Expected volatility	263% - 394%
Weighted average grant date fair value	$0.43	Weighted average grant date fair value	$0.31

The following is a summary of all stock options outstanding, and nonvested for the year ended December 31, 2013:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013 – nonvested	2,463,333	1,383,333	3,846,666	$0.21
Granted	1,470,000	190,000	1,660,000	0.29
Vested	(1,009,999)	(710,833)	(1,720,832)	0.20
Balance, December 31, 2013 – nonvested	2,923,334	862,500	3,785,834	$0.25

Note 3 - Commitments and contingencies

Leases

As of December 31, 2013, the Company had an active lease related to the office space rented in Wayne, Pennsylvania.  Total rent expense incurred during 2013 and 2012 totaled approximately $49,000 and $34,000, respectively.  During the year ended December 31, 2013, the Company moved to a different building within the same facility and has amended the lease through March 2016.  The schedule below details the future financial obligations under the lease.

	2014	2015	2016	2017	2018	TOTAL OBLIGATION
Wayne - Corporate HQ	$52,500	$53,100	$13,300	$-	$-	$118,900

Total Lease Obligations	$52,500	$53,100	$13,300	$-	$-	$118,900

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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM.  This agreement was amended and superseded on July 28, 2010.  The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period.  If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only.  If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.  The Company met the minimum requirements in each of the years ended December 31, 2013 and 2012.

The amount of royalty expense incurred for sales of the DermaWandTM included in selling and marketing in the accompanying Consolidated Statements of Operations were approximately $1,018,000 and $795,000 for the years ended December 31, 2013 and 2012, respectively.

Employment Agreement

Effective March 1, 2011, the Company entered into an employment agreement with the CEO of the Company.  Under the terms of this agreement, the Company will pay an annual salary of $180,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2013, this annual salary was increased to $240,000 and approved by the Board of Directors. The CEO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The initial term of this employment agreement is five years and automatically renews for successive one year periods unless either party provides not less than 60 days prior written notice of their intent not to renew the agreement.  If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance pay in a lump sum payment equal to one year of his base salary, health insurance reimbursement and automobile expenses allowance as in effect on the date of termination. Under the Employment Agreement, Mr. Claney will be considered terminated without cause if his substantive responsibilities are changed without his prior approval, or if all or substantially all of the assets of the Company are sold, or a controlling interest in the Company is sold, unless in connection with such a sale Mr. Claney’s Employment Agreement is assumed by the buyer or he is offered an employment contract for substantially the same responsibilities, for a term of at least one year, and at substantially the same compensation, terms and benefits as provided in the Employment Agreement.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 3 - Commitments and contingencies (continued)

On April 17, 2012, the Company entered into an employment agreement with Richard Ransom, our President.  Under the terms of this agreement, the Company will pay an annual salary of $125,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2013, this annual salary was increased to $160,000 and approved by the Board of Directors.  The President is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement, automobile allowance and other reimbursable expenses.  The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy.  On February 20, 2007, the Company purchased its own liability insurance, which expires on April 20, 2014.  The Company intends to renew this policy.  At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance at December 31, 2013 and 2012 is $87,800 and $128,600, respectively of which $40,800 is current and $47,000 is long-term as of December 31, 2013.

Note 5 - Related party transactions

The Company had received short-term advances from a shareholder totaling $50,000 during the year ended December 31, 2012.  The $50,000 loan accrued interest of 6% annually and was repaid in October 2012.

The Company also received short-term advances from another shareholder with repayments of $30,900 during the year ended December 31, 2012.  These advances were non-interest bearing and without specific terms of repayment.

The Company has a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified with new terms to include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears at the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being accrued.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  Interest payments of approximately $23,000 and $21,000 were paid during 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the balance outstanding was approximately $394,000 and $591,000, respectively.

On April 1, 2012, when the note was modified, a conversion option was added that stated that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 5 - Related party transactions (continued)

The principal balance of this note shall be due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  Principal payments of $197,000 and $0 were made during the years ended December 31, 2013 and 2012, respectively.  On February 5, 2014, the Better Blocks Trust sold $50,000 of its note to the Company to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  Additionally, on March 18, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.  Furthermore, an additional $75,000 in principal payments were made on this note through March 27, 2014.

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender in the amount of approximately $98,000 (C$100,000).  This loan accrued interest at prime (3.25% at December 31, 2012) plus 1%.  Interest was paid monthly.  Principal payments were to be paid in fifteen monthly installments of approximately $6,500 (C$6,667), beginning in March 2012 and ending May 2013.  The loan permitted payment in advance without penalty at any time.

On January 24, 2012, the Company entered into a note modification with the Canadian lender increasing the outstanding balance to approximately $137,000 (C$140,000) as additional borrowings were made by the Company.  The principal payments on the additional borrowings of approximately $39,500 (C$40,000) were due in two installments of $20,000 (approximates C$) payable on April 15, 2012 and July 15, 2012.  In addition, the interest rate on the note was modified to lender’s cost (prime), plus two-percent and the note became convertible into shares of the Company’s common stock at a fixed conversion rate of $0.196 (C$.20) per share.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The amount of the beneficial conversion upon modification was deemed insignificant to the consolidated financial statements.  The amount outstanding under the note at December 31, 2013 and 2012 was approximately $0 and $30,200 (C$30,000), respectively.  The balance was paid in full by March 2013.  Interest paid on the loan for the years ended December 31, 2013 and 2012, was approximately $200 and $3,600, respectively.

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

DECEMBER 31, 2013 and 2012

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period.  Upon termination, approximately $23,000 was expensed during the year ended December 31, 2012.  As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants.  Therefore, any unrecognized expense related to common stock issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term.  For the years ended December 31, 2013 and 2012, the Company recorded approximately $10,800 and $38,800, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $6,000, which will be recognized over the next 7 months.

The Company used the Black Scholes model to value the 1,500,000 warrants granted using under the consulting agreement.  The weighted average grant date fair value of these warrants was $0.06.

For the years ended December 31, 2013 and 2012, the Company recorded approximately $0 and $160,000, respectively, of stock based compensation expense to fully expense the 500,000 warrants issued to the consultants under the consulting agreement.  As of December 31, 2013, there was no unrecognized compensation costs related to these warrant grants.

For the years ended December 31, 2013 and 2012, the Company recorded approximately $0 and $47,000, respectively, of stock based compensation expense to fully expense the 1,000,000 warrants issued to the consultants under the consulting agreement.  As of December 31, 2013, there was no unrecognized compensation costs related to these warrant grants.

For the years ended December 31, 2013 and 2012, the Company recorded approximately $18,300 and $62,700, respectively, of stock based compensation expense for the 250,000 new warrants issued to the consultants under the settlement agreement.  The expense related to the consultant no longer performing services was recognized immediately.  As of December 31, 2013, there was approximately $29,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 19.5 months.  On October 24, 2012, 125,000 warrants issued to one of the consultants were exercised for total consideration of $12,500.

On August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with one of the previous consultants.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  For the years ended December 31, 2013 and 2012, the Company recorded approximately $18,300 and $7,700, respectively, of stock based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of December 31, 2013, there was approximately $29,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 19.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets and will be expensed over the consultant term.  For the years ended December 31, 2013 and 2012, approximately $37,000 and $15,000, respectively, was expensed and included in stock based compensation expense in our accompanying consolidated financial statements.  Approximately $58,000 is capitalized and approximately $37,000 and $21,000 is reflected as current and non-current assets, respectively, in our accompanying consolidated balance sheet.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 7 - Capital transactions (continued)

The warrants have a weighted average fair value of $0.44.  The fair value of the new warrants has been estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions:

Risk-free interest rate	0.31 – 0.42%
Expected dividend yield	-
Expected life	3.00 years
Expected volatility	401%
Exercise price	$0.10 – $0.30

At December 31, 2013, the following warrants were outstanding and exercisable:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in February 2012 private placement	863,333	$0.25	February – March 2015

Consultant	125,000	$0.10	August 2015

Consultant	125,000	$0.30	August 2015

Balance at December 31, 2013	1,113,333	$0.10 - $0.30

On September 1, 2013, the Company entered into a one year investor relations consulting agreement, in which 150,000 shares of restricted stock were agreed to be issued to a consultant.  Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The fair market value was $0.45 and 37,500 shares vested as of the date of executed agreement.  An additional 37,500 shares vested on December 31, 2013, with the remaining 75,000 shares vesting on February 28, 2014.  The award contains service conditions based on the consultant’s continued service for the Company.  For the year ended December 31, 2013, the Company recorded approximately $37,300 of share based compensation.  As of December 31, 2013, there was approximately $75,200 of total unrecognized compensation costs related to this restricted stock grant which will be recognized over the remaining eight months. As of December 31, 2013, $32,500 of expense related to shares that have vested was included in prepaid expenses.

Note 8 - Basic and diluted earnings (loss) per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign, certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At December 31, 2013, there were 1,113,333 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $0.30 per share expiring through August 2015. At December 31, 2013 there were 5,356,669 stock options outstanding with 1,570,835 options vested and exercisable at a weighted average exercise price of $0.22.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 8 - Basic and diluted earnings (loss) per share (continued)

The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31
	2013	2012
Options to purchase common stock	1,940,000	4,880,000
Warrants to purchase common stock	125,000	1,503,417
Convertible note payable from shareholder	-	1,332,291

As the Company was in a loss position for the year ended December 31, 2012, all shares were anti-dilutive.

The number of shares of common stock used to calculate basic and diluted earnings per share for years ended December 31, 2013 and 2012 was determined as follows:

	2013	2012
Basic weighted average shares outstanding	21,547,775	20,110,242
Dilutive effect of outstanding stock options	1,603,888	-
Dilutive effect of outstanding warrants	383,195	-
Dilutive effect of restricted stock awards	10,413	-
Dilutive effect of convertible note payable	1,181,447	-

Weighted average dilutive shares outstanding	24,726,718	20,110,242

The computations for basic and fully diluted earnings (loss) per share are as follows:

For the year ended December 31, 2013:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$1,645,878	21,547,775	$0.08

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $22,769	$1,668,647	24,726,718	0.07

For the year ended December 31, 2012:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic earnings per share
Loss to common shareholders	$(550,448)	20,110,242	$(0.03)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 9 - Income taxes

The income tax expense for the years ended December 31, 2013 and 2012 consist of the following:

Current	2013	2012
Federal	$31,000	$40,000
State	24,000	8,600
Total	$55,000	$48,600

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows as of December 31, 2013 and 2012:

	2013	2012
Net operating loss	$121,000	$901,000
Accrued returns and allowances	263,000	334,000
Accumulated depreciation	(5,000)	(5,000)
Stock options	262,000	390,000
Deferred income	242,000	158,000
Other	242,000	207,000
Total deferred tax assets	$1,125,000	$1,985,000
Valuation allowance	(1,125,000)	(1,985,000)
Net deferred tax assets	$-	$-

As of December 31, 2012, the Company had approximately $2,800,000 of gross federal net operating losses and approximately $800,000 of gross state net operating losses available, of which approximately $2,400,000 and $400,000, respectively, are expected to be utilized in 2013.  As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules.  The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income.  During 2012, the Company filed income tax returns from inception, 1998 through 2011; therefore, the statute for all years remains open and all years from 1998 through 2012 could potentially be audited.  The Company is now current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations.  At December 31, 2013 and 2012, the Company had approximately $190,000 and $270,000, respectively accrued for various tax penalties. The following is a summary of the activity in the penalties payable for the year ended December 31, 2013.  The accrual has been reduced because a closing agreement was issued by the Wisconsin Department of Revenue resolving an outstanding tax issue, no tax or penalties were due upon resolution.

Balance, January 1, 2013	$ 270,000
Reductions in reserve	(80,000)
Balance, December 31, 2013	$ 190,000

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2013 and 2012, is as follows:

Federal rate	34.00%	34.00%
State tax rate	0.95%	5.95%
Effect of permanent differences	5.10%	5.03%
Change in valuation allowance	(39.7)%	(32.18)%
Other	2.9%	-
Effective tax rate	3.25%	12.80%

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 10 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials.  The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income by geographic area.  Operating expenses are primarily prorated based on the relationship between domestic and international sales.  International sales are classified as when a product is sold through a third party international distributor.  Domestic sales are DRTV sales sold directly to the consumer by the Company.  Included in domestic sales is approximately $150,000 in DRTV sales in Canada.

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the year ended December 31, 2013			For the year ended December 31, 2012
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$36,261,537	$4,702,590	$40,964,127	$19,152,585	$3,767,801	$22,920,386

COST OF SALES	9,525,450	1,983,404	11,508,854	5,642,849	1,837,939	7,480,788

Gross profit	26,736,087	2,719,186	29,455,273	13,509,736	1,929,862	15,439,598

Operating expenses:
General and administrative	7,631,281	236,216	7,867,497	4,160,082	186,970	4,347,052
Selling and marketing	19,807,598	56,838	19,864,436	11,521,033	47,238	11,568,271
Total operating expenses	27,438,879	293,054	27,731,933	15,681,115	234,208	15,915,323

Operating income (loss)	$(702,792)	$2,426,132	$1,723,340	$(2,171,379)	$1,695,654	$(475,725)

Selected balance sheet information by segment is presented in the following table as of December 31:

	2013	2012
Domestic	$4,765,746	$4,414,775
International	6,240	25,453
Total Assets	$4,771,986	$4,440,228

Note 11 – Subsequent events

On January 3, 2014, a shareholder exercised 35,000 warrants previously issued in connection with a private offering, at an exercise price of $.25 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 9, 2014, a shareholder exercised 100,000 warrants previously issued in connection with a private offering, at an exercise price of $.25 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 15, 2014, one of our key employees exercised 8,333 options previously issued to him, at an exercise price of $.228 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 11 – Subsequent events (continued)

On January 24, 2014, a shareholder exercised 333,333 warrants previously issued in connection with a private offering, at an exercise price of $.25 per share, and 133,333 options previously issued to him at an exercise price of $.15 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 29, 2014, one of our key employees exercised 166,667 options previously issued to him, at an exercise price of $.0828 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 18, 2014, an option holder exercised 125,000 options previously issued, at an exercise price of $.10 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 21 2014, two of our key employees exercised 100,000 options at an exercise price of $.0828 per share, and 10,000 options at an exercise price of $.23 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 4, 2014, the Company entered into a licensing agreement with Ermis Labs, LLC, in which ICTV has obtained the exclusive worldwide rights to manufacture and distribute their line of Coral Actives acne treatment and skin cleansing products.  As part of the agreement, the Company agreed to purchase approximately $150,000 in inventory and entered into a four month transition services agreement at $5,500 per month. This agreement extends ICTV’s presence in the health, wellness and beauty industry and gives it the ability to offer its customers and audience a differentiated solution in the acne treatment and skin cleansing area.  The Coral Actives product line consists of a cleanser & serum 2-step acne treatment, retinol exfoliating cleanser, penetrating acne serum gel, moisturizer and cleansing bar. ICTV plans include further development and build-out of a continuity program, production of a new direct response television marketing infomercial and expansion of distribution channels, including retail.

On March 18, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.