Form 10-Q
period 2014-03-31
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2014-05-13
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

   X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer        .

Accelerated filer        .

Non - accelerated filer        .   (Do not check if smaller reporting company)

Smaller reporting company    X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).       Yes        .    No    X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2014, the Issuer had 23,163,316 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes        .    No    X .

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

2

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

24

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 4.

CONTROLS AND PROCEDURES

28

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

29

ITEM 1A.

RISK FACTORS

29

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

29

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

29

ITEM 4.

MINE SAFETY DISCLOSURES

29

ITEM 5.

OTHER INFORMATION

29

ITEM 6.

EXHIBITS

30

SIGNATURES

31

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and

December 31, 2013

2

Condensed Consolidated Statements of Operations for the three months ended

March 31, 2014 and 2013 (unaudited)

3

Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2014 (unaudited)

4

Condensed Consolidated Statements of Cash Flows for the three months ended

March 31, 2014 and 2013 (unaudited)

5

Notes to the Condensed Consolidated Financial Statements

6-23

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,721,716	$1,370,178
Cash held in escrow	28,171	62,924
Accounts receivable, net of doubtful account reserves of $482,248 and $446,307, respectively
	1,074,168	791,292
Inventories, net	1,915,805	1,778,073
Prepaid expenses and other current assets	708,816	733,427
Total current assets	5,448,676	4,735,894

Furniture and equipment	60,007	81,507
Less accumulated depreciation	(37,033)	(66,712)
Furniture and equipment, net	22,974	14,795

Other assets	12,132	21,297

Total assets	$5,483,782	$4,771,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,377,820	$1,391,342
Severance payable – short-term	40,800	40,800
Deferred revenue – short-term	297,613	242,827
Tax penalties payable	-	190,000
Total current liabilities	2,716,233	1,864,969

Severance payable – long-term	36,800	47,000
Deferred revenue – long-term	464,138	386,821
Convertible note payable to shareholder – long-term	193,723	393,723
Total long-term liabilities	694,661	827,544

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
23,163,316 and 21,826,650 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	12,952	11,616
Additional paid-in-capital	8,183,497	7,676,177
Accumulated deficit	(6,123,561)	(5,608,320)

Total shareholders’ equity	2,072,888	2,079,473

Total liabilities and shareholders’ equity	$5,483,782	$4,771,986

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013

NET SALES	$9,822,500	$12,400,233

COST OF SALES	2,579,632	3,506,857

GROSS PROFIT	7,242,868	8,893,376

OPERATING EXPENSES:
General and administrative	1,948,306	1,893,339
Selling and marketing	5,799,848	5,468,993
Total operating expenses	7,748,154	7,362,332

OPERATING INCOME (LOSS)	(505,286)	1,531,044

INTEREST EXPENSE, NET	(3,370)	(6,705)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(508,656)	1,524,339

PROVISION FOR INCOME TAXES	(6,585)	(355,780)

NET INCOME (LOSS)	$(515,241)	$1,168,559

BASIC NET INCOME (LOSS) PER SHARE	$(0.02)	$0.06

DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	22,555,242	21,011,274

DILUTED	22,555,242	22,713,762

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2014	21,826,650	$11,616	$7,676,177	$(5,608,320)	$2,079,473

Share based compensation	-	-	157,130	-	157,130

Expense for previously issued common stock for consulting services	-	-	2,708	-
					2,708

Exercise of warrants	593,333	593	128,990	-	129,583

Exercise of options	418,333	418	45,862	-	46,280

Vesting of restricted stock for consulting services	75,000	75	47,880	-	47,955

Conversion of shareholder note payable	250,000	250	124,750	-	125,000

Net loss	-	-	-	(515,241)	(515,241)

Balance at March 31, 2014	23,163,316	$12,952	$8,183,497	$(6,123,561)	$2,072,888

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(515,241)	$1,168,559
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	1,249	3,634
Bad debt expense	631,275	963,441
Share based compensation	199,777	(20,125)
Reduction in tax penalties payable	(85,933)
Change in assets and liabilities
Accounts receivable	(914,151)	(1,385,565)
Inventories	(137,732)	(154,540)
Prepaid expenses and other assets	41,792	36,529
Accounts payable and accrued liabilities	986,478	(1,106,218)
Severance payable	(10,200)	(10,200)
Tax provision payable	-	307,655
Tax penalties payable	(104,067)	-
Deferred revenue	132,103	93,174
Net cash provided by (used in) operating activities	225,350	(103,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,428)	(4,000)
Net cash used in investing activities	(9,428)	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of options	46,280	96,200
Proceeds from exercise of warrants	129,583	-
Payments on note payable	-	(30,169)
Payments on convertible note payable to shareholder	(75,000)	(55,000)
Net cash provided by financing activities	100,863	11,031

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	316,785	(96,625)

CASH AND CASH EQUIVALENTS, beginning of the period	1,433,102	908,366

CASH AND CASH EQUIVALENTS, end of the period	$1,749,887	$811,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$6,585	$-
Tax penalties and interest paid	$104,067	$-
Interest paid	$3,759	$6,839
Write off of fully depreciated assets	$30,928	$-
Conversion of shareholder note payable	$125,000	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

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

Effective February 17, 2011, the Company acquired 100% of the equity interest in Better Blocks International Limited (“BBI”).

ICTV utilizes a distinctive marketing strategy and multi-channel distribution model to develop, market and sell products through infomercials, live home shopping television, specialty outlets and online shopping.  It offers health and beauty products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, and DermaVitalTM, a professional quality skin care line that effects superior hydration.

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

March 31, 2014 and March 31, 2013

(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction  with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

As of March 31, 2014 and December 31, 2013, 76% and 90% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. Major customers are considered to be those who accounted for more than 10% of net sales.  There were no major customers for the three months ended March 31, 2014 and 2013.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

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

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered “Cash held in escrow.”  Effective August 1, 2013, the Company switched its credit card processing from Transfirst to Litle & Co., LLC (“Litle”).  Litle does not require a reserve to be held for its processing.  The Company still utilizes Transfirst for electronic check processing.  As a result of the change in credit card processors, Transfirst released approximately $87,000 of the reserve through December 31, 2013 and approximately $35,000 in the three months ended March 31, 2014, with a portion remaining for electronic check processing.   At March 31, 2014 and December 31, 2013 the amount of Transfirst reserves were approximately $28,000 and $63,000 respectively.

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

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $482,000 at March 31, 2014 and $446,000 at December 31, 2013.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product.  The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $250,000 at March 31, 2014, and $239,000 at December 31, 2013.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions.  Included in inventory at March 31, 2014 and December 31, 2013 is approximately $139,000 and $139,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $1,200 and $3,600 for the three months ended March 31, 2014 and 2013, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.  No impairment losses were identified or recorded for the three months ended March 31, 2014 and 2013.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers.  Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.  Deferred revenue – short-term for payment received prior to shipment on international sales approximated $145,000 and $119,000 as of March 31, 2014 and December 31, 2013, respectively.

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

March 31, 2014
Deferred extended warranty revenue:
Balance at January 1, 2014	$510,630
Revenue deferred for new warranties	144,460
Revenue recognized	(38,270)
Balance at March 31, 2014	$616,820

Current portion	$152,682
Non-current portion	464,138
$616,820

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue; shipping, handling and processing revenue approximated $1,648,000 and $1,800,000 for the three months ended March 31, 2014 and 2013, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $811,000 and $1,043,000 for the three months ended March 31, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products, clinical trials and the testing and development of direct-response advertising related to these products.  Product testing and development costs approximated $144,000 and $26,000 for the three months ended March 31, 2014 and 2013, respectively.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  The Company incurred $4,008,000 and $3,435,000 in such costs for the three months ended March 31, 2014 and 2013, respectively.

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

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of March 31, 2014, 666,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant.  As of March 31, 2014, 2,623,335 options are outstanding under the 2011 Plan.

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

The Company uses ASC Topic 718, “Share-Based Payments” to account for share-based compensation. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards. Stock options granted to non-employees are remeasured at each reporting period.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the three months ended March 31, 2014 and 2013:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$ 0.24
Granted during the period	100,000	-	100,000	0.96
Exercised during the period	(285,000)	-	(285,000)	0.09

Balance, March 31, 2014	2,940,002	350,000	3,290,002	$ 0.27

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$ 0.18
Granted during the period	125,000		125,000	0.55
Exercised during the period	(899,998)	-	(899,998)	0.10

Balance, March 31, 2013	1,955,002	350,000	2,305,002	$ 0.24

Of the stock options outstanding as of March 31, 2014 under the Stock Option Plans, 1,243,335 options are currently vested and exercisable. The weighted average exercise price of these options was $0.17. These options expire through January 2023. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2014 and 2013 was approximately $856,000 and $90,000, respectively.  The aggregate intrinsic value for options exercised during the three months ended March 31, 2014 was approximately $219,000.

For the three months ended March 31, 2014 and 2013, the Company recorded approximately $80,000 and ($11,000) respectively in share compensation expense related to vesting of options previously granted under the Stock Option Plans.  The Company recorded income for the three months ended March 31, 2013 related to revaluing the nonemployee stock options that require remeasurement over the service period until performance is complete since there was a decrease in stock price at March 31, 2013.  At March 31, 2014, there was approximately $570,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2014 to value the stock options under the Stock Option Plans granted during the period:

2014		2013
Risk-free interest rate	2.30%	Risk-free interest rate	1.25%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	340%	Expected volatility	318%
Weighted average grant date fair value	$0.99	Weighted average grant date fair value	$0.60

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the three months ended March 31, 2014 and 2013:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$ 0.23
Granted during the period	-	100,000	100,000	0.70
Exercised during the period	-	(133,333)	(133,333)	0.15

Balance, March 31, 2014	291,667	1,556,667	1,848,334	$ 0.26

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$ 0.20
Granted during the period	50,000	40,000	90,000	0.36
Exercised during the period	(33,333)	-	(33,333)	0.15

Balance, March 31, 2013	166,667	1,690,000	1,856,667	$ 0.21

Of the stock options outstanding as of March 31, 2014 outside of the plan, 873,334 options are currently vested and exercisable. The weighted average exercise price of these options was $0.19. These options expire through March 2023. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2014 and 2013 was approximately $581,000 and $90,000, respectively.  The aggregate intrinsic value for options exercised during the three months ended March 31, 2014 was approximately $95,000.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three months ended March 31, 2014 and 2013, the Company recorded approximately $77,000 and ($24,000)  of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans.  The Company recorded income for the three months ended March 31, 2013 related to revaluing the nonemployee stock options that require remeasurement over the service period until performance is complete since there was a decrease in stock price at March 31, 2013.  Approximately $474,000 of total unrecognized compensation cost related to non-vested option grants outside the plan will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2014 to value the stock options issued outside the plan:

2014		2013
Risk-free interest rate	2.73%	Risk-free interest rate	1.92 – 2.07%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	10.00 years	Expected life	10.00 years
Expected volatility	266%	Expected volatility	262 – 263%
Weighted average grant date fair value	$0.86	Weighted average grant date fair value	$0.38

The following is a summary of all stock options outstanding and nonvested for the three months ended March 31, 2014:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014 – nonvested	2,923,334	862,500	3,785,834	$ 0.25
Granted	100,000	100,000	200,000	0.83
Vested	(785,000)	(179,167)	(964,167)	0.20

Balance March 31, 2014 - nonvested	2,238,334	783,333	3,021,667	$ 0.33

For the three months ended March 31, 2014 and 2013, the Company recognized approximately $82,000 and $71,000, respectively, in share based compensation expense related to employee stock options and approximately $75,000 and ($106,000), respectively, related to share based compensation expense related to non-employee stock based awards.

INTERNATIONAL COMMERCIAL TELEVISION INC. A    ND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 3- Commitments and contingencies

Leases

As of March 31, 2014, the Company had an active lease related to the office space in Wayne, Pennsylvania.  On February 6, 2013, the Company entered into an amended lease with the landlord of the Wayne office complex of its executive office.  As of April 2013 the executive office moved into a larger space within the same complex.  The amended lease is for three years, through April 1, 2016.

Rent expense incurred during the three months ended March 31, 2014 and 2013 totaled approximately $13,600 and $9,600, respectively.  The schedule below details the future financial obligations under the remaining lease.

	Remaining nine months 2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$ 39,500	$ 53,100	$ 13,300	$ 105,900

Total Lease Obligations	$ 39,500	$ 53,100	$ 13,300	$ 105,900

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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM.  This agreement was amended and superseded on July 28, 2010.  The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period.  If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only.  If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.  The Company met the minimum requirements in the year ended December 31, 2013 and is on target to meet this requirement in 2014.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 3- Commitments and contingencies (continued)

The amount of royalty expense incurred for sales of the DermaWandTM were approximately $210,000 and $291,000 for the three months ended March 31, 2014 and 2013, respectively.

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

On April 17, 2012, the Company entered into an employment agreement with the President of the Company.  Under the terms of this agreement, the Company will pay an annual salary of $125,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2014, this annual salary was increased to $185,000 and approved by the Board of Directors.  The President is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy had a scheduled expiration of April 20, 2014.  The policy was renewed in April 2014 with a new scheduled expiration date of April 20, 2015.  At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.  Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement.   The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance was approximately $77,600 at March 31, 2014 and $87,800 at December 31, 2013, of which $40,800 is current and $36,800 is long-term as of March 31, 2014.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 5 - Related party transactions

The Company has a note payable to a shareholder in the original amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified.  The new terms include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  Interest payments of approximately $3,800 and $6,600 were paid during the three months ended March 31, 2014 and 2013, respectively.

On April 1, 2012, when this note was modified, a conversion option was added such that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.

The principal balance of this note is due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017.  This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  Principal payments of $75,000 and $55,000 were made by the Company during the three months ended March 31, 2014 and 2013, respectively.

On February 5, 2014, the shareholder sold $50,000 of the note to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  Additionally, on March 18, 2014, the shareholder sold $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.

At March 31, 2014 and December 31, 2013, the balance outstanding was $194,000 and $394,000, respectively.  An additional $20,000 in principal payments were made subsequent to March 31, 2014.

Note 6 – Notes payable

In December 2011, the Company entered into an unsecured note payable with a Canadian lender with principal payments beginning in March 2012 and ending May 2013.  This loan accrued interest at the prime rate plus 1%.   Interest was paid monthly.  The note was repaid in March 2013.  The loan permitted payments in advance without penalty at any time.  Interest on the loan was approximately $300 for the three months ended March 31, 2013.

The lender of this note was also one of the two persons that receive royalty payments on the DermaWandTM sales as noted in Note 3.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 7 - Capital transactions

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant.  The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period.  As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants.  Therefore, any unrecognized expense related to common stock and warrants issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term.  The Company recognized approximately $3,000 and $5,000 of share based compensation expense for the three months ended March 31, 2014 and 2013, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $4,000, which will be recognized over the next 4 months.

For the three months ended March 31, 2014 and 2013, the Company recorded approximately $4,600 and $4,600, respectively, of share based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement.  The expense related to the consultant no longer performing services was recognized immediately during the year ended December 31, 2012.  As of March 31, 2014, there was approximately $24,000 of total unrecognized expense over the next 16.5 months.  On February 14, 2014, 125,000 warrants issued to one of the consultants were exercised for total consideration of $12,500.

As previously stated, on August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with one of the previous consultants.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  For three months ended March 31, 2014 and 2013, the Company recorded approximately $4,600 and $4,600, respectively, of share based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of March 31, 2014, there was approximately $24,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 16.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets during 2012 and will be expensed over the consultant term.  For the three months ended March 31, 2014 and 2013, approximately $9,200 and $9,200, respectively, was expensed and included in share based compensation expense in our accompanying consolidated financial statements.  Approximately $48,000 is capitalized at March 31, 2014 and approximately $36,000 and $12,000 is reflected as current and non-current assets, respectively, in our accompanying condensed consolidated balance sheet.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 7 - Capital transactions (continued)

As of March 31, 2014, the following warrants were outstanding:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in February 2012 private placement	395,000	$0.25	February – March 2015
Consultant	125,000	$0.30	August 2015

Balance at March 31, 2014	520,000	$0.25 - $0.30

On September 1, 2013, the Company entered into a one year investor relations consulting agreement, in which 150,000 shares of restricted stock were agreed to be issued to a consultant.  Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The fair market value was $0.45 and 37,500 shares vested as of the date of executed agreement.  An additional 37,500 shares vested on December 31, 2013, with the remaining 75,000 shares vesting on February 28, 2014.  The award contains service conditions based on the consultant’s continued service for the Company.  For the period ended March 31, 2014, the Company recorded approximately $31,000 of share based compensation.  As of March 31, 2014, there was approximately $49,600 of total unrecognized compensation costs related to this restricted stock grant which will be recognized over the remaining five months.  At March 31, 2014 and December 31, 2013, the balance outstanding of expense related to shares that have vested was $49,600 and $32,500, respectively, and was included in prepaid expenses.

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At March 31, 2014 there were 520,000 warrants outstanding and exercisable. The warrants are exercisable between $0.10 and $0.30 per share expiring through August 2015.  At March 31, 2014 there were approximately 5,138,336 stock options outstanding and 2,116,669 were vested and exercisable at an average exercise price of $0.18.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The following securities were not involved in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	March 31,
	2014	2013
Options to purchase common stock	5,138,336	965,000
Warrants to purchase common stock	520,000	515,084
Convertible note payable from shareholder	787,446	1,071,446

The number of shares of common stock used to calculate basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 was determined as follows:

	March 31, 2014	March 31, 2013

Basic weighted average shares outstanding	22,555,242	21,011,274
Dilutive effect of outstanding stock options	-	1,592,360
Dilutive effect of outstanding warrants	-	110,128

Weighted average dilutive shares outstanding	22,555,242	22,713,762

The computations for basic and fully diluted earnings per share are as follows:

		Weighted
		Average
	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the 3-months ended March 31, 2014:

Basic and diluted loss per share

Loss to common shareholders	$ (515,241)	22,555,242	$ (0.02)

		Weighted Average
	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the 3-months ended March 31, 2013:

Basic earnings per share

Income to common shareholders	$ 1,168,559	21,011,274	$ 0.06

Diluted earnings per share

Income to common shareholders, excluding interest expense on convertible notes payable of $6,839	$ 1,175,398	22,713,762	$ 0.05

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 9 - Income taxes

The income tax expense for the three months ended March 31, 2014 and 2013 consist of the following:

Current	2014	2013
Federal	$-	$267,095
State	6,585	88,685
Total	$6,585	$355,780

The provision for income tax is approximately $7,000 and $356,000 for the three months ended March 31, 2014 and 2013, respectively, or 1.29% and 24.19%, respectively, of pre-tax income. The effective tax rates for 2014 and 2013 reflect provisions for current federal and state income taxes.   As of December 31, 2013, the Company had approximately $250,000 of gross federal net operating losses and approximately $400,000 of gross state net operating losses available.  As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules.  The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income.  During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited.  The Company is now current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three months ended March 31, 2014 and 2013.  At March 31, 2014 and December 31, 2013 the Company has approximately $0 and $190,000, respectively, accrued for various tax penalties.  The following is a summary of the activity in the penalties payable for the three months ended March 31, 2014.  The accrual has been reduced because a resolution was made with the Internal Revenue Service and all final tax penalties were made during the three months ended March 31, 2014.

Balance, January 1, 2014	$190,000
Penalty payments	(104,000)
Reductions in reserve	(86,000)
Balance, March 31, 2014	$-

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and March 31, 2013

 (Unaudited)

Note 10 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials and televised home shopping.  The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by geographic area.  Operating expenses are primarily prorated based on the relationship between domestic and international sales.   International sales are classified based when a product is sold through a third party international distributor.  Domestic sales are DRTV sales sold directly to the consumer by the Company.  Included in domestic sales is approximately $670,000 and $0 in DRTV sales in Canada for the three months ended March 31, 2014 and 2013, respectively.

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$8,866,923	$955,577	$9,822,500	$11,407,568	$992,665	$12,400,233

COST OF SALES	2,189,931	389,701	2,579,632	3,057,216	449,641	3,506,857
Gross profit	6,676,992	565,876	7,242,868	8,350,352	543,024	8,893,376

Operating expenses:
General and administrative	1,871,889	76,417	1,948,306	1,842,346	50,993	1,893,339
Selling and marketing	5,780,159	19,689	5,799,848	5,460,290	8,703	5,468,993
Total operating expense	7,652,048	96,106	7,748,154	7,302,636	59,696	7,362,332

Operating income (loss)	$(975,056)	$469,770	$(505,286)	$1,047,716	$483,328	$1,531,044

Selected balance sheet information by segment is presented in the following table as of:

	March 31,	December 31,
	2014	2013
Domestic	$5,480,709	$4,765,746
International	3,073	6,240
Total Assets	$5,483,782	$4,771,986

Note 11 – Subsequent events

Effective April 28, 2014, the Company Board of Directors appointed Donald Joseph McDonald as the third independent director.  Mr. McDonald received an annual stipend of $6,000, and will be granted an option to purchase 100,000 shares of our common stock at a purchase price of $0.70 per share.

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

Results of Operations

The following discussion compares operations for the quarter ended March 31, 2014 with the quarter ended March 31, 2013.

Revenues

Our revenues decreased to approximately $9,823,000 for the quarter ended March 31, 2014, from approximately $12,400,000 recorded during the comparative quarter in 2013, a 21% decrease.   During the quarter ended March 31, 2014, sales relating to DermaWandTM for direct response television (DRTV) were approximately $8,362,000 as compared to approximately $10,372,000 during the comparative quarter in 2013.  One of main reasons for the decrease in revenue was a decrease in sales generated by the Company’s Spanish language version of the DermaWandTM infomercial.  Of the total DRTV sales, the Company recorded sales from the Spanish language version of approximately $1,257,000 and $3,135,000 for the quarters ended March 31, 2014 and 2013, respectively. Another reason for the decrease in total sales is a decrease in the Company’s live televised home shopping sales.  The Company did not generate any sales from live televised home shopping for the quarter ended March 31, 2014, compared to approximately $589,000 for the quarter ended March 31, 2013. The Company expects to resume airings on live televised home shopping in the second quarter of 2014.

Despite the decrease in revenue, the Company continued to build an auto-ship continuity program with our DermaVitalTM skincare line.  Currently there are over 16,600 customers in the DermaVitalTM Preferred beauty clubs.   The Company is focused on expanding the DermaVitalTM line and building the continuity program.   Sales related to the DermaVitalTM line during the quarters ended March 31, 2014 and 2013 were approximately $1,230,000 and $1,036,000, respectively.

During the three months ended March 31, 2014, international sales revenue for the DermaWandTM stayed consistent at approximately $956,000, as compared to approximately $993,000 during the comparative quarter in 2013.

Gross Margin

Gross margin percentage was approximately 74% for the quarter ended March 31, 2014, up from approximately 72% during the comparative quarter in 2013.  For the quarter ended March 31, 2014 we generated approximately $7,243,000 in gross margin, compared to approximately $8,893,000 for the comparative quarter in 2013.  There are two main reasons for the increase in gross margin percentage.  The first reason for the increase is that for the quarter ended March 31, 2013, the Company generated $589,000 in sales from televised home shopping compared to approximately $0 and for the quarter ended March 31, 2014.  These sales generate approximately half the gross margin of sales from DRTV due to the discounted selling price.  For the quarters ended March 31, 2014 and 2013, gross profit percentage for DRTV Revenue was 87% and 88%, compared to 0% and 66% for televised home shopping, respectively.  The second reason for the increase in gross margin percentage has been the Company’s ability to obtain discounted product pricing lowering the overall cost of goods for the DermaWandTM kit sold through DRTV.

Operating Expenses

Total operating expenses increased to approximately $7,748,000 during the quarter ended March 31, 2014, from approximately $7,362,000 during the quarter ended March 31, 2013, an increase of approximately $386,000, or 5%.  This increase in operating expenses is due to a few key factors.  The largest factor is an increase in media expenditures.   Total media expenses increased to approximately $3,916,000 during the quarter ended March 31, 2014, from approximately $3,417,000 during the quarter ended March 31, 2013.   The primary reason for the increase in media was management’s decision to test new media outlets including new cables stations, radio, and a variety of online media outlets.   In addition, the Company launched a new line of skin care products called elastin-rp®, in which approximately $32,000 was spent in media during the quarter.

Other factors that caused an increase in operating expenses were due to an overall expansion of the Company’s business operations.  This includes such areas as an increase in payroll and employee benefit related expenses to approximately $309,000 during the quarter ended March 31, 2014, from approximately $202,000 during the quarter ended March 31, 2013; an increase in travel related expenses, which was centered around new product expansion, to approximately $138,000 during the quarter ended March 31, 2014, from approximately $53,000 during the quarter ended March 31, 2013; an increase in production costs tp approximately $92,000 during the quarter ended March 31, 2014, compared to approximately $18,000 during the quarter ended March 31, 2013, and lastly an increase in product development and clinical trial costs to approximately $144,000 during the quarter ended March 31, 2014, compared to approximately $26,000 during the quarter ended March 31, 2013.

Other DRTV related expenditures as a percentage of DRTV revenue stayed consistent on a year to date basis.  In addition, increased media expenses were offset by decreases in answering service expense to approximately $570,000 during the quarter ended March 31, 2014, from approximately $845,000 during the quarter ended March 31, 2013 and a decrease in customer service expenses to approximately $412,000 during the quarter ended March 31, 2014, from approximately $526,000 during the quarter ended March 31, 2013.  There was also an increase in share based compensation and a decrease in bad debt expense.  Total share based compensation expenses increased to approximately $200,000 during the quarter ended March 31, 2014, from approximately ($20,000) during the quarter ended March 31, 2013.  Total bad debt expenses decreased to approximately $631,000 during the quarter ended March 31, 2014, from approximately $963,000 during the quarter ended March 31, 2013, which is consistent with the decrease in sales.  Bad debt as a percentage of DRTV and continuity sales decreased to approximately 8% during the quarter ended March 31, 2014 from approximately 9% during the quarter ended March 31, 2013.  Approximately 50% of our customers elect to take the free trial followed by three monthly installments of $39.95.  The majority of our bad debt expense is associated with these customers due to the nature of installments.

Net Income and Loss

The Company generated a net loss of approximately $515,000 for the quarter ended March 31, 2014, compared with net income of approximately $1,169,000 for the quarter ended March 31, 2013.  In addition to the decrease in sales, the other key drivers of the loss this quarter relate to the Company’s investment in future product development and testing.  In January 2014, the Company launched a clinical trial for a new skincare resurfacing device system.  In addition, the Company began a double blind placebo test in Europe on the DermaWandTM with the goal of opening new markets around the world.  Total product development and testing expenditures were approximately $144,000 for the quarter ended March 31, 2014.

In addition, the Company’s elastin-rp® media campaign launched in January 2014 and all production related expenses were recognized in the quarter ended March 31, 2014.  Other production expenses included new short-form spot productions for the DermaWandTM campaign and high-definition enhancements to the long-form infomercial.  Total production expenses for the quarter ended March 31, 2014 were approximately $92,000.

The Company recognized approximately $200,000 in share based compensation which also contributed to the loss. Much of this share based compensation is attributable to an increase in the stock price during the quarter and the impact on non-employee stock options that require remeasurement over the service period until performance is complete.

Liquidity and Capital Resources

At March 31, 2014, we had approximately $1,750,000 in cash and cash equivalents (including cash held in escrow), compared to approximately $1,433,000 at December 31, 2013.  We generated positive cash flows from operations of approximately $225,000 in the first quarter of 2014 compared to a negative cash flow from operations of approximately $104,000 for the same period in 2013.  The positive cash flow from operations during the current period was a result of net loss of approximately $515,000, an increase in net accounts receivable of approximately $283,000, an increase in inventory of approximately $138,000, a decrease in prepaid expense and other current assets of approximately $42,000, an increase in accounts payable and accrued liabilities of approximately $986,000, a decrease in severance payable of approximately $10,000, an increase in deferred revenue of approximately $132,000, share based compensation expense of approximately $200,000, and depreciation expense  of approximately $1,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of approximately $591,000.  Interest accrues at the rate of four and three quarters percent (4.75%) per annum and is paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid.  The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012.  The principal balance of this note is due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017.  For the three months ended March 31, 2014 and 2013, $75,000 and $55,000, respectively, in principal prepayments were made on the note.  At March 31, 2014 and December 31, 2013, the balance outstanding was approximately $194,000 and $394,000, respectively.  In addition to the principal payments, on February 5, 2014, the BB Trust sold $50,000 of its note to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. On March 18, 2014, the BB Trust sold $75,000 of its to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.  At March 31, 2014 and December 31, 2013, the balance outstanding was $194,000 and $394,000, respectively.  An additional $20,000 in principal payments were made subsequent to March 31, 2014.

Additionally, during January and February 2014, 593,333 warrants and 418,334 options were exercised for proceeds of approximately $130,000 and $46,000, respectively.

Based on the Company’s current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the third quarter of 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2014. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as filed with the Commission with our Annual Report form 10-K filed on March 27, 2014.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, President, and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e).

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

We carried out an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Effective April 28, 2014, the Board of Directors established an Audit Committee, consisting of William Kinnear, Stephen Jarvis, and Donald McDonald.  Mr. Kinnear shall be Chairman of the Audit Committee.

There were no other changes in our internal control over financial reporting for the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not required for smaller reporting company

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On March 18, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $0.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 21, 2014, the Company issued 100,000 incentive stock options under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.96 per share.  The options vest one third each year over the next three years, provided the recipient is still employed by the Company.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  The recipient of the option is a key employee of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On April 21, 2014, the Company issued an option to purchase 100,000 shares, at a price of $0.70 per share, for consulting services rendered to the Company.  The options vested immediately and are exercisable at any time prior to ten years from the date of grant.  The issuance of the option was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On April 21, 2014, the Company issued an option to purchase 160,000 shares, at a price of $0.36 per share, for consulting services rendered to the Company.  The options vested immediately and are exercisable at any time prior to five years from the date of grant.  The issuance of the option was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date: May 13, 2014

By:       /s/ Kelvin Claney

Name:

Kelvin Claney

Title:

Chief Executive Officer

Date: May 13, 2014

By:       /s/ Richard Ransom

Name:

Richard Ransom

Title:

President

Date: May 13, 2014

By:        /s/ Ryan LeBon

Name:

Ryan LeBon

Title:

Chief Financial Officer