Form 10-Q
period 2014-06-30
INTERNATIONAL COMMERCIAL TELEVISION INC
filed 2014-08-12
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHING, D.C., 20549

FORM 10-Q

Mark One

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-49638

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2014, the Issuer had 23,163,316 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      . No  X .

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923,158	$1,370,178
Cash held in escrow	36,321	62,924
Accounts receivable, net of allowances for returns and doubtful accounts of $220,000 and $446,307, respectively
	682,127	791,292
Inventories, net	2,111,067	1,778,073
Prepaid expenses and other current assets	655,754	733,427
Total current assets	5,408,427	4,735,894

Furniture and equipment	61,573	81,507
Less accumulated depreciation	(38,548)	(66,712)
Furniture and equipment, net	23,025	14,795

Other assets	2,969	21,297

Total assets	$5,434,421	$4,771,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,442,431	$1,391,342
Severance payable – short-term	40,800	40,800
Deferred revenue – short-term	709,170	242,827
Tax penalties payable	-	190,000
Total current liabilities	2,192,401	1,864,969

Severance payable – long-term	26,600	47,000
Deferred revenue – long-term	477,895	386,821
Convertible note payable to shareholder – long-term	153,723	393,723
Total long-term liabilities	658,218	827,544

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,163,316 and 21,826,650 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	12,952	11,616
Additional paid-in-capital	8,535,495	7,676,177
Accumulated deficit	(5,964,645)	(5,608,320)

Total shareholders’ equity	2,583,802	2,079,473

Total liabilities and shareholders’ equity	$5,434,421	$4,771,986

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

NET SALES	$7,817,060	$10,455,115	$17,639,560	$22,855,348

COST OF SALES	2,454,307	2,943,979	5,033,939	6,450,836

GROSS PROFIT	5,362,753	7,511,136	12,605,621	16,404,512

OPERATING EXPENSES:
General and administrative	1,874,491	2,020,865	3,822,797	3,955,458
Selling and marketing	3,327,820	5,123,128	9,127,668	10,550,867
Total operating expenses	5,202,311	7,143,993	12,950,465	14,506,325

OPERATING INCOME (LOSS)	160,442	367,143	(344,844)	1,898,187

INTEREST EXPENSE, NET	(1,526)	(5,970)	(4,896)	(12,675)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAX	158,916	361,173	(349,740)	1,885,512

PROVISION (BENEFIT) FOR INCOME TAXES	-	(287,736)	(6,585)	68,044

NET INCOME (LOSS)	$158,916	$648,909	$(356,325)	$1,817,468

NET INCOME (LOSS) PER SHARE
BASIC	$0.01	$0.03	$(0.02)	$0.09
DILUTED	$0.01	$0.03	$(0.02)	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	23,163,316	21,706,087	22,860,959	21,360,600
DILUTED	25,995,925	24,533,069	22,860,959	24,018,364

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2014	21,826,650	$11,616	$7,676,177	$(5,608,320)	$2,079,473

Share based compensation	-	-	506,419	-	506,419

Expense for previously issued common stock for consulting services	-	-	5,417	-	5,417

Exercise of warrants	593,333	593	128,990	-	129,583

Exercise of options	418,333	418	45,862	-	46,280

Vesting of restricted stock for consulting services	75,000	75	47,880	-	47,955

Conversion of shareholder note payable	250,000	250	124,750	-	125,000

Net loss	-	-	-	(356,325)	(356,325)

Balance at June 30, 2014	23,163,316	$12,952	$8,535,495	$(5,964,645)	$2,583,802

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(356,325)	$1,817,468
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	2,764	7,599
Bad debt expense	1,015,856	1,754,814
Share based compensation	590,295	306,082
Reduction in tax penalties payable	(85,933)	(80,000)
Change in assets and liabilities
Accounts receivable	(906,691)	(1,992,796)
Inventories	(332,994)	(719,022)
Prepaid expenses and other assets	65,498	(164,410)
Accounts payable and accrued liabilities	51,089	(1,216,313)
Severance payable	(20,400)	(20,400)
Tax provision payable	-	(128,299)
Tax penalties payable	(104,067)	-
Deferred revenue	557,417	74,211
Net cash provided by (used in) operating activities	476,509	(361,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,995)	(10,250)
Net cash used in investing activities	(10,995)	(10,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	46,280	96,200
Proceeds from exercise of warrants	129,583	-
Payments on note payable	-	(30,169)
Payments on convertible note payable to shareholder	(115,000)	(85,000)
Net cash provided by (used in) financing activities	60,863	(18,969)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	526,377	(390,285)

CASH AND CASH EQUIVALENTS, beginning of the period	1,433,102	908,366

CASH AND CASH EQUIVALENTS, end of the period	$1,959,479	$518,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$6,585	$145,530
Tax penalties and interest paid	$104,067	$-
Interest paid	$5,819	$12,924
Write off of fully depreciated assets	$30,928	$-
Conversion of shareholder note payable	$125,000	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI. All significant inter-company transactions and balances have been eliminated.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact to the consolidated financial statements related to this guidance.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts.

As of June 30, 2014 and December 31, 2013, 74% and 90% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 15% and 1% of the Company’s accounts receivable was cash due from the Company’s credit card processors. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and six months ended June 30, 2014, 17% and 11%, respectively, of net sales were made to one international major customer. There were no major customers for the three and six months ended June 30, 2013.

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

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered “Cash held in escrow.” Effective August 1, 2013, the Company switched its credit card processing from Transfirst to Litle & Co., LLC (“Litle”). Litle does not require a reserve to be held for its processing. The Company still utilizes Transfirst for electronic check processing. As a result of the change in credit card processors, Transfirst released approximately $87,000 of the reserve through December 31, 2013 and approximately $35,000 in the six months ended June 30, 2014, with a portion remaining for electronic check processing. At June 30, 2014 and December 31, 2013 the amount of Transfirst reserves were approximately $36,000 and $63,000, respectively.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Condensed Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $220,000 at June 30, 2014 and $446,000 at December 31, 2013. The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $107,000 at June 30, 2014, and $239,000 at December 31, 2013.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at June 30, 2014 and December 31, 2013 is approximately $55,000 and $139,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

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

Depreciation expense amounted to approximately $1,500 and $4,000 and $2,800 and $7,600 for the three and six months ended June 30, 2014 and 2013, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the six months ended June 30, 2014 and 2013.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Deferred revenue – short-term for payment received prior to shipment on international sales approximated $543,000 and $119,000 as of June 30, 2014 and December 31, 2013, respectively.

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

June 30, 2014 and 2013

 (Unaudited)

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

June 30, 2014
Deferred extended warranty revenue:
Balance at January 1, 2014	$510,630
Revenue deferred for new warranties	213,807
Revenue recognized	(80,006)
Balance at June 30, 2014	$644,431

Current portion	$166,536
Non-current portion	477,895
$644,431

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue; shipping, handling and processing revenue approximated $886,000 and $1,020,000 and $2,534,000 and $2,207,000 for the three and six months ended June 30, 2014 and 2013, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $554,000 and $896,000 and $1,365,000 and $1,939,000 for the three and six months ended June 30, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, clinical trials and the testing and development of direct-response advertising related to these products. Product testing and development costs approximated $81,000 and $34,000 and $225,000 and $53,000 for the three and six months ended June 30, 2014 and 2013, respectively.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. The Company incurred $2,070,000 and $3,313,000 and $6,078,000 and $6,747,000 in such costs for the three and six months ended June 30, 2014 and 2013, respectively.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of June 30, 2014, 666,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of June 30, 2014, 3,073,335 options are outstanding under the 2011 Plan.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

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

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the six months ended June 30, 2014 and 2013:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$0.24
Granted during the period	550,000	-	550,000	0.62
Exercised during the period	(285,000)	-	(285,000)	0.09

Balance, June 30, 2014	3,390,002	350,000	3,740,002	$0.30

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$0.18
Granted during the period	845,000		845,000	0.23
Exercised during the period	(899,998)	-	(899,998)	0.10

Balance, June 30, 2013	2,675,002	350,000	3,025,002	$0.22

Of the stock options outstanding as of June 30, 2014 under the Stock Option Plans, 1,416,667 options are currently vested and exercisable. The weighted average exercise price of these options was $0.18. These options expire through April 2023. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2014 and 2013 was approximately $568,000 and $217,000, respectively. The aggregate intrinsic value for options exercised during the six months ended June 30, 2014 was approximately $139,000.

For the three and six months ended June 30, 2014 and 2013, the Company recorded approximately $79,000 and $153,000 and $159,000 and $143,000 respectively in share compensation expense related to vesting of options previously granted under the Stock Option Plans. At June 30, 2014, there was approximately $782,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2014 and 2013 to value the stock options under the Stock Option Plans granted during the period:

2014		2013
Risk-free interest rate	2.14 – 2.30%	Risk-free interest rate	1.14 – 1.25%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	324 – 340%	Expected volatility	318 – 320%
Weighted average grant date fair value	$0.71	Weighted average grant date fair value	$0.26

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the six months ended June 30, 2014 and 2013:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$0.23
Granted during the period	100,000	510,000	610,000	0.63
Exercised during the period	-	(133,333)	(133,333)	0.15

Balance, June 30, 2014	391,667	1,966,667	2,358,334	$0.34

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$0.20
Granted during the period	150,000	90,000	240,000	0.28
Exercised during the period	(33,333)	-	(33,333)	0.15

Balance, June 30, 2013	266,667	1,740,000	2,006,667	$0.21

Of the stock options outstanding as of June 30, 2014 outside of the plan, 1,483,334 options are currently vested and exercisable. The weighted average exercise price of these options was $0.28. These options expire through May 2024. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2014 and 2013 was approximately $456,000 and $368,000, respectively. The aggregate intrinsic value for options exercised during the six months ended June 30, 2014 was approximately $57,000.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three and six months ended June 30, 2014 and 2013, the Company recorded approximately $270,000 and $159,000 and $347,000 and $134,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At June 30, 2014, there was approximately $362,000 of total unrecognized compensation cost related to non-vested option grants outside the plan will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2014 to value the stock options issued outside the plan:

2014		2013
Risk-free interest rate	0.85 – 2.73%	Risk-free interest rate	1.14 – 2.52%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	2.50 – 10.00 years	Expected life	5.00 – 10.00 years
Expected volatility	193 – 341%	Expected volatility	262 – 320%
Weighted average grant date fair value	$0.69	Weighted average grant date fair value	$0.27

The following is a summary of all stock options outstanding and nonvested for the six months ended June 30, 2014:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014 – nonvested	2,923,334	862,500	3,785,834	$0.25
Granted	650,000	510,000	1,160,000	0.62
Vested	(991,666)	(755,833)	(1,747,499)	0.34

Balance June 30, 2014 - nonvested	2,581,668	616,667	3,198,335	$0.40

For the six months ended June 30, 2014 and 2013, the Company recognized approximately $180,000 and $144,000, respectively, in share based compensation expense related to employee stock options and approximately $326,000 and $133,000, respectively, related to share based compensation expense related to non-employee stock based awards.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 3- Commitments and contingencies

Leases

As of June 30, 2014, the Company had an active lease related to the office space in Wayne, Pennsylvania. On February 6, 2013, the Company entered into an amended lease with the landlord of the Wayne office complex of its executive office. As of April 2013 the executive office moved into a larger space within the same complex. The amended lease is for three years, through April 1, 2016.

Rent expense incurred during the three and six months ended June 30, 2014 and 2013 totaled approximately $15,000 and $12,000 and $28,000 and $22,000, respectively. The schedule below details the future financial obligations under the remaining lease.

	Remaining six months 2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$26,300	$53,100	$13,300	$92,700

Total Lease Obligations	$26,300	$53,100	$13,300	$92,700

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

June 30, 2014 and 2013

 (Unaudited)

Note 3- Commitments and contingencies (continued)

The amount of royalty expense incurred for sales of the DermaWandTM were approximately $327,000 and $261,000 and $537,000 and $552,000 for the three and six months ended June 30, 2014 and 2013, respectively.

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

On June 26, 2014, the Company entered into an employment agreement with the Chief Financial Officer of the Company. Under the terms of this agreement, the Company will pay an annual salary of $125,000, subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors. The Chief Financial Officer is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses. The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

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

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010. In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012. In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016. The severance payable balance was approximately $67,400 at June 30, 2014 and $87,800 at December 31, 2013, of which $40,800 is current and $26,600 is long-term as of June 30, 2014.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 5 - Related party transactions

The Company has a note payable to a shareholder in the original amount of $590,723. Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment. On April 1, 2012, the note payable was modified. The new terms include interest at the rate of four and three quarters percent (4.75%) per annum. Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid. The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012. Interest payments of approximately $2,000 and $6,100 and $5,800 and $12,600 were paid during the three and six months ended June 30, 2014 and 2013, respectively.

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

The principal balance of this note is due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017. This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due. Principal payments of $40,000 and $30,000 and $115,000 and $85,000 were made by the Company during the three and six months ended June 30, 2014 and 2013, respectively.

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

At June 30, 2014 and December 31, 2013, the balance outstanding was approximately $154,000 and $394,000, respectively.

Note 6 – Notes payable

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility is calculated as Adjusted One Month LIBOR Rate plus 2.50%. The facility is collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. The Company is in compliance with the covenants and has no current plans to utilize the Credit Facility, but will have access to the Credit Facility for working capital and other general corporate purposes as needed. There is no current amount outstanding as of the date of this filing.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant. The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period. As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants. Therefore, any unrecognized expense related to common stock and warrants issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term. The Company recognized approximately $3,000 and $5,000 and $5,000 and $11,000 of share based compensation expense for the three and six months ended June 30, 2014 and 2013, respectively related to the issuance of these shares, and the Company has remaining unrecognized expense of approximately $900, which will be recognized over the next month.

For the three and six months ended June 30, 2014 and 2013, the Company recorded approximately $4,600 and $4,600 and $9,200 and $9,200, respectively, of share based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement. The expense related to the consultant no longer performing services was recognized immediately during the year ended December 31, 2012. As of June 30, 2014, there was approximately $20,000 of total unrecognized expense over the next 13.5 months. On February 14, 2014, 125,000 warrants issued to one of the consultants were exercised for total consideration of $12,500.

As previously stated, on August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with one of the previous consultants. As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold plus 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement. For three and six months ended June 30, 2014 and 2013, the Company recorded approximately $4,600 and $4,600 and $9,200 and $9,200, respectively, of share based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement. As of June 30, 2014, there was approximately $20,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 13.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets during 2012 and will be expensed over the consultant term. For the three and six months ended June 30, 2014 and 2013, approximately $9,200 and $9,200 and $18,400 and $18,400, respectively, was expensed and included in share based compensation expense in our accompanying consolidated financial statements. Approximately $40,000 is capitalized at June 30, 2014 and approximately $36,000 and $4,000 is reflected as current and non-current assets, respectively, in our accompanying condensed consolidated balance sheet.

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

Note 7 - Capital transactions (continued)

As of June 30, 2014, the following warrants were outstanding:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in February 2012 private placement	395,000	$0.25	February – March 2015
Consultant	125,000	$0.30	August 2015

Balance at June 30, 2014	520,000	$0.25 - 0.30

On September 1, 2013, the Company entered into a one year investor relations consulting agreement, in which 150,000 shares of restricted stock were agreed to be issued to a consultant. Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The fair market value was $0.45 and 37,500 shares vested as of the date of executed agreement. An additional 37,500 shares vested on December 31, 2013, and the remaining 75,000 shares vested on February 28, 2014. The award contains service conditions based on the consultant’s continued service for the Company. For the three and six months ended June 30, 2014, the Company recorded approximately $29,000 and $60,000 of share based compensation. As of June 30, 2014, there was approximately $20,000 of total unrecognized compensation costs related to this restricted stock grant which will be recognized over the remaining two months. At June 30, 2014 and December 31, 2013, the balance outstanding of expense related to shares that have vested was $20,000 and $32,500, respectively, and was included in prepaid expenses.

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At June 30, 2014 there were 520,000 warrants outstanding and exercisable. The warrants are exercisable between $0.25 and $0.30 per share expiring through August 2015. At June 30, 2014 there were approximately 6,098,336 stock options outstanding and 2,900,000 were vested and exercisable at an average exercise price of $0.29.

The following securities were not involved in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2014	2013
Options to purchase common stock	1,850,000	2,735,000
Warrants to purchase common stock	-	515,084

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The number of shares of common stock used to calculate basic and diluted earnings per share for the six months ended June 30, 2014 and 2013 was determined as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Basic weighted average shares outstanding	23,163,316	21,706,087	22,860,959	21,360,600
Dilutive effect of outstanding stock options	2,070,556	1,306,975	-	1,116,423
Dilutive effect of outstanding warrants	374,607	448,561	-	359,894
Dilutive effect of convertible note payable	387,446	1,071,446	-	1,181,447

Weighted average dilutive shares outstanding	25,995,925	24,533,069	22,860,959	24,018,364

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the 3-months ended June 30, 2014:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$158,916	23,163,316	$0.01

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $2,060	$160,976	25,995,925	$0.01

		Weighted Average
For the 3-months ended June, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$648,909	21,706,087	$0.03

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $6,085	$654,994	24,533,069	$0.03

		Weighted Average
For the 6-months ended June 30, 2014:	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(356,324)	22,860,959	$(0.02)

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

		Weighted Average
For the 6-months ended June 30, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic income per share
Income to common shareholders	$1,817,468	21,360,600	$0.09

Diluted earnings per share
Income to common shareholders, including interest expense on convertible notes payable of $12,924	$1,830,392	24,018,364	$0.08

Note 9 - Income taxes

The income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 consist of the following:

	Three Months Ended		Six Months Ended
Current	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Federal	$-	$(231,000)	$-	$37,000
State	-	(57,000)	6,585	31,000
Total	$-	$(288,000)	$6,585	$68,000

The provision (benefit) for income tax is approximately $0 and ($288,000) for the three months ended June 30, 2014 and 2013, respectively, or 0% and (80%), respectively, of pre-tax income. The provision for income tax is approximately $7,000 and $68,000 for the six months ended June 30, 2014 and 2013, respectively, or 1.9% and 3.6%, respectively, of pre-tax income. The effective tax rates for 2014 and 2013 reflect provisions for current federal and state income taxes. As of June 30, 2014 and December 31, 2013, the Company had approximately $250,000 of gross federal net operating losses and approximately $400,000 of gross state net operating losses available. As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income. During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited. The Company is current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three and six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013 the Company has approximately $0 and $190,000, respectively, accrued for various tax penalties. The following is a summary of the activity in the penalties payable for the three months ended June 30, 2014. The accrual was reduced due to a resolution reached with the Internal Revenue Service and all final tax penalties and interest were made during the six months ended June 30, 2014.

Balance, January 1, 2014	$190,000
Penalty payments	(104,000)
Reductions in reserve	(86,000)
Balance, June 30, 2014	$-

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

Note 10 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials and televised home shopping. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by geographic area. Operating expenses are primarily prorated based on the relationship between domestic and international sales. International sales are sales directly to a third party international distributor. Domestic sales are DRTV sales sold directly to the consumer by the Company. Included in domestic sales is approximately $301,000 and $0 and $971,000 and $0 in DRTV sales in Canada for the three and six months ended June 30, 2014 and 2013, respectively.

For the three and six months ended June 30, 2014, the Company reclassified a portion of royalties included in cost of sales and a portion of product testing costs included in selling and marketing costs from Domestic to International. Accordingly, the prior periods have been updated to reflect such reclassification.

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 5,841,912	$ 1,975,148	$ 7,817,060	$ 9,207,549	$ 1,247,566	$ 10,455,115

COST OF SALES	1,411,775	1,042,532	2,454,307	2,257,713	686,266	2,943,979
Gross profit	4,430,137	932,616	5,362,753	6,949,836	561,300	7,511,136

Operating expenses:
General and administrative	1,800,621	73,870	1,874,491	1,962,704	58,161	2,020,865
Selling and marketing	3,294,322	33,498	3,327,820	5,105,693	17,435	5,123,128
Total operating expense	5,094,943	107,368	5,202,311	7,068,397	75,596	7,143,993

Operating income (loss)	$ (664,806)	$ 825,248	$ 160,442	$ (118,561)	$ 485,704	$ 367,143

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 14,708,835	$ 2,930,725	$ 17,639,560	$20,615,117	$ 2,240,231	$ 22,855,348

COST OF SALES	3,506,416	1,527,523	5,033,939	5,204,919	1,245,917	6,450,836
Gross profit	11,202,419	1,403,202	12,605,621	15,410,198	994,314	16,404,512

Operating expenses:
General and administrative	3,672,510	150,287	3,822,797	3,846,304	109,154	3,955,458
Selling and marketing	9,032,982	94,686	9,127,668	10,524,052	26,815	10,550,867
Total operating expense	12,705,492	244,973	12,950,465	14,370,356	135,969	14,506,325

Operating income (loss)	$ (1,503,073)	$ 1,158,229	$ (344,844)	$ 1,039,842	$ 858,345	$ 1,898,187

INTERNATIONAL COMMERCIAL TELEVISION INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

 (Unaudited)

Note 10 - Segment reporting (continued)

Selected balance sheet information by segment is presented in the following table as of:

	June 30,	December 31,
	2014	2013
Domestic	$5,422,081	$4,765,746
International	12,340	6,240
Total Assets	$5,434,421	$4,771,986

Note 11 – Subsequent events

On July 3, 2014, the Board of Directors of the Company recommended to the shareholders that the Company’s Articles of Incorporation be amended to change the name of the Company to ICTV Brands, Inc. On July 16, 2014, the holders of a majority of the Company’s outstanding stock approved the Amendment. The above actions are expected to become effective on August 20, 2014.

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2014 with the three and six months ended June 30, 2013.

Revenues

Our revenues decreased to approximately $7,817,000 and $17,640,000 for the three and six months ended June 30, 2014, from approximately $10,455,000 and $22,855,000 recorded during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, sales relating to DermaWandTM for direct response television (DRTV) were approximately $5,383,000 and $13,720,000 as compared to approximately $7,554,000 and $16,891,000 during the three and six months ended June 30, 2013. One of main reasons for the decrease in revenue was a decrease in sales generated by the Company’s Spanish language version of the DermaWandTM infomercial. Of the total DRTV sales, the Company recorded sales from the Spanish language version of approximately $529,000 and $1,786,000, and $2,283,000 and $5,418,000 for the three and six months ended June 30, 2014 and 2013, respectively. The Company is in the process of creating a new version of the Spanish language version which it expects to air in the fourth quarter of 2014. Another reason for the decrease in total sales is a decrease in the Company’s live televised home shopping sales. The Company did not generate any sales from live televised home shopping for the three and six months ended June 30, 2014, compared to approximately $589,000 for the three and six months ended June 30, 2013. The Company expects to resume airings on live televised home shopping in the third quarter of 2014. In addition, the Company’s media related expenditures decreased as it reduced the amount of airing of the DermaWandTM infomercial during a slower response period. Media expenditures were approximately $1,996,000 and $5,912,000, and $3,240,000 and $6,657,000 for the three and six months ended June 30, 2014 and 2013, respectively.

The Company continued to build an auto-ship continuity program with our DermaVitalTM skincare line. Sales related to the DermaVitalTM line during the three and six months ended June 30, 2014 were approximately $1,042,000 and $2,272,000 compared to $1,077,000 and $2,113,000 during the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2014, international sales revenue for the DermaWandTM increased to approximately $1,975,000 and $2,931,000, as compared to approximately $1,248,000 and $2,240,000 during the three and six months ended June 30, 2013. The increase in sales internationally is primarily due to the Company’s third party distributor customer located in Mexico, Inova. International sales to Inova were $1,290,000 and $1,875,000 for the three and six months ended June 30, 2014 compared to $0 for the three and six months ended June 30, 2013.

Gross Margin

Gross margin percentage was approximately 69% and 71% for the three and six months ended June 30, 2014, compared to approximately 72% during the three and six months in 2013. For the three and six months ended June 30, 2014 we generated approximately $5,363,000 and $12,606,000 in gross margin, compared to approximately $7,511,000 and 16,405,000 for the three and six months ended June 30, 2013. The decrease in gross margin percentage is a result of a higher percentage of international sales compared to DRTV sales, due to international sales having a lower gross margin. For the three and six months ended June 30, 2014 and 2013, the gross profit percentage for DRTV Revenue was approximately 87%, compared to approximately 62% and 56% for international sales, respectively. International sales as a percentage of total sales was approximately 25% and 17% for the three and six months ended June 30, 2014, compared to 12% and 10% for the three and six months ended June 30, 2013.

Operating Expenses

Total operating expenses decreased to approximately $5,202,000 and $12,950,000 during the three and six months ended June 30, 2014, from approximately $7,144,000 and $14,506,000 during the three and six months ended June 30, 2013, a decrease of approximately $1,942,000 and $1,556,000. This decrease in operating expenses is due to a few key factors. The largest factor is a decrease in media expenditures. Media expenditures were approximately $1,996,000 and $5,912,000, and $3,240,000 and $6,657,000 for the three and six months ended June 30, 2014 and 2013, respectively.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expense decreased to approximately $283,000 and $853,000 during the three and six months ended June 30, 2014, from approximately $737,000 and $1,582,000 during the three and six months ended June 30, 2013. Customer service expenses decreased to approximately $308,000 and $721,000 during the three and six months ended June 30, 2014, from approximately $426,000 and $952,000 during the three and six months ended June 30, 2013. Merchant fees decreased to approximately $184,000 and $449,000 during the three and six months ended June 30, 2014, compared to $284,000 and $600,000 during the three and six months ended June 30, 2013. Total bad debt expenses decreased to approximately $385,000 and $1,016,000 during the three and six months ended June 30, 2014, from approximately $791,000 and $1,754,000 during the three and six months ended June 30, 2013, which is consistent with the decrease in sales. Bad debt as a percentage of DRTV and continuity sales decreased to approximately 8% during the three and six months ended June 30, 2014 from approximately 9% during the three and six months ended June 30, 2013. Approximately 50% of our customers elect to take the free trial followed by three monthly installments of $39.95. The majority of our bad debt expense is associated with these customers due to the nature of installments.

Offsetting the decreases above were additional expenses due to an overall expansion of the Company’s business operations. This includes such areas as an increase in payroll and employee benefit related expenses to approximately $345,000 and $654,000 during the three and six months ended June 30, 2014, from approximately $234,000 and $436,000 during the three and six months ended June 30, 2013; an increase in travel related expenses, which was centered around new product expansion, to approximately $94,000 and $232,000 during the three and six months ended June 30, 2014, from approximately $69,000 and $122,000 during the three and six months ended June 30, 2013; an increase in production costs to approximately $74,000 and $166,000 during the three and six months ended June 30, 2014, compared to approximately $72,000 and $90,000 during the three and six months ended June 30, 2013, and lastly an increase in product development and clinical trial costs to approximately $81,000 and $225,000 during the three and six months ended June 30, 2014, compared to approximately $39,000 and $65,000 during the three and six months ended June 30, 2013. In addition, total share based compensation expenses increased to approximately $391,000 and $590,000 during the three and six months ended June 30, 2014, from approximately $326,000 and $306,000 during the three and six months ended June 30, 2013.

Net Income and Loss

The Company generated net income of $159,000 and a net loss of approximately $356,000 for the three and six months ended June 30, 2014, compared with net income of approximately $648,909 and $1,817,468 for the three and six months ended June 30, 2013. In addition to the decrease in sales, the other key drivers of the decrease are the Company’s investment in future product development and testing as discussed above. In January 2014, the Company launched a clinical trial for a new skincare resurfacing device system. In May 2014, the Company also launched a clinical trial for an acne-care product. In addition, the Company began a double blind placebo test in Europe on the DermaWandTM with the goal of opening new markets around the world in the fourth quarter of 2014. Total product development and testing expenditures were approximately $81,000 and $225,000 during the three and six months ended June 30, 2014, compared to approximately $39,000 and $65,000 during the three and six months ended June 30, 2013.

In addition, the Company’s elastin-rp® media campaign launched in January 2014 and all production related expenses were recognized in the three and six months ended June 30, 2014. Other production expenses included new short-form spot productions for the DermaWandTM campaign and high-definition enhancements to the long-form infomercial. Total production expenses for the three and six months ended June 30, 2014 were approximately $74,000 and $166,000 during the three and six months ended June 30, 2014, compared to approximately $72,000 and $90,000 during the three and six months ended June 30, 2013.

In addition, the Company recognized share based compensation expense of approximately $391,000 and $590,000 during the three and six months ended June 30, 2014, from approximately $326,000 and $306,000 during the three and six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, we had approximately $1,959,000 in cash and cash equivalents (including cash held in escrow), compared to approximately $1,433,000 at December 31, 2013. We generated positive cash flows from operations of approximately $477,000 in the six months ended June 30, 2014 compared to a negative cash flow from operations of approximately $361,000 for the same period in 2013. The positive cash flow from operations during the current period was a result of net loss of approximately $356,000, an increase in net accounts receivable of approximately $109,000, an increase in inventory of approximately $333,000, a decrease in prepaid expense and other current assets of approximately $65,000, an increase in accounts payable and accrued liabilities of approximately $51,000, an increase in deferred revenue of approximately $557,000, and share based compensation expense of approximately $590,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of approximately $591,000. Interest accrues at the rate of four and three quarters percent (4.75%) per annum and is paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid. The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012. The principal balance of this note is due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017. In addition to the principal payments, on February 5, 2014, the BB Trust sold $50,000 of its note to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. On March 18, 2014, the BB Trust sold an additional $75,000 of its note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. For the three and six months ended June 30, 2014 and 2013, $40,000 and $30,000 and $115,000 and $85,000, respectively, in principal prepayments were made on the note. At June 30, 2014 and December 31, 2013, the balance outstanding was $154,000 and $394,000, respectively.

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility is calculated as Adjusted One Month LIBOR Rate plus 2.50%. The facility is collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. The Company is in compliance with the covenants and has no current plans to utilize the Credit Facility, but will have access to the Credit Facility for working capital and other general corporate purposes as needed. There is no current amount outstanding as of the date of this filing.

The Company had working capital of $3,200,000 at June 30, 2014, compared to $2,900,000 at December 31, 2013. Additionally, during January and February 2014, 593,333 warrants and 418,333 options were exercised for proceeds of approximately $130,000 and $46,000, respectively.

Based on the Company’s current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the first quarter of 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2014. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as filed with the Commission with our Annual Report form 10-K filed on March 27, 2014.

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

We carried out an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Effective April 28, 2014, the Board of Directors established an Audit Committee, consisting of William Kinnear, Stephen Jarvis, and Donald McDonald. Mr. Kinnear is Chairman of the Audit Committee.

There were no other changes in our internal control over financial reporting for the quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not required for smaller reporting company

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On May 27, 2014, the Company issued an option to purchase 50,000 shares, at a price of $0.50 per share, as payment for the release of a non-compete agreement in connection with the Company’s hiring of a new employee. The options vested immediately and are exercisable at any time prior to ten years from the date of grant. The issuance of the option was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 4, 2014, the Company issued options to purchase 50,000 shares at a price of $0.65 per share, 50,000 shares at a price of $0.75, 50,000 shares at a price of $0.85 and 50,000 shares at a price of $0.95 per share, in connection with an agreement with a service provider to provide investor relation services. The options vest in 50,000 increments every three months from the execution of the agreement and are exercisable at any time prior to three years from the date of grant. The issuance of the option was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 26, 2014, the Company issued 450,000 incentive stock options to two employees under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $.6092 per share. The options vest over three years, provided the recipient is still employed by the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipients of the options are key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Date: August 12, 2014

By: /s/ Kelvin Claney

Name: Kelvin Claney

Title: Chief Executive Officer

Date: August 12, 2014

By: /s/ Richard Ransom

Name: Richard Ransom

Title: President

Date: August 12, 2014

By: /s/ Ryan LeBon

Name: Ryan LeBon

Title: Chief Financial Officer