Form 10-Q
period 2014-09-30
ICTV Brands Inc.
filed 2014-11-12
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHING, D.C., 20549

FORM 10-Q

Mark One

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-49638

ICTV BRANDS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

489 Devon Park Drive, Suite 315 Wayne, PA 19087
(Address of principal executive offices)

(484) 598-2300
(Issuer's telephone number)

INTERNATIONAL COMMERCIAL TELEVISION INC.
(Former Name or Former Address, if Changed Since Last Report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2014, the Issuer had 23,419,399 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      . No  X .

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,542,480	$1,370,178
Cash held in escrow	41,351	62,924
Accounts receivable, net of allowances for returns and doubtful accounts of $206,644 and $446,307, respectively
	578,873	791,292
Inventories, net	2,216,269	1,778,073
Prepaid expenses and other current assets	981,711	733,427
Total current assets	5,360,684	4,735,894

Furniture and equipment	64,698	81,507
Less accumulated depreciation	(40,252)	(66,712)
Furniture and equipment, net	24,446	14,795

Other assets	-	21,297

Total assets	$5,385,130	$4,771,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,949,383	$1,391,342
Severance payable – short-term	40,800	40,800
Deferred revenue – short-term	323,109	242,827
Tax penalties payable	-	190,000
Total current liabilities	2,313,292	1,864,969

Severance payable – long-term	16,400	47,000
Deferred revenue – long-term	474,274	386,821
Convertible note payable to shareholder – long-term	153,723	393,723
Total long-term liabilities	644,397	827,544

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,269,399 and 21,826,650 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	13,058	11,616
Additional paid-in-capital	8,880,548	7,676,177
Accumulated deficit	(6,466,165)	(5,608,320)

Total shareholders’ equity	2,427,441	2,079,473

Total liabilities and shareholders’ equity	$5,385,130	$4,771,986

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

NET SALES	$6,048,043	$8,300,312	$23,687,603	$31,155,661

COST OF SALES	1,906,756	2,146,270	6,940,695	8,597,106

GROSS PROFIT	4,141,287	6,154,042	16,746,908	22,558,555

OPERATING EXPENSES:
General and administrative	1,843,469	1,785,146	5,666,266	5,740,604
Selling and marketing	2,825,518	4,258,875	11,953,186	14,809,742
Total operating expenses	4,668,987	6,044,021	17,619,452	20,550,346

OPERATING INCOME (LOSS)	(527,700)	110,021	(872,544)	2,008,209

INTEREST EXPENSE, NET	(1,579)	(5,025)	(6,475)	(17,700)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAX	(529,279)	104,996	(879,019)	1,990,509

PROVISION (BENEFIT) FOR INCOME TAXES	(27,759)	4,488	(21,174)	72,533

NET INCOME (LOSS)	$(501,520)	$100,508	$(857,845)	$1,917,976

NET INCOME (LOSS) PER SHARE
BASIC	$(0.02)	$0.00	$(0.04)	$0.09
DILUTED	$(0.02)	$0.00	$(0.04)	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	23,183,650	21,718,315	22,969,630	21,481,149
DILUTED	23,183,650	24,252,780	22,969,630	24,660,092

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2014	21,826,650	$11,616	$7,676,177	$(5,608,320)	$2,079,473

Share based compensation	-	-	835,677	-	835,677

Expense for previously issued common stock for consulting services	-	-	6,318	-	6,318

Exercise of warrants	653,333	653	143,930	-	144,583

Exercise of options	464,416	464	45,816	-	46,280

Vesting of restricted stock for consulting services	75,000	75	47,880	-	47,955

Conversion of shareholder note payable	250,000	250	124,750	-	125,000

Net loss	-	-	-	(857,845)	(857,845)

Balance at September 30, 2014	23,269,399	$13,058	$8,880,548	$(6,466,165)	$2,427,441

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(857,845)	$1,917,976
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	4,468	8,694
Bad debt expense	1,318,954	2,381,968
Share based compensation	949,941	379,339
Reduction in tax penalties payable	(85,933)	(80,000)
Change in assets and liabilities
Accounts receivable	(1,106,535)	(2,366,445)
Inventories	(438,196)	(160,429)
Prepaid expenses and other assets	(286,978)	(210,804)
Accounts payable and accrued liabilities	558,041	(1,846,059)
Severance payable	(30,600)	(30,600)
Tax provision payable	-	(121,381)
Tax penalties payable	(104,067)	-
Deferred revenue	167,735	203,358
Net cash provided by operating activities	88,985	75,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(14,119)	(10,250)
Net cash used in investing activities	(14,119)	(10,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	46,280	96,200
Proceeds from exercise of warrants	144,583	-
Payments on note payable	-	(30,169)
Payments on convertible note payable to shareholder	(115,000)	(137,000)
Net cash provided by (used in) financing activities	75,863	(70,969)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,729	(5,602)

CASH AND CASH EQUIVALENTS, beginning of the period	1,433,102	908,366

CASH AND CASH EQUIVALENTS, end of the period	$1,583,831	$902,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$6,585	$145,530
Tax penalties and interest paid	$104,067	$-
Interest paid	$7,659	$17,700
Write off of fully depreciated furniture and equipment	$30,928	$-
Conversion of shareholder note payable	$125,000	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998.  On July 3, 2014, the Board of Directors of the Company recommended to the shareholders that the Company’s Articles of Incorporation be amended to change the name of the Company to ICTV Brands, Inc. On July 16, 2014, the holders of a majority of the Company’s outstanding stock approved the Amendment which became effective on August 20, 2014.

The Company sells various health, wellness and beauty products through infomercials and other channels. The products are primarily marketed and sold throughout the United States and internationally via infomercials. Although our companies are incorporated in Nevada and New Zealand, our operations are currently run from the Wayne, Pennsylvania office.

Effective February 17, 2011, the Company acquired 100% of the equity interest in Better Blocks International Limited (“BBI”).

ICTV utilizes a distinctive marketing strategy and multi-channel distribution model to develop, market and sell products through infomercials, live home shopping television, specialty outlets and online shopping. It offers health and beauty products, including DermaWandTM, a skin care device to reduce the appearance of fine lines and wrinkles, and help improve skin tone and texture, and DermaVitalTM, a professional quality skin care line that effects hydration.

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI. All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently evaluating the impact to the consolidated financial statements related to this guidance.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts.

As of September 30, 2014 and December 31, 2013, 71% and 90% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 8% and 1% of the Company’s accounts receivable was cash due from the Company’s credit card processors. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and nine months ended September 30, 2014, 24% and 14%, respectively, of net sales were made to one international major customer. There were no major customers for the three and nine months ended September 30, 2013.

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

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash held in escrow

Transfirst ePayment Services (“Transfirst”), ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, maintains a reserve fund within our processing account to cover all fees, charges, and expenses due to them, including those estimated for possible customer charge backs. These reserves are updated periodically by Transfirst and maintained for a rolling 180 days of activity. Based upon established levels of risk, this normally represents approximately 2% of transaction volume for the period, with a maximum of $150,000 and is considered “Cash held in escrow.” Effective August 1, 2013, the Company switched its credit card processing from Transfirst to Litle & Co., LLC who did not require a reserve to be held for its processing.  Effective September 5, 2014, the Company transitioned from Litle & Co. LLC to Chase Paymentech, who also does not require a reserve.  The Company still utilizes Transfirst for electronic check processing. As a result of the change in credit card processors, Transfirst released approximately $87,000 of the reserve through December 31, 2013 and approximately $35,000 in the nine months ended September 30, 2014, with a portion remaining for electronic check processing. At September 30, 2014 and December 31, 2013 the amount of Transfirst reserves were approximately $41,000 and $63,000, respectively.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Condensed Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $207,000 at September 30, 2014 and $446,000 at December 31, 2013. The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $130,000 at September 30, 2014, and $239,000 at December 31, 2013.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at September 30, 2014 and December 31, 2013 is approximately $72,000 and $139,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

Depreciation expense amounted to approximately $1,700 and $1,100 and $4,500 and $8,700 for the three and nine months ended September 30, 2014 and 2013, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the nine months ended September 30, 2014 and 2013.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Deferred revenue – short-term for payment received prior to shipment on international sales approximated $147,000 and $119,000 as of September 30, 2014 and December 31, 2013, respectively.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience. Returns for the periods presented have been offset against gross sales.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

September 30, 2014
Deferred extended warranty revenue:
Balance at January 1, 2014	$510,630
Revenue deferred for new warranties	264,292
Revenue recognized	(124,246)
Balance at September 30, 2014	$650,676

Current portion	$176,402
Non-current portion	474,274
$650,676

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue; shipping, handling and processing revenue approximated $786,000 and $1,296,000 and $3,320,000 and $4,620,000 for the three and nine months ended September 30, 2014 and 2013, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $415,000 and $700,000 and $1,780,000 and $2,639,000 for the three and nine months ended September 30, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, clinical trials and the testing and development of direct-response advertising related to these products. Product testing and development costs approximated $90,000 and $48,000 and $315,000 and $113,000 for the three and nine months ended September 30, 2014 and 2013, respectively.

Media and production costs

Media and production costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. The Company incurred $1,790,000 and $2,770,000 and $7,868,000 and $9,518,000 in such costs for the three and nine months ended September 30, 2014 and 2013, respectively.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of September 30, 2014, 666,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of September 30, 2014, 3,033,336 options are outstanding under the 2011 Plan.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the nine months ended September 30, 2014 and 2013:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$0.24
Granted during the period	600,000	-	600,000	0.62
Exercised during the period	(374,999)	-	(374,999)	0.15

Balance, September 30, 2014	3,350,003	350,000	3,700,003	$0.31

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$0.18
Granted during the period	945,000		945,000	0.27
Exercised during the period	(899,998)	-	(899,998)	0.10

Balance, September 30, 2013	2,775,002	350,000	3,125,002	$0.23

Of the stock options outstanding as of September 30, 2014 under the Stock Option Plans, 1,526,668 options are currently vested and exercisable. The weighted average exercise price of these options was $0.22. These options expire through July 2024. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2014 and 2013 was approximately $674,000 and $142,000, respectively. The aggregate intrinsic value for options exercised during the nine months ended September 30, 2014 was approximately $190,000.

For the three and nine months ended September 30, 2014 and 2013, the Company recorded approximately $106,000 and $57,000 and $266,000 and $200,000, respectively in share compensation expense related to vesting of options previously granted under the Stock Option Plans. At September 30, 2014, there was approximately $712,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of approximately 3 years.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2014 and 2013 to value the stock options under the Stock Option Plans granted during the period:

2014		2013
Risk-free interest rate	2.14 – 2.30%	Risk-free interest rate	1.19 – 1.99%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	324 – 340%	Expected volatility	318 – 352%
Weighted average grant date fair value	$0.71	Weighted average grant date fair value	$0.29

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the nine months ended September 30, 2014 and 2013:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$0.23
Granted during the period	100,000	510,000	610,000	0.63
Exercised during the period	-	(133,333)	(133,333)	0.15

Balance, September 30, 2014	391,667	1,966,667	2,358,334	$0.34

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$0.20
Granted during the period	150,000	190,000	340,000	0.35
Exercised during the period	(33,333)	-	(33,333)	0.15

Balance, September 30, 2013	266,667	1,840,000	2,106,667	$0.23

Of the stock options outstanding as of September 30, 2014 outside of the plan, 1,616,667 options are currently vested and exercisable. The weighted average exercise price of these options was $0.30. These options expire through May 2024. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2014 and 2013 was approximately $580,000 and $264,000, respectively. The aggregate intrinsic value for options exercised during the nine months ended September 30, 2014 was approximately $68,000.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

For the three and nine months ended September 30, 2014 and 2013, the Company recorded approximately $223,000 and $1,600 and $570,000 and $136,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At September 30, 2014, there was approximately $213,000 of total unrecognized compensation cost related to non-vested option grants outside the plan will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2014 to value the stock options issued outside the plan:

2014		2013
Risk-free interest rate	1.01 – 2.73%	Risk-free interest rate	1.14 – 2.64%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	2.50 – 10.00 years	Expected life	5.00 – 10.00 years
Expected volatility	184 – 341%	Expected volatility	262 – 320%
Weighted average grant date fair value	$0.76	Weighted average grant date fair value	$0.31

The following is a summary of all stock options outstanding and nonvested for the nine months ended September 30, 2014:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2014 – nonvested	2,923,334	862,500	3,785,834	$0.25
Granted	700,000	510,000	1,210,000	0.62
Vested	(1,208,332)	(872,500)	(2,080,832)	0.41

Balance September 30, 2014 - nonvested	2,415,002	500,000	2,915,002	$0.38

For the nine months ended September 30, 2014 and 2013, the Company recognized approximately $300,000 and $224,000, respectively, in share based compensation expense related to employee stock options and approximately $536,000 and $111,000, respectively, related to share based compensation expense related to non-employee stock based awards.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 3- Commitments and contingencies

Leases

As of September 30, 2014, the Company had an active lease related to the office space in Wayne, Pennsylvania. On February 6, 2013, the Company entered into an amended lease with the landlord of the Wayne office complex of its executive office. As of April 2013 the executive office moved into a larger space within the same complex. The amended lease is for three years, through April 1, 2016.

Rent expense incurred during the three and nine months ended September 30, 2014 and 2013 totaled approximately $13,700 and $13,000 and $42,700 and $33,000, respectively. The schedule below details the future financial obligations under the remaining lease.

	Remaining three months 2014	2015	2016	TOTAL OBLIGATION
Wayne - Corporate HQ	$13,200	$53,100	$13,300	$79,600

Total Lease Obligations	$13,200	$53,100	$13,300	$79,600

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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. This agreement was amended and superseded on July 28, 2010. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world. The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals. The Company met the minimum requirements in the year ended December 31, 2013 and has already met the requirements during the nine months ended September 30, 2014.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 3- Commitments and contingencies (continued)

The amount of royalty expense incurred for sales of the DermaWandTM were approximately $194,000 and $177,000 and $732,000 and $729,000 for the three and nine months ended September 30, 2014 and 2013, respectively.

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy expires on April 20, 2015.  At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010. In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012. In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016. The severance payable balance was approximately $57,200 at September 30, 2014 and $87,800 at December 31, 2013, of which $40,800 is current and $16,400 is long-term as of September 30, 2014.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 5 - Related party transactions

The Company has a note payable to a shareholder in the original amount of $590,723. Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment. On April 1, 2012, the note payable was modified. The new terms include interest at the rate of four and three quarters percent (4.75%) per annum. Interest on the unpaid balance of the note is to be paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid. The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012. Interest payments of approximately $1,800 and $5,200 and $7,600 and $17,800 were paid during the three and nine months ended September 30, 2014 and 2013, respectively.

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

The principal balance of this note is due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017. This note may be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due. Principal payments of $0 and $52,000 and $115,000 and $137,000 were made by the Company during the three and nine months ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the balance outstanding was approximately $154,000 and $394,000, respectively.

On October 2, 2014, the shareholder sold an additional $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.

Note 6 – Notes payable

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility is calculated as Adjusted One Month LIBOR Rate plus 2.50%. The facility is collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. The Company did not meet a required level of EBITDA for the trailing twelve months ended September 30, 2014, and obtained a waiver for such period.  Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and place a cash restriction on the Company’s cash for the amount of the line of credit.  The Company has not used the Credit Facility but will have access to it for working capital and other general corporate purposes as needed.  The effective rate at 9/30/14 based on the formula above was 2.6565%.  There is no current amount outstanding as of the date of this filing

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 7 - Capital transactions

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

The 500,000 shares of common stock issued were originally valued at the fair market value of the stock on the date of grant. The total value of the stock was approximately $65,000 and the expense was being recognized over the consulting period. As noted in the previous paragraph, on August 15, 2012, the Company terminated the consulting agreement through a settlement agreement with these consultants and concurrently entered into a new consultant agreement with one of these consultants. Therefore, any unrecognized expense related to common stock and warrants issued was immediately recognized upon termination of services with the one consultant and expense related to the other consultant will be recognized over the remaining consulting term. The Company recognized approximately $1,000 and $0 and $6,000 and $11,000 of share based compensation expense for the three and nine months ended September 30, 2014 and 2013, respectively related to the issuance of these shares, and the Company has no remaining unrecognized expense.

For each of the three and nine months ended September 30, 2014 and 2013, the Company recorded approximately $5,000 and $14,000, respectively, of share based compensation expense for the 250,000 warrants issued to the consultants under the settlement agreement. The expense related to the consultant no longer performing services was recognized immediately during the year ended December 31, 2012. As of September 30, 2014, there was approximately $15,000 of total unrecognized expense over the next 10.5 months. On February 14, 2014, 125,000 warrants issued to one of the consultants were exercised for total consideration of $13,000.

As previously stated, on August 15, 2012, the Company entered into a three year corporate public relations consulting agreement with one of the previous consultants. As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold as well as 5% of the net revenue from other products sold on a third party website, and 125,000 additional warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement. For each of the three and nine months ended September 30, 2014 and 2013, the Company recorded approximately $5,000 and $14,000, respectively, of share based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement. As of September 30, 2014, there was approximately $15,000 of total unrecognized compensation costs related to these warrant grants which will be recognized over the remaining 10.5 months.

Due to the fact that any warrants issued to the consultant under the new consulting agreement are nonforfeitable, the 125,000 warrants with an exercise price of $0.10 and a fair value of $55,000, and the 125,000 warrants with an exercise price of $0.30 and a fair value of $55,000, which aggregated $110,000, were recorded in equity and were capitalized on the balance sheet in prepaid expenses and other current assets during 2012 and will be expensed over the consultant term. For each of the three and nine months ended September 30, 2014 and 2013, approximately $9,000 and $28,000, respectively, was expensed and included in share based compensation expense in our accompanying consolidated financial statements. Approximately $31,000 is capitalized at September 30, 2014 and is classified as current assets in our accompanying condensed consolidated balance sheet.

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

Note 7 - Capital transactions (continued)

As of September 30, 2014, the following warrants were outstanding:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in February 2012 private placement	335,000	$0.25	February – March 2015
Consultant	125,000	$0.30	August 2015

Balance at September 30, 2014	460,000	$0.25 - 0.30

On September 1, 2013, the Company entered into a one year investor relations consulting agreement, in which 150,000 shares of restricted stock were agreed to be issued to a consultant. Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The fair market value was $0.45 and 37,500 shares vested as of the date of executed agreement. An additional 37,500 shares vested on December 31, 2013, and the remaining 75,000 shares vested on February 28, 2014. The award contains service conditions based on the consultant’s continued service for the Company. For the three and nine months ended September 30, 2014 and 2013, the Company recorded approximately $20,000 and $5,000 and $80,000 and $5,000 of share based compensation, with no remaining unrecognized compensation costs as of September 30, 2014.

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the purposes of obtaining future capital to finance the Companies’ operations and to fund future expansion of the Companies’ Direct Response Television campaign certain shareholders are able to purchase additional stock with stock warrants attached to common stock issued. At September 30, 2014 there were 460,000 warrants outstanding and exercisable. The warrants are exercisable between $0.25 and $0.30 per share expiring through August 2015. At September 30, 2014 there were approximately 6,058,337 stock options outstanding and 3,143,335 were vested and exercisable at an average exercise price of $0.26.

The following securities were not involved in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	September 30,
	2014	2013
Options to purchase common stock	6,058,337	1,165,000
Warrants to purchase common stock	460,000	125,000
Convertible debt	787,446	1,011,446

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The number of shares of common stock used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 was determined as follows:

	Three Months Ended		Nine months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Basic weighted average shares outstanding	23,183,650	21,718,315	22,969,630	21,481,149
Dilutive effect of outstanding stock options	-	1,912,328	-	1,603,888
Dilutive effect of outstanding warrants	-	590,896	-	383,194
Dilutive effect of restricted stock awards	-	31,241	-	10,414
Dilutive effect of convertible note payable	-	-	-	1,181,447

Weighted average dilutive shares outstanding	23,183,650	24,252,780	22,969,630	24,660,092

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the 3-months ended September 30, 2014:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(501,520)	23,183,650	$(0.02)

		Weighted Average
For the 3-months ended September 30, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$100,508	21,718,315	$0.00

Diluted earnings per share
Income to common shareholders	$100,508	24,252,780	$0.00

		Weighted Average
For the 9-months ended September 30, 2014:	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(857,845)	22,969,630	$(0.04)

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

		Weighted Average
For the 9-months ended September 30, 2013:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic income per share
Income to common shareholders	$1,917,975	21,481,149	$0.09

Diluted earnings per share
Income to common shareholders, including interest expense on convertible notes payable of $17,795	$1,935,770	24,660,092	$0.08

Note 9 - Income taxes

The income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 consist of the following:

	Three Months Ended		Nine months Ended
Current	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Federal	$(2,317)	$3,655	$(2,232)	$40,232
State	(25,442)	834	(18,942)	32,301
Total	$(27,759)	$4,489	$(21,174)	$72,533

The provision (benefit) for income tax is approximately ($28,000) and 4,000 for the three months ended September 30, 2014 and 2013, respectively, or (5.2%) and 4.3%, respectively, of pre-tax income. The provision (benefit) for income tax is approximately ($21,000) and $73,000 for the nine months ended September 30, 2014 and 2013, respectively, or (2.4%) and 3.6%, respectively, of pre-tax income. The effective tax rates for 2014 and 2013 reflect provisions for current federal and state income taxes. The benefit for the three and nine months ended September 30, 2014 is attributable to a provision to return adjustment made upon filing its state and federal returns.  As of September 30, 2014 and December 31, 2013, the Company had approximately $310,000 of gross federal net operating losses and approximately $485,000 of gross state net operating losses available. As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income. During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited. The Company is current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three and nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013 the Company has approximately $0 and $190,000, respectively, accrued for various tax penalties. The following is a summary of the activity in the penalties payable for the nine months ended September 30, 2014. The accrual was reduced due to a resolution reached with the Internal Revenue Service and all final tax penalties and interest were made during the nine months ended September 30, 2014.

Balance, January 1, 2014	$190,000
Penalty payments	(104,000)
Reductions in reserve	(86,000)
Balance, September 30, 2014	$-

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

Note 10 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials and televised home shopping. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by geographic area. Operating expenses are primarily prorated based on the relationship between domestic and international sales. International sales are sales directly to a third party international distributor. Domestic sales are DRTV sales sold directly to the consumer by the Company. Included in domestic sales is approximately $560,000 and $226,000 and $2,544,000 and $712,000 in DRTV sales in Canada for the three and nine months ended September 30, 2014 and 2013, respectively.

For the three and nine months ended September 30, 2014, the Company reclassified a portion of royalties included in cost of sales and a portion of product testing costs included in selling and marketing costs from Domestic to International. Accordingly, the prior periods have been updated to reflect such reclassification.

Information with respect to the Company’s operating income (loss) by geographic area is as follows:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 4,229,306	$ 1,818,737	$ 6,048,043	$ 7,644,618	$ 655,694	$ 8,300,312

COST OF SALES	1,033,078	873,678	1,906,756	1,802,185	344,085	2,146,270
Gross profit	3,196,228	945,059	4,141,287	5,842,433	311,609	6,154,042

Operating expenses:
General and administrative	1,750,305	93,164	1,843,469	1,716,278	68,868	1,785,146
Selling and marketing	2,799,850	25,668	2,825,518	4,240,248	18,627	4,258,875
Total operating expense	4,550,155	118,832	4,668,987	5,956,526	87,495	6,044,021

Operating income (loss)	$ (1,353,927)	$ 826,227	$ (527,700)	$ (114,093)	$ 224,114	$ 110,021

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Domestic	International	Totals	Domestic	International	Totals

NET SALES	$ 18,938,141	$ 4,749,462	$ 23,687,603	$28,259,735	$ 2,895,926	$ 31,155,661

COST OF SALES	4,539,494	2,401,201	6,940,695	7,007,104	1,590,002	8,597,106
Gross profit	14,398,647	2,348,261	16,746,908	21,252,631	1,305,924	22,558,555

Operating expenses:
General and administrative	5,422,815	243,451	5,666,266	5,562,581	178,023	5,740,604
Selling and marketing	11,832,832	120,354	11,953,186	14,764,301	45,441	14,809,742
Total operating expense	17,255,647	363,805	17,619,452	20,326,882	223,464	20,550,346

Operating income (loss)	$ (2,857,000)	$ 1,984,456	$ (872,544)	$ 925,749	$ 1,082,460	$ 2,008,209

ICTV BRANDS INC. AND SUBSIDIARY (F/K/A INTERNATIONAL COMMERCIAL TELEVISION INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

 (Unaudited)

Note 10 - Segment reporting (continued)

Selected balance sheet information by segment is presented in the following table as of:

	September 30,	December 31,
	2014	2013
Domestic	$5,375,778	$4,765,746
International	9,352	6,240
Total Assets	$5,385,130	$4,771,986

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

Overview

The goal of our business plan is to use the brand awareness we create in our infomercials so that we can sell the products featured in our infomercials, along with related families of products, under distinct brand names in several outlets including traditional retail stores. Our goal is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category. We are developing the infrastructure to create these brands of products so that we can implement our business plan.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013.

Revenues

Our revenues decreased to approximately $6,048,000 and $23,688,000 for the three and nine months ended September 30, 2014, from approximately $8,300,000 and $31,156,000 recorded during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, sales relating to DermaWandTM for direct response television (DRTV) were approximately $3,862,000 and $17,631,000 as compared to approximately $6,143,000 and $20,034,000 during the three and nine months ended September 30, 2013. The primary driver of the decrease in revenue was a decline in sales generated by the Company’s Spanish language version of the DermaWandTM infomercial. Of the total domestic DRTV sales, the Company recorded sales from the Spanish language version of approximately $716,000 and $3,831,000, and $2,474,000 and $10,089,000 for the three and nine months ended September 30, 2014 and 2013, respectively. The Company is in the process of creating a new version of the Spanish language version which it expects to air in the fourth quarter of 2014. Another reason for the decrease in total sales is a decrease in the Company’s live televised home shopping sales. The Company did not generate any sales from live televised home shopping for the three and nine months ended September 30, 2014, compared to approximately $0 and $589,000 for the three and nine months ended September 30, 2013. The Company expects to resume airings on live televised home shopping in the fourth quarter of 2014. In addition, the Company’s media related expenditures decreased as it reduced the amount of airings of the DermaWandTM infomercial during a slower response period. Media expenditures were approximately $1,768,000 and $7,680,000, and $2,733,000 and $9,390,000 for the three and nine months ended September 30, 2014 and 2013, respectively. Further, as a result of the reduced media spend, sales related to the DermaVitalTM skin care line during the three and nine months ended September 30, 2014 were approximately $742,000 and $3,014,000 compared to $1,080,000 and $3,193,000 during the three and nine months ended September 30, 2013.

During the three and nine months ended September 30, 2014, international sales revenue for the DermaWandTM increased to approximately $1,819,000 and $4,749,000, as compared to approximately $656,000 and $2,896,000 during the three and nine months ended September 30, 2013. The increase in sales internationally is primarily due to the Company’s third party distributor customer located in Mexico, Inova. International sales to Inova were $1,429,000 and $3,304,000 for the three and nine months ended September 30, 2014 compared to $0 for the three and nine months ended September 30, 2013.

Gross Margin

Gross margin percentage was approximately 68% and 71% for the three and nine months ended September 30, 2014, compared to approximately 74% and 72% during the three and nine months in 2013. For the three and nine months ended September 30, 2014 we generated approximately $4,141,000 and $16,747,000 in gross margin, compared to approximately $6,154,000 and $22,559,000 for the three and nine months ended September 30, 2013. The decrease in gross margin percentage is a result of a higher percentage of international sales compared to DRTV sales, due to international sales having a lower gross margin. For the three and nine months ended September 30, 2014, the gross margin percentage for DRTV Revenue was approximately 88% and 87%, compared to approximately 88% for both periods in 2013.  The gross margin percentage for international sales for the three and nine months ended September 30, 2014 was approximately 52% and 49%, compared to approximately 48% and 45% for the periods in 2013.  International sales as a percentage of total sales was approximately 30% and 20% for the three and nine months ended September 30, 2014, compared to 8% and 9% for the three and nine months ended September 30, 2013.

Operating Expenses

Total operating expenses decreased to approximately $4,669,000 and $17,619,000 during the three and nine months ended September 30, 2014, from approximately $6,044,000 and $20,550,000 during the three and nine months ended September 30, 2013, a decrease of approximately $1,375,000 and $2,931,000. This decrease in operating expenses is due to a few key factors. The largest factor is a decrease in media expenditures. Media expenditures were approximately $1,768,000 and $7,680,000, and $2,733,000 and $9,390,000 for the three and nine months ended September 30, 2014 and 2013, respectively.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expense decreased to approximately $247,000 and $1,099,000 during the three and nine months ended September 30, 2014, from approximately $571,000 and $2,153,000 during the three and nine months ended September 30, 2013. Customer service expenses decreased to approximately $189,000 and $910,000 during the three and nine months ended September 30, 2014, from approximately $361,000 and $1,313,000 during the three and nine months ended September 30, 2013. Merchant fees decreased to approximately $126,000 and $575,000 during the three and nine months ended September 30, 2014, compared to $219,000 and $819,000 during the three and nine months ended September 30, 2013. Total bad debt expenses decreased to approximately $303,000 and $1,319,000 during the three and nine months ended September 30, 2014, from approximately $627,000 and $2,381,000 during the three and nine months ended September 30, 2013, which is consistent with the decrease in sales. Bad debt as a percentage of DRTV and continuity sales decreased to approximately 8% during the three and nine months ended September 30, 2014 from approximately 9% during the three and nine months ended September 30, 2013. Approximately 50% of our customers elect to take the free trial followed by three monthly installments of $39.95. The majority of our bad debt expense is associated with these customers due to the nature of installments.

Offsetting the decreases above were additional expenses due to an overall expansion of the Company’s business operations. This includes such areas as an increase in payroll and employee benefit related expenses to approximately $383,000 and $1,037,000 during the three and nine months ended September 30, 2014, from approximately $279,000 and $715,000 during the three and nine months ended September 30, 2013; an increase in travel related expenses, which was centered around new product expansion, to approximately $173,000 and $405,000 during the three and nine months ended September 30, 2014, from approximately $96,000 and $218,000 during the three and nine months ended September 30, 2013; an increase in production costs to approximately $22,000 and $188,000 during the three and nine months ended September 30, 2014, compared to approximately $37,000 and $127,000 during the three and nine months ended September 30, 2013, and lastly an increase in product development and clinical trial costs to approximately $90,000 and $315,000 during the three and nine months ended September 30, 2014, compared to approximately $48,000 and $113,000 during the three and nine months ended September 30, 2013. In addition, total share based compensation expenses increased to approximately $360,000 and $950,000 during the three and nine months ended September 30, 2014, from approximately $73,000 and $379,000 during the three and nine months ended September 30, 2013.

Net Income and Loss

The Company generated a net loss of approximately ($501,000) and ($858,000) for the three and nine months ended September 30, 2014, compared with net income of approximately $101,000 and $1,918,000 for the three and nine months ended September 30, 2013. In addition to the decrease in sales, the other key drivers of the decrease are the Company’s investment in future product development and testing as discussed above. In January 2014, the Company launched a clinical trial for a new skincare resurfacing device system, Derma Brilliance, which will be launched in November 2014. In May 2014, the Company also launched a clinical trial for an acne-care product. Furthermore, the Company began a double blind placebo test in Europe on the DermaWandTM with the goal of opening new markets around the world in the first quarter of 2015. Total product development and testing expenditures were approximately $90,000 and $315,000 during the three and nine months ended September 30, 2014, compared to approximately $48,000 and $113,000 during the three and nine months ended September 30, 2013.  Additionally, as the Company continues to build the infrastructure to bring its products into traditional retail stores, the Company incurred retail advertising expenditures of $65,000 and $131,000 in the three and nine months ended September 30, 2014, compared with $0 in the prior year.   These costs consisted of promotional advertisements and numerous product packaging initiatives.

In addition to the incremental investment described above, the Company’s elastin-rp® media campaign launched in January 2014 and all production related expenses were recognized in the three and nine months ended September 30, 2014. Other production expenses included new short-form spot productions for the DermaWandTM campaign and high-definition enhancements to the long-form infomercial. Total production expenses for the three and nine months ended September 30, 2014 were approximately $22,000 and $188,000 during the three and nine months ended September 30, 2014, compared to approximately $37,000 and $127,000 during the three and nine months ended September 30, 2013.  The Company will incur production expenses for Derma Brilliance and the new Spanish infomercial upon their launch in the fourth quarter of 2014.

Further contributing to the net loss, the Company incurred share based compensation expense of approximately $360,000 and $950,000 during the three and nine months ended September 30, 2014, from approximately $73,000 and $379,000 during the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had approximately $1,584,000 in cash and cash equivalents (including cash held in escrow), compared to approximately $1,433,000 at December 31, 2013. We generated positive cash flows from operations of approximately $89,000 in the nine months ended September 30, 2014 compared to proceeds of approximately $76,000 for the same period in 2013. The positive cash flow from operations during the current period was a result of net loss of approximately $858,000, a decrease in net accounts receivable of approximately $212,000, non-cash share based compensation expense of $950,000, an increase in deferred revenue of $168,000 and an increase in accounts payable and accrued liabilities of 558,000, partially offset by an increase in inventory of approximately $438,000, an increase in prepaid expense and other current assets of approximately $287,000, and a decrease in tax penalties accrued of $104,000.

The Company has a note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of approximately $591,000. Interest accrues at the rate of four and three quarters percent (4.75%) per annum and is paid in arrears as of the end of each calendar quarter, with payment due on the first day of the month following the quarter as to which interest is being paid. The first payment of interest was due on January 1, 2013, for the three quarters beginning April 1, 2012 and ending on December 31, 2012. The principal balance of this note is due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1 2017. In addition to the principal payments, on February 5, 2014, the BB Trust sold $50,000 of its note to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. On March 18, 2014, the BB Trust sold an additional $75,000 of its note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. For the three and nine months ended September 30, 2014 and 2013, $0 and $52,000 and $115,000 and $137,000, respectively, in principal prepayments were made on the note. At September 30, 2014 and December 31, 2013, the balance outstanding was approximately $154,000 and $394,000, respectively.  On October 2, 2014, the shareholder sold an additional $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility is calculated as Adjusted One Month LIBOR Rate plus 2.50%. The facility is collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. The Company did not meet a required level of EBITDA for the trailing twelve months ended September 30, 2014, and obtained a waiver for such period.  Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and place a cash restriction on the Company’s cash for the amount of the line of credit.  The Company has not used the Credit Facility, but will have access to the Credit Facility for working capital and other general corporate purposes as needed. There is no current amount outstanding as of the date of this filing.

The Company had working capital of approximately $3,000,000 at September 30, 2014, compared to approximately $2,900,000 at December 31, 2013. During January and February 2014, 593,333 warrants and 418,333 options were exercised for proceeds of approximately $130,000 and $46,000, respectively.  An additional 60,000 warrants and 89,999 options were exercised in August and September 2014 for proceeds of approximately $15,000.

Based on the Company’s current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the second quarter of 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2014. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as filed with the Commission with our Annual Report form 10-K filed on March 27, 2014.

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

We carried out an evaluation as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no other changes in our internal control over financial reporting for the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required for smaller reporting company

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 28, 2014, the Company issued 50,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $.69 per share. The options vest over three years, provided the recipient is still employed by the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On September 22, 2014, one of our key employees exercised 56,666 options previously issued to her, at an exercise price of $.23 per share, and 33,333 options previously issued to her, at an exercise price of $.53125 per share.  The exercises were cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 46,083 shares. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

ICTV BRANDS INC.

Registrant

Date: November 11, 2014

By: /s/ Kelvin Claney

Name: Kelvin Claney

Title: Chief Executive Officer

Date: November 11, 2014

By: /s/ Richard Ransom

Name: Richard Ransom

Title: President

Date: November 11, 2014

By: /s/ Ryan LeBon

Name: Ryan LeBon

Title: Chief Financial Officer