Form 10-K
period 2014-12-31
ICTV Brands Inc.
filed 2015-03-19
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number 0-49638

ICTV BRANDS INC.

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

Yes      . No  X .

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2014 (the last business day of our most recently completed second fiscal quarter) was $8,542,461 using the closing price of $0.58 on June 30, 2014.

As of March 19, 2015, the registrant had issued and outstanding 24,144,399 shares of common stock.

Documents Incorporated by Reference:  None.

ICTV BRANDS INC.

Index to

Annual Report on Form 10- K

For the Year Ended December 31, 2014

Part I

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10- K may contain “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by ICTV Brands Inc. (“ICTV”).  You should not place undue reliance on forward-looking statements.  Forward-looking statements involve risks and uncertainties.  The actual results that ICTV achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  These forward-looking statements are based on current expectations, and ICTV assumes no obligation to update this information.  Readers are urged to carefully review and consider the various disclosures made by ICTV in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

ICTV Brands Inc. (“ICTV” or the “Company” or “we” or “us”) sells various consumer products via infomercials and through other channels.  We produce long-form infomercials and short-form advertising spots and sell our proprietary brands of advertised products directly to our viewing audience. In addition, we sell products via televised shopping networks, the internet, and retail distribution channels.

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

For the fiscal years ended December 31, 2014 and 2013, 78% and 89%, respectively, of our product sales were generated from products sold through our direct response television consumer division.

Our international third party distributor division represented 22% and 11% of our sales volume for the years ended December 31, 2014 and 2013, respectively. International revenues resulted primarily from the sale of products to international distributors who in turn marketed our products to their respective markets via direct response and retail marketing channels.

We are a Nevada corporation, and our headquarters are located at 489 Devon Park Drive, Suite 315, Wayne, PA 19087.

The ICTV Brands Strategy

Our goal is to create several brands of products and to introduce our brands of products to the market by airing infomercials featuring one or a few anchor products for each particular brand.  As our brands achieve recognition through the infomercial of the anchor product(s), we plan to sell the anchor product(s) and related families of products under those brands through multiple channels, including traditional retail stores.  Our objective is to have our brands of proprietary products sold in retail stores in dedicated shelf space areas by product category.  We are currently developing the infrastructure we will need to develop our brands and to take families of products under those brands to the traditional retail environment.

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

Our product development and marketing efforts are the backbone of our Company.  We put forth extensive effort to research and develop new products that are unique and that will be suitable both for direct response marketing in infomercials and for sale in traditional retail stores.  Our development of new product ideas stems from a variety of sources, including inventors, trade shows, strategic alliances with manufacturing and consumer product companies, industry conferences, and the continuous review of new developments within targeted brand and product categories.  In addition, we also receive unsolicited new product proposals from independent parties.

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

DermaWandTM

We have a worldwide exclusive license to sell the DermaWandTM, a skin care appliance that reduces fine lines and wrinkles and improves overall skin appearance.  The price consumers pay for DermaWandTM varies from country to country, however, it generally ranges from $90-$120.  The DermaWandTM is sold and marketed with DermaVitalTM skin care products which are offered with a monthly continuity program.  The Company sold approximately 444,000 and 407,000 DermaWandTM units worldwide during 2014 and 2013, respectively.  During the year ended December 31, 2014, the Company sold approximately 129,000 and 315,000 units to DRTV consumers and international third party distributors, compared to 206,000 and 201,000, respectively during the year ended December 31, 2013.   Sales to third party distributors are made at a wholesale price.

During 2014 and 2013, the DermaWandTM infomercial aired on both national cable stations and throughout a variety of major and minor broadcast markets in the United States.  The Company recognized $22,764,000 and $33,512,000 of revenue related to the DermaWandTM infomercial, including DermaVitalTM sales, during 2014 and 2013, respectively.  The Company plans to continue to run the current show in 2015, as well as create new short-form infomercials.  In addition, the Company sells the DermaWandTM to third party international distributors in over 40 countries.  The Company recognized approximately $7,192,000 and $4,703,000 of international third party distributor revenue during 2014 and 2013, respectively.

DermaVital®

DermaVital® is a brand of cosmetics with a wide variety of products.  The product line consists of several moisturizers that allow water to penetrate the skin's surface, thus re-hydrating the deeper layers.  Medical experts, including dermatologists, agree that dehydration or lack of water is a major cause of skin problems.  In addition to moisturizers, the DermaVital® line has facial cleansers, microdermabrasion treatments, eye cream, lip cream, and hand cream.  The Company is currently working on developing new products to market under the DermaVital® name.

DermaVital® has been offered to DermaWand buyers through U.S. DRTV and Internet distribution channels as a monthly continuity program.  Customers are enrolled month to month and can cancel at any time.  The Company recognized $3,769,000 and $4,236,000 of DermaVital® revenue during 2014 and 2013, respectively.  The Company is focused on expanding the number of customers that enroll in continuity, increasing the average order value of our continuity shipments, and increasing the average number of cycles that a customer stays in a continuity program.

CoralActives®

In March 2014, the Company entered into a licensing agreement with Ermis Labs, LLC, in which ICTV obtained the exclusive worldwide rights to manufacture and distribute their line of CoralActives® acne treatment and skin cleansing products.  As part of the agreement, the Company purchased approximately $150,000 in inventory.  The Coral Actives product line consists of a cleanser & serum 2-step acne treatment, retinol exfoliating cleanser, penetrating acne serum gel, moisturizer and cleansing bar.  The Company had sales of $45,000 in the year ended December 31, 2014.  The Company incurred clinical trial costs of approximately $14,000 and production costs of approximately $26,000 in the year ended December 31, 2014.  ICTV launched a radio campaign with former Olympic Gold Medalist Shawn Johnson in January 2015.  Additionally, ICTV plans include further development and build-out of a continuity program, production of a new direct response television marketing infomercial and expansion of distribution channels, including retail in 2015.

Derma BrillianceTM

In April 2013, the Company entered into a licensing agreement with DermaNew, Inc., in which the Company obtained the exclusive worldwide rights to manufacture and distribute their latest patented anti-aging and re-surfacing scientific skincare system, Derma BrillianceTM, a patented anti-aging, resurfacing and skin polishing system.  As part of the agreement, the Company paid a non-refundable advance royalty of $25,000 in April 2013 to DermaNew and agreed to share in the cost of a new clinical trial.  The Company incurred Derma BrillianceTM clinical trial costs of approximately $34,000 in the year ended December 31, 2014.  In addition, the Company completed a new long form infomercial and incurred production costs of approximately $265,000 in the year ended December 31, 2014.  The Company performed a limited media test in December 2014 which generated sales of approximately $10,000.  Derma BrillianceTM is scheduled for a live home shopping airing date on the Home Shopping Network (“HSN”) in April 2015 and the Company expects to continue to market the product through both its long form infomercial and live home shopping throughout 2015.

Elastin-rp®

In July 2013, ICTV acquired the exclusive worldwide rights to Elastin-rp® via a licensing agreement with BioActive Skin Technologies.  Elastin-rp® is a branded system of cosmetic formulations designed to help improve the elasticity of the skin, thereby diminishing the appearance of fine lines and wrinkles. Elastin-rp® addresses the anti-aging market and is delivered using a unique body heat-activated system which enables the BioLastin Complex to penetrate quickly to help stimulate your skin’s natural ability to replenish elastin and collagen.  ICTV spent several months re-editing an infomercial it acquired the rights to in the licensing agreement before running media in January 2014.   The Company incurred production costs of approximately $60,000 in the year ended December 31, 2014.  The Company ran media until April 2014 and experienced delays in inventory production, and as such, did not air further media in 2014.  The Company had sales of approximately $72,000 in the year ended December 31, 2014.  The Company plans to continue to market the product and resume the campaign throughout 2015.

JidueTM

In July 2014, the Company entered into an exclusive marketing agreement with Audy Global Enterprises Inc., in which the Company obtained the exclusive worldwide license to market and distribute the JidueTM Facial Massager Mask and associated products, provided that the license does not include the right to manufacture the product. JidueTM is a facial massager that works through 18 uniquely positioned pulsating nodes, which stimulates the 4 key pressure points around the eye to increase facial blood circulation & lymph flow.  The agreement consists of an initial 8-month test period and subsequent 12-month terms.   As part of the agreement, the Company will pay a royalty calculated as a percentage of sales with a minimum annual payment of approximately $100,000 after the initial test period.  The Company incurred additional clinical trial costs of approximately $16,000 in the year ended December 31, 2014.  The Company ran a media test beginning in September 2014 and generated sales of approximately $95,000 for the year ended December 31, 2014.  The Company expects to re-edit the current infomercial and create a new infomercial to test in 2015.

JuvionTM

In November 2013, the Company entered into a licensing agreement with Menovi, Inc. for two devices, the Juvion Face Wand and Eye Pen.  Both devices use technology that combine the use of polarity ions, micro-current, electro-muscle stimulation, galvanic wave energy, and micro-vibration massage. These devices help improve the circulation of blood vessels to increase the composition of collagen and elastin.  The Juvion Face Wand is designed for at home use, while the Juvion Eye Pen can be carried in a bag or purse and used throughout the day. The devices are designed to be used with a polarized ionic serum, which will allow us to build a continuity program around these devices.  We are in the developmental phase with both products and incurred clinical trial costs of approximately $61,000 in the year ended December 31, 2014.  The Company expects to enter into the marketing development phase of the products in the latter half of 2015 and early 2016.

Other Categories

Good Planet Super SolutionTM

In 2014, the Company developed an infomercial for a multiple use cleaning agent named Good Planet Super SolutionTM. Good Planet Super Solution is used for washing and waxing cars, cleaning and polishing stainless steel appliances, as well as multiple household uses.  The Company developed and completed an infomercial and ran a limited media test in December 2014. We incurred production expenses of approximately $241,000 in the year ended December 31, 2014 and expect to market this product primarily on an international basis in 2015.

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

We contract with telemarketing firms to answer phones and capture orders for products sold through our infomercials.  Our storage of inventory, customer service, order processing, and order shipping functions are performed by two outside third party contracted fulfillment centers - a2b Fulfillment in Greensboro, GA and Northland Fulfilment in Toronto, Ontario.

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

Product Rollout

If a positive result is achieved during media testing, we will begin to build up inventory of the product and “roll out” the infomercial on a wider scale by increasing media spending on a weekly basis until a point just before returns diminish.  When we roll out infomercials, we generally begin with a media spend of $7,500 – $10,000 per week for media time for a long-form infomercial and a minimum of $5,000 per week for a short-form infomercial or spot.  We monitor results, payoffs and profitability of our infomercials on a daily basis and aim to be very cautious as to when and how we go about rolling out our infomercials.

In our experience, a “good average” infomercial, which we define as having a media ratio of 2.5:1, will have a life span of twelve to eighteen months and will, at its peak, sustain $150,000 – $200,000 in media spending per week.  A “hit” infomercial, which we define as having a media ratio of 4:1 or greater, will have a life span of eighteen to thirty-six months, and at its peak, will sustain $400,000 – $500,000 in media spending per week.

International Sales

One of the goals of our international third party distributor division is to establish solid distribution relationships in each country where our products are marketed. By doing so, we can tailor our products and production for each individual region, and develop relationships with local experts and established companies that are intimate with the marketplace.  When a product that was domestically sold in an infomercial is prepared for international distribution, the international infomercial operator will dub the infomercial, develop product literature in the appropriate foreign language and review the infomercial’s compliance with local laws.  The international infomercial operator will then test the infomercial and roll it out on a larger scale if the test marketing is successful.  We believe that many well-produced infomercials can produce profitable margins somewhere internationally, even if they have failed in the United States.

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

Competition

We compete directly with several established companies that generate sales from infomercials and direct response television, as well as small independent direct response television producers.    Products similar to ours may be sold in department stores, pharmacies, general merchandise stores, magazines, newspapers, direct mail advertising, catalogs, and over the internet.  Many of our major competitors, who include Telebrands Corp., Thane International Inc. and Guthy-Renker Corp., have substantially greater financial, marketing and other resources than do we.

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

Trademarks

We have several registered trademarks for DermaWandTM, DermaVital®, and Derma BrillianceTM, throughout the world.  In addition, under our current licensing agreements for all products, all related trademarks are assigned to us.

Patents

We have the exclusive right to the use of the worldwide patent for DermaWandTM, as is necessary to manufacture, market and distribute DermaWandTM.  In addition, under our current licensing agreements for all products, all related patents are assigned to us.

Copyrights

We have copyright registrations for all versions of our infomercials for DermaWandTM and Derma BrillianceTM.

Registered Designs

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

Royalty Agreements

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWandTM.  Under a marketing and royalty agreement with the developer of DermaWandTM, we are obligated to pay them a royalty at a fixed rate per unit sold.  The agreement is silent as to its duration.

In April 2013, the Company entered into a licensing agreement with DermaNew, Inc., in which the Company obtained the exclusive worldwide rights to manufacture and distribute their latest patented anti-aging and re-surfacing scientific skincare system, Derma BrillianceTM, a patented anti-aging, resurfacing and skin polishing system.  The agreement contains royalties based on a percentage of net sales.

In July 2013, ICTV acquired the exclusive worldwide rights to Elastin-rp® via a licensing agreement with BioActive Skin Technologies.  Elastin-rp® is a branded system of cosmetic formulations designed to help improve the elasticity of the skin, thereby diminishing the appearance of fine lines and wrinkles.  The agreement contains royalties based on a percentage of net sales.

In March 2014, the Company entered into a licensing agreement with Ermis Labs, LLC, in which ICTV obtained the exclusive worldwide rights to manufacture and distribute their line of CoralActives® acne treatment and skin cleansing products.  The agreement contains royalties based on a percentage of net sales.

In July 2014, the Company entered into an exclusive marketing agreement with Audy Global Enterprises Inc., in which the Company obtained the exclusive worldwide license to market and distribute the JidueTM Facial Massager Mask and associated products, provided that the license does not include the right to manufacture the product.  The agreement contains royalties based on a percentage of net sales.

Governmental Regulation

We are subject to regulation by a variety of federal, state and local agencies, including the Federal Trade Commission, the Federal Communications Commission, the Consumer Product Safety Commission, Health Canada, the Canadian Standards Association and the Food and Drug Administration under the FDC Act.  The government regulations to which we are subject vary depending on the types of products we manufacture and market.  As we begin to market a broader variety of products and services, we may become subject to regulation by additional agencies.

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

Employees

During the course of 2014 we employed a total of 15 employees, 14 full-time employees and 1 part-time employee.    We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

Our business involves a number of risks inherent in operating a direct response television business.  The production of infomercials and purchase of media time for television involves significant advance expenditures.  A short-form infomercial generally costs around $35,000-$50,000 to produce, while production costs for a long-form infomercial are generally around $150,000-$200,000.  We are dependent on the success of the infomercials we produce and the public’s continued acceptance of infomercials in general.  If our infomercials do not generate consumer support and create brand awareness and we cannot recover the initial money we spend on production and media time, we will not be able to recoup the advance expenditures and may go out of business if new products and additional capital are not available.

We depend on key management and employees, the loss of whom may prevent us from implementing our business plan, limit our profitability and decrease the value of your stock.

We are dependent on the talent and resources of our key executives and employees.  In particular, the success of our business depends to a great extent on Kelvin Claney, our Chief Executive Officer and a member of our Board of Directors, and Richard Ransom, our President.  Both Mr. Claney and Mr. Ransom have extensive experience in the direct response industry, and their services are critical to our success.  The market for persons with experience in the direct response television industry is very competitive, and there can be no guarantee that we will be able to retain their services.  The loss of either Mr. Claney or Mr. Ransom may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock.

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

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders.  Out of our 100,000,000 authorized common shares, 76,430,601 shares, or 76%, remain unissued at December 31, 2014.  The Company has 7,053,336 stock options and 460,000 warrants to purchase common stock outstanding as of December 31, 2014. The board of directors has the power to issue such shares without shareholder approval.  None of our 20,000,000 authorized preferred shares are issued.  We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

Our executive officers and directors own or exercise full or partial control over 42% of our outstanding common stock.  As a result, other investors in our common stock may not have much influence on corporate decision-making.  In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

Our executive offices are located in Wayne, Pennsylvania where we lease 2,726 square feet with a monthly lease payment of $4,336, which expires in March 2016.  We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard.  Our property is adequately covered by insurance in the Wayne location.

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

There were no additional legal proceedings in the years ending December 31, 2014 and 2013.

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded in the “OTCQX,” and the Canadian Securities Exchange (“CSE”), which do not constitute an “established trading market”.  The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Yahoo Finance is set forth below.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low		High	Low
Quarter ended	($)	($)	Quarter ended	($)	($)
December 31, 2014	0.75	0.64	December 31, 2013	0.90	0.22
September 30, 2014	0.90	0.64	September 30, 2013	0.58	0.39
June 30, 2014	0.83	0.58	June 30, 2013	0.78	0.15
March 31, 2014	1.05	0.70	March 31, 2013	0.60	0.08

HOLDERS

As of March 19, 2015, there were 24,144,399 shares of common stock outstanding.   We estimate these shares are held by approximately 275 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2014, 666,667 options are outstanding under the Plan.

In December 2011, our Board of Directors approved our 2011 Incentive Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employment of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  As of December 31, 2014, 3,903,335 options are outstanding under the 2011 Plan.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2014.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,570,002	$0.40	1,555,000
Equity compensation plans not approved by security holders	2,483,334	$0.36	N/A
Total	7,053,336	$0.38	1,555,000

Recent Sales of Unregistered Securities

On October 2, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $0.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On December 5, 2014, the Company issued 25,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.72 per share. The options vest over three years, provided the recipient is still employed by the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 5, 2014, the Company issued options to purchase 50,000 shares at a price of $0.62 per share in connection with an agreement with a production company to produce a new short-form infomercial for DermaWandTM.  The options vested immediately from the execution of the agreement and are exercisable at any time prior to five years from the date of grant. The issuance of the option was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On December 8, 2014, the Company issued 200,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.72 per share. The options vest over three years, provided the recipient is still employed by the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 15, 2014, the Company issued a total of 820,000 incentive stock options under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.72 per share.  The options vest one third each year over the next three years, provided the recipient is still employed by the Company.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  The recipients of the options are key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 15, 2014, the Company issued a total of 75,000 incentive stock options to three of its independent directors at a fair market value exercise price of $0.72 per share.  The options vest one third each year over the next three years, provided the recipient is still a director of the Company.  The options may be exercised, once vested, at any time prior to 10 years from the date of grant.  The issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 19, 2014, The Better Blocks Trust sold $75,000 of its note to the Company to two accredited investors, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $0.50 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On December 29, 2014, the Company issued 25,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.71 per share. The options vest over three years, provided the recipient is still employed by the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 15, 2015, three of our key employees exercised 275,000 options previously issued to them.  One of our key employees exercised 125,000 options previously issued to him at an exercise price of $0.0828 per share.  The second key employee exercised 66,667 options previously issued to him at an exercise price of $0.165 per share, and 33,333 options previously issued to him at an exercise price of $0.251 per share.  The third key employee exercised 16,667 options previously issued to him at an exercise price of $0.555 per share, and 33,333 options previously issued to him at an exercise price of $0.295 per share.  The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On January 23, 2015, a shareholder exercised 80,000 warrants previously issued in connection with a private offering, at an exercise price of $0.25 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 3, 2015, a shareholder exercised 80,000 warrants previously issued in connection with a private offering, at an exercise price of $0.25 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 11, 2015, a shareholder exercised 140,000 warrants previously issued in connection with a private offering, at an exercise price of $0.25 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Many of our expenses for our own products are incurred up-front. Some of our up-front expenditures include infomercial production costs and purchases of media time. If our infomercials are successful, these up-front expenditures produce revenue as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our international sales to third party distributors, because we merely act as the distributor for pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2014, with the fiscal year ended December 31, 2013.

Revenues

Our net sales decreased to approximately $32,322,000 during the year ended December 31, 2014 from approximately $40,964,000 during the year ended December 31, 2013.  Net sales relating to DermaWandTM for direct response television (DRTV), including DermaVital®, were approximately $22,764,000 in 2014 as compared to approximately $33,512,000 in the prior year.  The primary driver of the decrease in revenue was a decline in sales generated by the Company’s Spanish language version of the DermaWandTM infomercial from approximately $12,259,000 for the year ended December 31, 2013 to approximately $5,310,000 for the year ended December 31, 2014.  Another reason for the decrease in total sales is a decrease in the Company’s live televised home shopping sales. The Company did not generate any sales from live televised home shopping during the year ended December 31, 2014, compared to approximately $589,000 during the year ended December 31, 2013.  The Company expects to resume airings on live televised home shopping in 2015.  Additionally, as the Company continues to develop and allocate additional resources to new products, the Company reduced its total media spend from approximately $12,737,000 during the year ended December 31, 2013 to approximately $10,629,000 during the year ended December 31, 2014.  Further, as a result of the reduced media spend, sales related to the DermaVitalTM skin care line were approximately $3,769,000 and $4,236,000 of DermaVital® revenue during 2014 and 2013, respectively.

During the year ended December 31, 2014, international third party distributor sales revenue for the DermaWandTM increased to approximately $7,192,000 from approximately $4,703,000 in the prior year, an increase of $2,489,000.  The increase in sales internationally is primarily due to the Company’s third party distributor customer located in Mexico, Inova. Sales to Inova were approximately $4,934,000 for the year ended December 31, 2014 compared to approximately $892,000 for the year ended December 31, 2013.

Gross Margin

Gross margin percentage was 70% in 2014, compared to 72% in 2013.  In 2014, we generated approximately $22,507,000 in gross profit, compared to approximately $29,455,000 in 2013.   The decrease in gross margin percentage is a result of a higher percentage of international third party distributor sales compared to DRTV consumer sales, due to international third party distributor sales having a lower gross margin. The gross margin percentage for domestic DRTV consumer revenue was approximately 77% and 75% compared to approximately 45% and 47% for international third party distributor sales in 2014 and 2013, respectively.  International third party distributor sales as a percentage of total sales was approximately 22% in 2014 compared to 11% in 2013.

Operating Expenses

Total operating expenses decreased to approximately $24,805,000 during the year ended December 31, 2014, compared to approximately $27,732,000 in the prior year.  This decrease in operating expenses is due to a few key factors. The largest factor is a decrease in media expenditures. Media expenditures were approximately $10,629,000 and $12,737,000 in the years ended December 31, 2014 and 2013, respectively.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expenses were approximately $1,526,000 and $2,736,000 during the years ended December 31, 2014 and 2013, respectively.  Customer service expenses were approximately $1,156,000 and $1,661,000 during the years ended December 31, 2014 and 2013, respectively.  Merchant fees decreased to approximately $723,000 in the year ended December 31, 2014, compared to approximately $1,040,000 during the year ended December 31, 2013. Total bad debt expenses decreased to approximately $1,780,000 during the year ended December 31, 2014 from approximately $3,195,000 in the prior year, which is consistent with the decrease in sales.  Bad debt as a percentage of DRTV consumer sales decreased to 8% from 9% in the prior year due to additional security measures with our merchant service provider.  On average, 50% of our customers elect to take the free trial followed by three monthly installments of $39.95, which due to the nature of the installments, results in the majority of our bad debt expense.

Offsetting the decreases above were additional expenses due to an overall expansion of the Company’s product development and offerings. In 2014, the Company invested in a number of different products and projects in which the benefit is anticipated to come in future periods.  This includes such areas as an increase in payroll and employee benefit related expenses to approximately $1,507,000 during the year ended December 31, 2014, from approximately $929,000 during the year ended December 31, 2013; an increase in travel related expenses, which was centered around new product expansion, to approximately $525,000 during the year ended December 31, 2014, from $283,000 during the year ended December 31 2013;  an increase in production costs to approximately $831,000 during the year ended December 31, 2014, compared to approximately $213,000 during the year ended December 31, 2013, and lastly an increase in product development and clinical trial costs to approximately $528,000 during the year ended December 31, 2014, compared to approximately $196,000 during the year ended December 31, 2013. In addition, total share based compensation expenses increased to approximately $1,270,000 during the year ended December 31, 2014, from approximately $724,000 during the year ended December 31, 2013.

Net Income (Loss)

The Company generated a net loss of approximately $2,284,000 for the year ended December 31, 2014, compared with net income of $1,646,000 for the year ended December 31, 2013. In addition to the decrease in sales, the other key drivers of the decrease are the Company’s investment in future product development and testing as discussed above.  Clinical trial and product development costs for Derma BrillianceTM, CoralActives®, JuvionTM, and JidueTM amounted to $132,000 during the year ended December 31, 2014.  Furthermore, the Company incurred approximately $176,000 in clinical trial costs for a double blind placebo test in Europe on the DermaWandTM, which was successfully completed and is expected to help open up new markets such as the UK and Japan in 2015.   Additionally, as the Company continues to build the infrastructure to bring its products into traditional retail stores, the Company incurred retail advertising expenditures, consisting of promotional advertisements and numerous product packaging initiative of approximately $162,000 during the year ended December 31, 2014, compared with $0 in the prior year.

In addition to the incremental investment costs described above, the Company’s incurred a number of production related expenses in 2014 for campaigns that are still in a test or product rollout phase.  Production expenditures for Derma Brilliance, Good Planet Super SolutionTM, elastin-rp®, and CoralActives® were approximately $265,000, $241,000, $60,000, and $26,000, respectively, as compared to $0 in the prior year.  Additionally, other production expenses included a new Spanish infomercial for the DermaWandTM campaign and high-definition enhancements to the DermaWandTM long-form infomercial which amounted to approximately $195,000 during the year ended December 31, 2014.

Further contributing to the net loss, the Company incurred share based compensation expense of approximately $1,270,000 during the year ended December 31, 2014 compared to approximately $724,000 during the year ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, we had approximately $1,645,000 in cash and cash equivalents and cash held in escrow, compared to approximately $1,433,000 at December 31, 2013.

We generated positive cash flows from operations of approximately $161,000 during the year ended December 31, 2014 compared to positive cash flows of approximately $648,000 for the same period in 2013. The positive cash flow from operations during the current period was a result of net loss of approximately $2,284,000, an increase in net accounts receivable of approximately $157,000, an increase in inventory of approximately $200,000, a decrease in tax penalties accrued of approximately $104,000, which was more than offset by non-cash share based compensation expense of approximately $1,270,000, an increase in deferred revenue of approximately $512,000, a decrease of prepaid expenses of approximately $54,000, and an increase in accounts payable and accrued liabilities of approximately $1,192,000.

The Company had a convertible note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of $591,000. For the years ended December 31, 2014 and 2013, principal payments of approximately $119,000 and $197,000 were made on the note.  The remainder of the note was sold by the shareholder to accredited investors and converted to shares of the Company’s stock in 2014, as described further in Note 5.  At December 31, 2014 and 2013, the balance outstanding was $0 and $394,000, respectively.   The Company has no other debt obligations as of December 31, 2014.

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility was calculated using the Adjusted One Month LIBOR Rate plus 2.50%. The facility was collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. The Company did not meet a required level of EBITDA for the trailing twelve months ended September 30, 2014, and obtained a waiver for such period.  Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and place a cash restriction on the Company’s cash for the amount of the line of credit.  The Company has not used the Credit Facility and the balance at December 31, 2014 was $0.  The effective rate at December 31, 2014 based on the formula above was 2.6635%.  Effective February 18, 2015, the Company terminated the Credit Facility and the $500,000 collateral held in escrow was released.

The Company had working capital of approximately $1,918,000 at December 31, 2014, compared to $2,871,000 at December 31, 2013.  During 2014, 653,333 warrants and 508,332 options were exercised for proceeds of approximately $145,000 and $46,000, respectively.  An additional 300,000 warrants were exercised in January 2015 for proceeds of approximately $75,000.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $317,000 and $446,000 as of December 31, 2014 and 2013, respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $221,000 and $239,000 as of December 31, 2014 and 2013, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at December 31, 2014 and 2013 is approximately $115,000 and $139,000 of consigned product, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Revenue recognition

For our direct response television consumer sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the Consolidated Statement of Operations are net of sales taxes.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers.  Revenue related to international third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures.  Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation as of December 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management believes that, as of December 31, 2014, our internal control over financing reporting was effective.

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

Changes in internal control over financial reporting

During the year ended December 31, 2014, the Board of Directors established an Audit Committee, consisting of William Kinnear, Stephen Jarvis, and Donald McDonald.  Mr. Kinnear is Chairman of the Audit Committee.   There were no other significant changes in internal controls over financial reporting.

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

NAME	AGE	POSITION
Kelvin Claney	65	Chief Executive Officer, Secretary and Chairman
Richard Ransom	36	President
Ryan LeBon	32	Chief Financial Officer
Stephen Jarvis	61	Director, Audit Committee Member
William Kinnear	70	Director
Donald McDonald, Jr.	62	Director

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

Ryan LeBon – Chief Financial Officer

Ryan LeBon joined the Company in June of 2013 as the Company’s Director of Financial Reporting.  Effective January 1, 2014, our Board of Directors appointed Ryan LeBon as Chief Financial Officer of the Company.  Prior to joining the Company, Mr. LeBon had over nine years of experience with Deloitte & Touche LLP, as an Audit Manager primarily serving SEC registrants, and as a Controller with General Electric. Mr. LeBon is a graduate of Villanova University with a degree in accounting and is a Certified Public Accountant in Pennsylvania.

Stephen Jarvis – Director

Stephen Jarvis has served as a director of the Company since December 17, 2009.  Mr. Jarvis is the co-founder and President of Positive Response Vision, Inc., located in Manila, Philippines.  Formed in 1996, Positive Response Vision is one of the largest infomercial-based direct response companies in Southeast Asia, and has 400 employees.  The company markets and distributes a vast range of products throughout the Philippines. As President, Mr. Jarvis is responsible for product sourcing and acquisition, inventory, finance control and design issues.  Mr. Jarvis also produces infomercials in a private capacity, licensing them to Positive Response Vision and other international infomercial companies.  Mr. Jarvis has been engaged in direct response marketing since 1983.

William Kinnear – Director

William Kinnear became a director of the Company in March 2013.  Mr. Kinnear is a Chartered Professional Accountant in Canada, and has over 40 years of experience as a senior officer with a variety of companies, both public and private, in the accounting and financial disciplines.  His experience includes the areas of mortgage underwriting and finance, point of sale, steel fabrication, secretarial services, and investments.  Mr. Kinnear is currently Corporate Secretary for a private investment company, and provides corporate secretarial services to a variety of companies, working closely with stock exchanges and security commissions within Canada.

Donald McDonald, Jr. – Director

Donald McDonald Jr. became a director of the Company in April 2014.  Mr. McDonald’s 40-year career spans several organizations from financing to direct response advertising to technology and media. His responsibilities as a founder and executive over the past 30 years include strategy vision, management, operational and sales. In particular, Mr. McDonald led National Media Corporation, a direct response marketing company, to $320 million in annual sales and a NYSE listing as a public company.  Mr. Mc Donald is currently with Great Valley Capital Advisors, assisting companies with corporate development and strategy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock.  To the best of the Company's knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2014.

Audit Committee and Code of Ethics

Effective April 28, 2014, the Board of Directors established an Audit Committee, consisting of our three independent members, William Kinnear, Stephen Jarvis, and Donald McDonald.  Mr. Kinnear is Chairman of the Audit Committee and is considered the Audit Committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2014 and 2013, by our executive officers (the "Named Officers").

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock ($)(1)	Option Awards Granted ($)(2)
Kelvin Claney (Chief Executive Officer)	2014	275,000	10,000	25,000	216,900
	2013	240,000	25,000	-	25,100

Richard Ransom (President)	2014	185,000	10,000	25,000	144,600
	2013	160,000	25,000	-	136,800

Ryan LeBon (Chief Financial Officer)	2014	125,000	10,000	25,000	255,030
	2013	110,000	7,500	-	85,000

(1)Stock awarded as exercise of options on January 15, 2015 including applicable taxes.  Stock and cash bonus amounts were paid on January 15, 2015 and accrued for as of December 31, 2014.

(2)Option awards measured in accordance with FASB ASC Topic 718 and such awards vest over three years.  See Note 2 for further information.

Compensation of Directors

During 2014, Stephen Jarvis, William Kinnear and Donald McDonald, Jr. each received $6,000 as compensation for their service as directors.  During 2013, our directors each received $4,000 as compensation for their service as directors.  In 2014 and 2013, Stephen Jarvis was paid $2,640 and $2,640, respectively, for commissions above and beyond his duties as a director.  In April 2014, Donald McDonald, Jr. was awarded 100,000 common stock options at a price of $0.70.  In December 2014, Stephen Jarvis, William Kinnear and Donald McDonald, Jr. were also issued options each to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.72.

Employment Contracts

We entered into an Employment Agreement with Kelvin Claney, our Chief Executive Officer, effective March 1, 2011.  Under the terms of this agreement, the Company will pay an annual salary that is subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January 1, 2015, this annual salary was increased to $290,000 from $275,000 and approved by the Board of Directors. The CEO is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses.  The initial term of this employment agreement is five years and automatically renews for successive one year periods unless either party provides not less than 60 days prior written notice of their intent not to renew the agreement.  If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance pay in a lump sum payment equal to one year of his base salary, health insurance reimbursement and automobile expenses allowance as in effect on the date of termination. Under the Employment Agreement, Mr. Claney will be considered terminated without cause if his substantive responsibilities are changed without his prior approval, or if all or substantially all of the assets of the Company are sold, or a controlling interest in the Company is sold, unless in connection with such a sale Mr. Claney’s Employment Agreement is assumed by the buyer or he is offered an employment contract for substantially the same responsibilities, for a term of at least one year, and at substantially the same compensation, terms and benefits as provided in the Employment Agreement.

On April 17, 2012, the Company entered into an employment agreement with Richard Ransom, our President.  Under the terms of this agreement, the Company will pay an annual salary that is subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January, 1, 2015, this annual salary was increased to $200,000 from $185,000 and approved by the Board of Directors.  The President is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement, automobile allowance and other reimbursable expenses.  The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

On June 26, 2014, the Company entered into an employment agreement with Ryan LeBon, Chief Financial Officer. Under the terms of this agreement, the Company will pay an annual salary that is subject to review and, if appropriate, adjustment on an annual basis by the Company’s Board of Directors.  Effective January, 1, 2015, this annual salary was increased to $140,000 from $125,000 and approved by the Board of Directors.  The Chief Financial Officer is also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and is entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses. The employment agreement will continue until terminated by either party in accordance with the terms of the agreement. If the employment agreement is terminated by the Company without cause, the employee will be entitled to a severance payment equal to one year’s salary and benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 19, 2015 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group.  As of March 19, 2015, we had 24,144,399 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned(12)
Kelvin Claney, Chairman and Chief Executive Officer, Member of the Board of Directors(1)(6)(13)	7,594,936	31.5%
The Better Blocks Trust, declared January 1, 1994 (2)	6,668,660	27.6%
Richard Ransom, President (1)(7)	914,166	3.8%
Ryan LeBon, Chief Financial Officer (1)(8)	66,666	0.3%
Stephen Jarvis, Member of the Board of Directors (3)(9)	497,000	2.1%
William Kinnear, Member of the Board of Directors (4)(10)	91,667	0.4%
Donald McDonald, Jr., Member of the Board of Directors (5)(11)	33,333	0.1%
John J. Grimley, Jr.	1,453,600	6.0%
ALL AS A GROUP	10,651,368	44.1%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)

The business address for these persons is 489 Devon Park Drive, Suite 315, Wayne, PA 19087.

(2)

The address for The Better Blocks Trust is 230 N 21st Street, Unit 302, Philadelphia, PA 19103.

(3)

Mr. Jarvis’s business address is 320 J P Razal Street, Unit 301, 3rd Floor Aralco Bldg., Poblacion, Makati City 1210, Philippines.

(4)

Mr. Kinnear’s business address is 2120 - 130 Adelaide Street West, Toronto, Ontario M5H 3P5, Canada.

(5)

Mr. McDonald’s business address is 431 Drummers Lane, Wayne PA 19087

(6)

Includes 233,333 shares as to which Mr. Claney holds exercisable options within 60 days.

(7)

Includes 275,000 shares as to which Mr. Ransom holds exercisable options within 60 days.

(8)

Includes 16,666 shares as to which Mr. LeBon holds exercisable options within 60 days.

(9)

Includes 133,334 shares as to which Mr. Jarvis holds exercisable options within 60 days.

(10)

Includes 91,667 shares as to which Mr. Kinnear holds exercisable options within 60 days.

(11)

Includes 33,333 shares as to which Mr. McDonald holds exercisable options within 60 days.

(12)

Currently exercisable options have been included as outstanding shares for purposes of this calculation.

(13)

Includes 6,668,660 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee.  Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.

(14)

Mr. Grimley’s business address is 308 West Lancaster Avenue, Wayne PA 19087.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A majority of our directors are independent, as determined in accordance with the definition of independence in the NYSE Listed Company Manual.  Our independent directors are Messrs. Jarvis, Kinnear and McDonald.

The Company had a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified with new terms to include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest payments of $7,000 and $23,000 were paid during 2014 and 2013, respectively.

On April 1, 2012, when the note was modified, a conversion option was added that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The principal balance of this note was due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017. This note was able to be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  Principal payments of $119,000 and $197,000 were made during the years ended December 31, 2014 and 2013, respectively.

On February 5, 2014, the shareholder sold $50,000 of the note to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. Additionally, on March 18, 2014, the shareholder sold $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  On October 2, 2014, the shareholder sold an additional $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.   On December 19, 2014, the shareholder sold an additional $75,000 of the note to two accredited investors, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.

At December 31, 2014 and 2013, the balance outstanding was $0 and $394,000, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered from EisnerAmper LLP for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $141,225 in 2014 and $134,575 in 2013.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above.

Tax Fees

The aggregate fees billed to the Company for professional services rendered for tax compliance, tax advice, and tax planning were $29,000 in 2014 and $50,100 in 2013.

All Other Fees

There were no other fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm.

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation
3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2 *	Promissory Note by Moran Dome Exploration Inc. payable to the Trustees of the Better Blocks Trust, in the amount of $590,723.27

10.3 *	Extension of Promissory Note dated August 23, 2001, by and between the Trustees of the Better Blocks Trust and ICTV Brands Inc.

10.4 **	Second Extension of Promissory Note dated March 25, 2002, by and between the Trustees of the Better Blocks Trust and International Commercial Television Inc.

10.5 ***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – President

31.3****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

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

ICTV BRANDS INC.

Date:	March 19, 2015	By:	/s/ Kelvin Claney
Name: Kelvin Claney
Title: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	March 19, 2015
Name: Kelvin Claney
Title: Chief Executive Officer and Director

By:	/s/ Richard Ransom	Date:	March 19, 2015
Name: Richard Ransom
Title: President

By:	/s/ Ryan LeBon	Date	March 19, 2015
Name: Ryan LeBon
Title: Chief Financial Officer

By:	/s/ Stephen Jarvis	Date	March 19, 2015
Name: Stephen Jarvis
Title: Director

By:	/s/ William Kinnear	Date	March 19, 2015
Name: William Kinnear
Title: Director

By:	/s/ Donald McDonald, Jr.	Date	March 19, 2015
Name: Donald McDonald, Jr.
Title: Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ICTV Brands Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ICTV Brands Inc.

We have audited the accompanying consolidated balance sheets of ICTV Brands Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICTV Brands, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/EisnerAmper, LLP

Jenkintown, Pennsylvania

March 19, 2015

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,097,008	$1,370,178
Cash held in escrow	547,975	62,924
Accounts receivable, net of doubtful account reserves of $316,643 and $446,307, respectively	948,014	791,292
Inventories, net	1,978,001	1,778,073
Prepaid expenses and other current assets	631,814	733,427
Total current assets	5,202,812	4,735,894

Furniture and equipment	72,008	81,507
Less accumulated depreciation	(42,186)	(66,712)
Furniture and equipment, net	29,822	14,795

Other assets	-	21,297
Total assets	$5,232,634	$4,771,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,582,936	$1,391,342
Severance payable – short-term	40,800	40,800
Deferred revenue – short-term	660,564	242,827
Tax penalties payable	-	190,000
Total current liabilities	3,284,300	1,864,969

Severance payable – long-term	6,200	47,000
Deferred revenue – long-term	480,693	386,821
Convertible note payable to shareholder– long-term	-	393,723
Total long-term liabilities	486,893	827,544

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,569,399 and 21,826,650 shares issued and outstanding as of December 31, 2014 and 2013, respectively	13,359	11,616
Additional paid-in-capital	9,340,645	7,676,177
Accumulated deficit	(7,892,563)	(5,608,320)
Total shareholders’ equity	1,461,441	2,079,473

Total liabilities and shareholders’ equity	$5,232,634	$4,771,986

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

NET SALES	$32,322,312	$40,964,127

COST OF SALES	9,815,588	11,508,854

GROSS PROFIT	22,506,724	29,455,273

OPERATING EXPENSES:

General and administrative	7,718,492	7,867,497
Selling and marketing	17,086,125	19,864,436

Total operating expenses	24,804,617	27,731,933

OPERATING INCOME (LOSS)	(2,297,893)	1,723,340

INTEREST EXPENSE, NET	7,103	22,494

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(2,304,996)	1,700,846

PROVISION (BENEFIT) FOR INCOME TAX	(20,753)	54,968

NET INCOME (LOSS)	$(2,284,243)	$1,645,878

BASIC NET INCOME (LOSS) PER SHARE	$(0.10)	$0.08
DILUTED NET INCOME (LOSS) PER SHARE	$(0.10)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	23,087,106	21,547,775
DILUTED	23,087,106	24,726,718

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2013	20,722,756	$10,562	$6,843,267	$(7,254,198)	$(400,369)

Net income	-	-	-	1,645,878	1,645,878

Share based compensation	-	-	638,910	-	638,910

Exercise of warrants	45,563	46	18,179	-	18,225

Expense for previously issued common stock for consulting services	-	-	10,834	-	10,834

Issuance of restricted stock for consulting services	75,000	75	69,720	-	69,795

Exercise of options	933,331	933	95,267	-	96,200

Balance at December 31, 2013	21,826,650	$11,616	$7,676,177	$(5,608,320)	$2,079,473

Net (loss)	-	-	-	(2,284,243)	(2,284,243)

Share based compensation	-	-	1,146,075	-	1,146,075

Exercise of warrants	653,333	653	143,930	-	144,583

Expense for previously issued common stock for consulting services	-	-	6,318	-	6,318

Issuance of restricted stock for consulting services	75,000	75	47,880	-	47,955

Conversion of shareholder note payable	550,000	550	274,450	-	275,000

Exercise of options	464,416	465	45,815	-	46,280

Balance at December 31, 2014	23,569,399	$13,359	$9,340,645	$(7,892,563)	$1,461,441

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,284,243)	$1,645,878
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	6,400	9,763
Bad debt expense	1,780,112	3,195,211
Stock based compensation	1,269,503	723,694
Reduction in tax penalties payable	(85,933)	-
Change in assets and liabilities:
Accounts receivable	(1,936,834)	(2,831,648)
Inventories	(199,928)	201,684
Prepaid expenses and other assets	53,756	(286,414)
Accounts payable and accrued liabilities	1,191,594	(1,969,403)
Severance payable	(40,800)	(40,800)
Tax provision payable	-	(138,124)
Tax penalties payable	(104,067)	(80,000)
Deferred revenue	511,609	217,888
Net cash provided by operating activities	161,169	647,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(21,428)	(10,249)
Net cash used in investing activities	(21,428)	(10,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	46,280	96,200
Proceeds from exercise of warrants	144,583	18,225
Payments on note payable	-	(30,169)
Proceeds held as collateral on line of credit	(500,000)	-
Payments on convertible note payable to shareholder	(118,723)	(197,000)
Net cash used in financing activities	(427,860)	(112,744)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(288,119)	524,736
CASH AND CASH EQUIVALENTS, beginning of the year	1,433,102	908,366

CASH AND CASH EQUIVALENTS, end of the year	$1,144,983	$1,433,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$6,585	$145,530
Tax penalties and interest paid	104,067	-
Interest paid	8,485	23,048
Write off of fully depreciated furniture and equipment	30,928	-
Conversion of shareholder note payable	275,000	-

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

International Commercial Television Inc., (the “Company” or “ICTV”) was organized under the laws of the State of Nevada on June 25, 1998.  On July 3, 2014, the Board of Directors of the Company recommended to the shareholders that the Company’s Articles of Incorporation be amended to change the name of the Company to ICTV Brands Inc. On July 16, 2014, the holders of a majority of the Company’s outstanding stock approved the amendment which became effective on August 20, 2014.

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

Effective February 17, 2011, the Company acquired 100% of the equity interest in Better Blocks International Limited (“BBI”).

The Company develops, markets and sells products through a multi-channel distribution strategy, including long-form infomercials which we produce, short-form advertising spots, live home shopping television, specialty outlets, online shopping, and traditional retail stores. We offer primarily health and beauty products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, and DermaVital®, a professional quality skin care line that effects superior hydration, and the CoralActives® brand of acne treatment and skin cleansing products.  We acquire the rights to our products that we market via licensing agreements, acquisition and in-house development.  We currently sell these products domestically and internationally.

The goal of our strategy is to use the brand awareness we create in our infomercials so that we can sell the products featured in our infomercials, along with related families of products, under distinct brand names on both a continuity program model basis and in traditional retail stores. Our goal is to have these families of products sold in the traditional retail environment in shelf-space dedicated to the product category. Currently, this plan is primarily being executed with the DermaWandTM and the DermaVital® skincare line. The Company is presently exploring other devices and consumable product lines currently under licensing agreements.

Note 2 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI.  All significant inter-company transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. The most significant estimates used in these consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, valuation allowance on deferred tax assets and share based compensation.  Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance ASU No. 2014-09 - Revenue from Contracts with Customers, on revenue recognition. The new standards provides for a single five-step model to be applied to all revenue contracts with customers as well as required additional financial statement disclosure that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

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

As of December 31, 2014, 73% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 5% of the Company’s accounts receivable was cash due from the Company’s credit card processors.  Furthermore, 12% was due from a retail account.  Major customers are considered to be those who accounted for more than 10% of net sales. For the year ended December 31, 2014, 15% of net sales were made to our international third party distributor Inova, located in Mexico.  There were no major customers for the fiscal year ended December 31, 2013.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The carrying values of   financial   instruments   such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.  It was not practicable to estimate the fair value of the Note Payable to Shareholder due to its related party nature.

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash held in escrow

The Company utilizes Transfirst ePayment Services’ Check Gateway platform for electronic check processing, which maintains a reserve fund within our electronic check processing account to cover fees, charges, and expenses due to them, including those estimated for possible customer charge backs.  At December 31, 2014 and 2013, the amount of such reserves were approximately $48,000 and $63,000, respectively.  ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, Chase Paymentech, does not require such a reserve.

Additionally, as described further in Note 6, effective November 7, 2014, the Company’s credit facility with JP Morgan Chase was amended to remove the EBITDA covenant and hold the amount of the line of credit as collateral.  At December 31, 2014 and 2013, such amount was $500,000, and $0, respectively.  Effective February 18, 2015, the Company terminated the Credit Facility and the $500,000 collateral held in escrow was released.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Consolidated Statements of Operations.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $317,000 and $446,000 as of December 31, 2014 and 2013, respectively.  The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that have been sold to customer and had cash collections, while the customer still has the right to return the product.   The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $221,000 and $239,000 as of December 31, 2014 and 2013, respectively.

Inventories

Inventories consist primarily of finished products held for resale, and are valued at the lower of cost (first-in, first-out method) or market.  The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at December 31, 2014 and 2013 is approximately $115,000 and $139,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $6,000 and $10,000, respectively, for the years ended December 31, 2014 and 2013.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2014 and 2013.

Revenue recognition

For our domestic direct response television consumer sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the Statement of Operations are net of sales taxes.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers.  Revenue related to international third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.  Included in deferred revenue – short-term are payments received prior to shipment on international sales of approximately $471,000 and $119,000 as of December 31, 2014 and 2013, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

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

	Years ended December 31,
	2014	2013
Deferred extended warranty revenue:
At beginning of period	$510,630	$171,319
Revenue deferred for new warranties	331,260	436,816
Revenue recognized	(171,815)	(97,505)
At end of period	$670,075	$510,630

Current portion	$189,382	$123,809
Non-current portion	480,693	386,821
	$670,075	$510,630

Shipping and handling

The amount billed to a customer for shipping and handling is included in revenue.  Shipping, handling and processing revenue approximated $4,492,000 and $5,990,000 for the years ended December 31, 2014 and 2013, respectively.  Shipping and handling costs are included in cost of sales.  Shipping and handling costs approximated $2,348,000 and $3,443,000 for the years ended December 31, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc.  Product testing and development costs approximated $528,000 and $168,000 for the years ended December 31, 2014 and 2013, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements.  Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign.  The Company incurred approximately $10,629,000 and $12,737,000 in media costs for airing its infomercials, $831,000 and $213,000 in new production costs, and $601,000 and $318,000 in internet marketing costs for the years ended December 31, 2014 and 2013, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”).  The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  The Plan expired in February 2011.  As of December 31, 2014, 666,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant.  As of December 31, 2014, 3,903,335 options are outstanding under the 2011 Plan.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument.  The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model.  The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.  Nonvested stock options granted to non-employees are remeasured at each reporting period.

The Company uses ASC Topic 718, “Share-Based Payments”, to account for stock-based compensation issued to employees and directors. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the years ended December 31, 2014 and 2013:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$0.24
Granted during the year	1,670,000	-	1,670,000	0.69
Exercised during the year	(374,999)	-	(374,999)	0.15
Forfeited during the year	(200,001)	-	(200,001)	0.48

Balance, December 31, 2014	4,220,002	350,000	4,570,002	$0.40

Stock options

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	2,730,000	350,000	3,080,000	$0.18
Granted during the year	1,295,000	-	1,295,000	0.27
Exercised during the year	(899,998)	-	(899,998)	0.10
Forfeited during the year	-	-	-	-

Balance, December 31, 2013	3,125,002	350,000	3,475,002	$0.24

Of the stock options outstanding as of December 31, 2014 under the Stock Option Plans, 1,615,557 options are currently vested and exercisable.  The weighted average exercise price of these options was $0.22.  These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2014 and 2013, was approximately $774,000 and $486,000, respectively. The aggregate intrinsic value for stock options exercised during the year ended December 31, 2014 and 2013 was approximately $205,000 and $184,000, respectively.

For the years ended December 31, 2014 and 2013, the Company recorded approximately $376,000 and $262,000 respectively in stock compensation expense under the Plans.  At December 31, 2014, there was approximately $1,231,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2014 and 2013 to value the stock options granted during the period:

2014		2013
Risk-free interest rate	1.90% - 2.30%	Risk-free interest rate	1.14% - 2.13%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	181% - 340%	Expected volatility	318% - 352%
Weighted average grant date fair value	$0.72	Weighted average grant date fair value	$0.30

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the years ended December 31, 2014 and 2013:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$0.23
Granted during the year	175,000	560,000	735,000	0.64
Exercised during the year	-	(133,333)	(133,333)	0.15
Balance, December 31, 2014	466,667	2,016,667	2,483,334	$0.36

Stock options

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2013	150,000	1,650,000	1,800,000	$0.20
Granted during the year	175,000	190,000	365,000	0.34
Exercised during the year	(33,333)	-	(33,333)	0.15
Expired during the year	-	(250,000)	(250,000)	0.18

Balance, December 31, 2013	291,667	1,590,000	1,881,667	$0.23

Of the stock options currently outstanding outside of the Stock Option Plans at December 31, 2014, 2,075,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.31. These options expire through December 2024.  The aggregate intrinsic value for options outstanding and exercisable at December 31, 2014 and 2013, was approximately $817,000 and $537,000, respectively.  The aggregate intrinsic value for stock options exercised during the year ended December 31, 2014 and 2013 was approximately $73,000 and $23,000, respectively.

For the years ended December 31, 2014 and 2013, the Company recorded approximately $770,000 and $377,000, respectively in stock compensation expense related to stock options outside of the Stock Option Plans.  At December 31, 2014, there was approximately $132,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2014 and 2013 to value the stock options issued outside the Plans:

2014		2013
Risk-free interest rate	1.01% – 2.73%	Risk-free interest rate	1.14% – 3.04%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	2.50 – 10.00 years	Expected life	5.00 – 10.00 years
Expected volatility	181% - 341%	Expected volatility	262% - 322%
Weighted average grant date fair value	$0.76	Weighted average grant date fair value	$0.43

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 3 - Commitments and contingencies

The following is a summary of all stock options outstanding, and nonvested for the year ended December 31, 2014:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2014 – nonvested	2,923,334	862,500	3,785,834	$0.25
Granted	1,845,000	560,000	2,405,000	0.67
Vested	(1,305,554)	(1,322,500)	(2,628,054)	0.38
Forfeited	(200,001)	-	(200,001)	0.48
Balance, December 31, 2014 – nonvested	3,262,779	100,000	3,362,779	$0.51

Leases

As of December 31, 2014, the Company had an active lease related to the office space rented in Wayne, Pennsylvania.  Total rent expense incurred during 2014 and 2013 totaled approximately $54,000 and $49,000, respectively.  During the year ended December 31, 2013, the Company moved to a different building within the same facility and has amended the lease through March 2016.  The schedule below details the future financial obligations under the lease.

	2015	2016	2017	2018	2019	TOTAL OBLIGATION
Wayne - Corporate HQ	$53,100	$13,300	$-	$-	$-	$66,400

Total Lease Obligations	$53,100	$13,300	$-	$-	$-	$66,400

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

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM.  This agreement was amended and superseded on July 28, 2010.  The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world.   The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period.  If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only.  If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals.  The Company met the minimum requirements in each of the years ended December 31, 2014 and 2013.

The amount of royalty expense incurred for sales of the DermaWandTM included in cost of sales in the accompanying Consolidated Statements of Operations were approximately $1,159,000 and $1,018,000 for the years ended December 31, 2014 and 2013, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 3 - Commitments and contingencies (continued)

Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy.  On February 20, 2007, the Company purchased its own liability insurance, which expires on April 20, 2015.  The Company intends to renew this policy.  At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant.   Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012.  The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010.  In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012.  In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016.  The severance payable balance at December 31, 2014 and 2013 is approximately $47,000 and $88,000, respectively of which $41,000 is current and $6,000 is long-term as of December 31, 2014.

Note 5 - Related party transactions

The Company had a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723.  Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment.  On April 1, 2012, the note payable was modified with new terms to include interest at the rate of four and three quarters percent (4.75%) per annum.  Interest payments of approximately $7,000 and $23,000 were paid during 2014 and 2013, respectively.

On April 1, 2012, when the note was modified, a conversion option was added that stated that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Conversion is at the option of lender.  Any amount not converted will continue to be payable in accordance with the terms of the note.  The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification.  The principal balance of this note was due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017. This note was able to be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due.  Principal payments of approximately $119,000 and $197,000 were made during the years ended December 31, 2014 and 2013, respectively.

On February 5, 2014, the shareholder sold $50,000 of the note to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. Additionally, on March 18, 2014, the shareholder sold $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  On October 2, 2014, the shareholder sold an additional $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.   On December 19, 2014, the shareholder sold an additional $75,000 of the note to two accredited investors, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.

At December 31, 2014 and 2013, the balance outstanding was approximately $0 and $394,000, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 6 – Notes payable

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility is calculated using the Adjusted One Month LIBOR Rate plus 2.50%. The facility is collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. The Company did not meet a required level of EBITDA for the trailing twelve months ended September 30, 2014, and obtained a waiver for such period.  Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and place a cash restriction on the Company’s cash for the amount of the line of credit.  The Company has not used the Credit Facility and the balance outstanding at December 31, 2014 was $0.  The effective rate at December 31, 2014 based on the formula above was 2.6635%.  Effective February 18, 2015, the Company terminated the Credit Facility and the collateral held in escrow was released.

Note 7 - Capital transactions

On August 15, 2012, the Company entered into a three year corporate public relations agreement with a consultant.  As part of the agreement, the consultant will receive a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold on Amazon plus 5% of the net revenue from other products sold, and 125,000 warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  In addition, the Consultant had an additional 125,000 warrants from a prior agreement with an exercise price of $0.30 which were exercised during the year ended December 31, 2013.  For each of the years ended December 31, 2014 and 2013, the Company recorded $36,000 of stock based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of December 31, 2014, there was approximately $16,000 of total unrecognized compensation costs included in prepaid expenses related to these warrant grants which will be recognized over the remaining 7.5 months.

At December 31, 2014, the following warrants were outstanding and exercisable:

Holder	Warrants Outstanding	Exercise Price	Expiration Date

Shareholders in February 2012 private placement	335,000	$0.25	February – March 2015

Consultant	125,000	$0.30	August 2015

Balance at December 31, 2013	460,000	$0.25 - $0.30

On September 1, 2013, the Company entered into a one year investor relations consulting agreement, in which 150,000 shares of restricted stock were agreed to be issued to a consultant. Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The fair market value was $0.45 and 37,500 shares vested as of the date of executed agreement. An additional 37,500 shares vested on December 31, 2013, and the remaining 75,000 shares vested on February 28, 2014. The award contained service conditions based on the consultant’s continued service for the Company which were met. For the years ended December 31, 2014 and 2013, the Company recorded approximately $80,000 and $37,000 in share based compensation, with no remaining unrecognized compensation costs as of December 31, 2014.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 8 - Basic and diluted earnings (loss) per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2014 there were 460,000 warrants outstanding and exercisable. The warrants are exercisable between $0.25 and $0.30 per share expiring through August 2015. At December 31, 2014 there were 7,053,336 stock options outstanding and 3,690,557 were vested and exercisable at an average exercise price of $0.24.  The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,
	2014	2013
Options to purchase common stock	7,053,336	1,940,000
Warrants to purchase common stock	460,000	125,000
Convertible note payable from shareholder	-	-

As the Company was in a loss position for the year ended December 31, 2014, all shares were anti-dilutive.

The number of shares of common stock used to calculate basic and diluted earnings per share for years ended December 31, 2014 and 2013 was determined as follows:

	December 31,
	2014	2013
Basic weighted average shares outstanding	23,087,106	21,547,775
Dilutive effect of outstanding stock options	-	1,603,888
Dilutive effect of outstanding warrants	-	383,195
Dilutive effect of restricted stock awards	-	10,413
Dilutive effect of convertible note payable	-	1,181,447
Weighted average dilutive shares outstanding	23,087,106	24,726,718

The computations for basic and fully diluted earnings (loss) per share are as follows:

For the year ended December 31, 2014:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(2,284,243)	23,087,106	$(0.10)

For the year ended December 31, 2013:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$1,645,878	21,547,775	$0.08

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $22,769	$1,668,647	24,726,718	0.07

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Note 9 - Income taxes

The (benefit from) provision for income tax for the years ended December 31, 2014 and 2013 consist of the following:

Current	2014	2013
Federal	$(2,000)	$31,000
State	(19,000)	24,000
Total	$(21,000)	$55,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows as of December 31, 2014 and 2013:

	2014	2013
Net operating loss	$483,000	$121,000
Accrued returns and allowances	206,000	263,000
Accumulated depreciation	(7,000)	(5,000)
Stock options	329,000	262,000
Deferred income	438,000	242,000
Other	391,000	242,000
Total deferred tax assets	$1,840,000	$1,125,000
Valuation allowance	(1,840,000)	(1,125,000)
Net deferred tax assets	$-	$-

The provision (benefit) for income tax is ($21,000) and $55,000 for the years ended December 31, 2014 and 2013, respectively, or (1.25%) and 3.25%, respectively, of pre-tax income. The effective tax rates for 2014 and 2013 reflect provisions for current federal and state income taxes. The benefit for the year ended December 31, 2014 is attributable to a provision to return adjustment made upon filing its state and federal returns.  As of December 31, 2014, the Company had $1,040,000 of gross federal net operating losses and $1,214,000 of gross state net operating losses available. As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income. During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited. The Company is current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. At December 31, 2014 and December 31, 2013 the Company has $0 and $190,000, respectively, accrued for various tax penalties. The following is a summary of the activity in the penalties payable for the year ended December 31, 2014. The accrual was reduced due to a resolution reached with the Internal Revenue Service and all final tax penalties and interest were paid in the year ended December 31, 2014.

Balance, January 1, 2014	$ 190,000
Penalty payments	(104,000)
Reductions in reserve	(86,000)
Balance, December 31, 2014	$ -

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2014 and 2013, is as follows:

	2014	2013
Federal rate	34.00%	34.00%
State tax rate	0.76%	0.95%
Effect of permanent differences	(7.07)%	5.10%
Change in valuation allowance	(26.47)%	(39.7)%
Other	0.03%	2.9%
Effective tax rate	(1.25)%	3.25%

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 203

Note 10 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials and televised home shopping. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer DRTV sales or international third party distributor sales. Operating expenses are primarily prorated based on the relationship between DRTV consumer sales and international third party distributor sales. Domestic sales are DRTV sales sold directly to the consumer by the Company. Included in domestic sales is approximately $3,901,000 and $1,105,000 in DRTV sales in Canada for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company reclassified a portion of royalties included in cost of sales, product testing costs included in selling and marketing costs, and overhead expenses included in general and administrative costs from the DRTV Consumer segment to the International Third Party Distributor segment. Accordingly, the prior periods have been updated to reflect such reclassification.

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the year ended December 31, 2014			For the year ended December 31, 2013
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$25,130,725	$7,191,587	$32,322,312	$36,261,537	$4,702,590	$40,964,127

COST OF SALES	5,839,570	3,976,018	9,815,588	8,994,331	2,541,523	11,508,854

Gross profit	19,291,155	3,215,569	22,506,724	27,267,206	2,188.067	29,455,273

Operating expenses:
General and administrative	7,264,182	454,310	7,718,492	7,642,822	224,675	7,867,497
Selling and marketing	16,826,228	259,897	17,086,125	19,785,818	78,618	19,864,436
Total operating expenses	24,090,410	714,207	24,804,617	27,426,640	303,293	27,731,933

Operating income (loss)	$(4,799,255)	$2,501,362	$(2,297,893)	$161,434	$1,884,776	$1,723,340

Selected balance sheet information by segment is presented in the following table as of December 31:

	2014	2013
DRTV Consumer	$5,180,013	$4,765,746
International Third Party Distributor	52,621	6,240
Total Assets	$5,232,634	$4,771,986