Form 10-Q
period 2015-03-31
ICTV Brands Inc.
filed 2015-05-07
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHING, D.C., 20549

FORM 10-Q

Mark One

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

N/A
(Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No       .

Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No       .

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,” accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	.
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes       No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2015, the Issuer had 24,184,399 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes       No  X   .

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,092,698	$1,097,008
Cash held in escrow	56,232	547,975
Accounts receivable, net of allowances for returns and doubtful accounts of $342,164 and $316,643, respectively
	1,091,435	948,014
Inventories, net	2,497,626	1,978,001
Prepaid expenses and other current assets	671,245	631,814
Total current assets	5,409,236	5,202,812

Furniture and equipment	72,008	72,008
Less accumulated depreciation	(44,262)	(42,186)
Furniture and equipment, net	27,746	29,822

Total assets	$5,436,982	$5,232,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,867,988	$2,582,936
Severance payable – short-term	36,800	40,800
Deferred revenue – short-term	565,925	660,564
Total current liabilities	3,470,713	3,284,300

Severance payable – long-term	-	6,200
Deferred revenue – long-term	490,078	480,693
Total long-term liabilities	490,078	486,893

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,144,399 and 23,569,399 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	13,934	13,359
Additional paid-in-capital	9,625,006	9,340,645
Accumulated deficit	(8,162,749)	(7,892,563)

Total shareholders’ equity	1,476,191	1,461,441

Total liabilities and shareholders’ equity	$5,436,982	$5,232,634

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014

NET SALES	$8,863,916	$9,822,500

COST OF SALES	2,653,132	2,579,632

GROSS PROFIT	6,210,784	7,242,868

OPERATING EXPENSES:
General and administrative	1,657,193	1,948,306
Selling and marketing	4,823,861	5,799,848
Total operating expenses	6,481,054	7,748,154

OPERATING LOSS	(270,270)	(505,286)

INTEREST INCOME (EXPENSE), NET	134	(3,370)

LOSS BEFORE PROVISION FOR INCOME TAXES	(270,136)	(508,656)

PROVISION FOR INCOME TAXES	(50)	(6,585)

NET LOSS	$(270,186)	$(515,241)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.02)
DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	23,914,121	22,555,242
DILUTED	23,914,121	22,555,242

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2015	23,569,399	$13,359	$9,340,645	$(7,892,563)	$1,461,441

Share based compensation	-	-	153,276	-	153,276

Exercise of warrants	300,000	300	74,700		75,000

Exercise of options	275,000	275	56,385	-	56,660

Net loss	-	-	-	(270,186)	(270,186)

Balance at March 31, 2015	24,144,399	$13,934	$9,625,006	$(8,162,749)	$1,476,191

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,186)	$(515,241)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation	2,076	1,249
Bad debt expense	581,507	631,275
Share based compensation	162,439	199,777
Reduction in tax penalties payable	-	(85,933)
Change in assets and liabilities
Accounts receivable	(724,928)	(914,151)
Inventories	(519,625)	(137,732)
Prepaid expenses and other current assets	(48,594)	41,792
Accounts payable and accrued liabilities	285,052	986,478
Severance payable	(10,200)	(10,200)
Tax penalties payable	-	(104,067)
Deferred revenue	(85,254)	132,103
Net cash provided by (used in) operating activities	(627,713)	225,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(9,428)
Net cash used in investing activities	-	(9,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	56,660	46,280
Proceeds from exercise of warrants	75,000	129,583
Release of collateral on line of credit	500,000	-
Payments on convertible note payable to shareholder	-	(75,000)
Net cash provided by financing activities	631,660	100,863

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,947	316,785

CASH AND CASH EQUIVALENTS, beginning of the period	1,144,983	1,433,102

CASH AND CASH EQUIVALENTS, end of the period	$1,148,930	$1,749,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$50	$6,585
Tax penalties and interest paid	$-	$104,067
Interest paid	$-	$3,759
Write off of fully depreciated furniture and equipment	$-	$30,928
Conversion of shareholder note payable	$-	$125,000

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

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

The Company together with its wholly-owned subsidiary, Better Blocks International Limited (“BBI”) sells various health, wellness and beauty products through infomercials and other channels. The products are primarily marketed and sold throughout the United States and internationally via infomercials. Although our companies are incorporated in Nevada and New Zealand, our operations are currently run from the Wayne, Pennsylvania office.

The Company develops, markets and sells products through a multi-channel distribution strategy, including long-form infomercials which we produce, short-form advertising spots, live home shopping television, specialty outlets, online shopping, and traditional retail stores. We offer primarily health and beauty products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, and Derma Brillance®, a skin care resurfacing device that helps reduce visible signs of aging.  We acquire the rights to our products that we market via licensing agreements, acquisition and in-house development.  We currently sell these products domestically and internationally.

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI.  All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers which provides new accounting guidance on revenue recognition. The new standards provides for a single five-step model to be applied to all revenue contracts with customers as well as required additional financial statement disclosure that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

As of March 31, 2015, 72% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 4% of the Company’s accounts receivable was cash due from the Company’s credit card processors as of March 31, 2015. Major customers are considered to be those who accounted for more than 10% of net sales. For the three months ended March 31, 2015, 11% of net sales were made to one international third party distributor. There were no major customers for the three months ended March 31, 2014.

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

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash held in escrow

The Company utilizes Transfirst ePayment Services’ Check Gateway platform for electronic check processing, which maintains a reserve fund within our electronic check processing account to cover fees, charges, and expenses due to them, including those estimated for possible customer charge backs.  At March 31, 2015 and December 31, 2014, the amount of such reserves were approximately $56,000 and $48,000, respectively.  Effective April 28, 2015, the Company discontinued the acceptance of e-checks and will no longer use the Check Gateway platform.  The Company expects the reserve to be released within the next six to nine months.  ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, Chase Paymentech, does not require such a reserve.

Additionally, as described further in Note 6, effective February 18, 2015, the Company terminated its Credit Facility and the $500,000 collateral held in escrow was released.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Condensed Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $342,000 at March 31, 2015 and $317,000 at December 31, 2014. The allowances are estimated based on customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $221,000 at both March 31, 2015 and December 31, 2014.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at March 31, 2015 and December 31, 2014 is approximately $105,000 and $115,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Depreciation expense amounted to approximately $2,100 and $1,200 for the three months ended March 31, 2015 and 2014, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three months ended March 31, 2015 and 2014.

Revenue recognition

For our DRTV consumer television sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the Condensed Consolidated Statement of Operations are net of sales taxes.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Deferred revenue – short-term for payment received prior to shipment on international third party distributor sales approximated $362,000 and $471,000 as of March 31, 2015 and December 31, 2014, respectively.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund. However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience. Returns for the periods presented have been offset against gross sales.

In 2012, the Company started selling warranties on the DermaWandTM for one-year, three-year and lifetime terms. In 2013, the Company started selling five-year warranties and discontinued lifetime warranties. One-year, three-year and five-year warranties are recognized ratably over the term. Lifetime warranties were recognized over the estimated term of 5 years. Any unearned warranty is included in deferred revenue on the accompanying condensed consolidated balance sheet. Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

March 31, 2015
Deferred extended warranty revenue:
Balance at January 1, 2015	$670,075
Revenue deferred for new warranties	75,400
Revenue recognized	(51,322)
Balance at March 31, 2015	$694,153

Current portion	$204,075
Non-current portion	490,078
$694,153

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $1,221,000 and $1,648,000 for the three months ended March 31, 2015 and 2014, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $630,000 and $811,000 for the three months ended March 31, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc.  Product testing and development costs approximated $22,000 and $144,000 for the three months ended March 31, 2015 and 2014, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements.  Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign.  The Company incurred approximately $3,249,000 and $3,916,000 in media costs for airing its infomercials, $93,000 and $92,000 in new production costs, and $214,000 and $155,000 in internet marketing costs for the three months ended March 31, 2015 and 2014, respectively.

Income taxes

In preparing our condensed consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and limited historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we sustain profitability in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of March 31, 2015, 666,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of March 31, 2015, 3,613,335 options are outstanding under the 2011 Plan.

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

The Company uses ASC Topic 718, “Share-Based Payments” to account for share-based compensation issued to employees and directors. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the three months ended March 31, 2015 and 2014:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Granted during the period	-	-	-	-
Exercised during the period	(275,000)	-	(275,000)	0.20
Forfeited during the period	(15,000)	-	(15,000)	0.49

Balance, March 31, 2015	3,930,002	350,000	4,280,002	$0.35

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$0.24
Granted during the period	100,000	-	100,000	0.96
Exercised during the period	(285,000)	-	(285,000)	0.09

Balance, March 31, 2014	2,940,002	350,000	3,290,002	$0.27

Of the stock options outstanding as of March 31, 2015 under the Stock Option Plans, 1,675,557 options are currently vested and exercisable. The weighted average exercise price of these options was $0.21. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2015 and 2014 was approximately $651,000 and $856,000, respectively. The aggregate intrinsic value for options exercised during the three months ended March 31, 2015 was approximately $109,000.

For the three months ended March 31, 2015 and 2014, the Company recorded approximately $139,000 and $80,000, respectively in share based compensation expense related to vesting of options previously granted under the Stock Option Plans. At March 31, 2015, there was approximately $1,092,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2014 to value the stock options under the Stock Option Plans granted during that period.  There were no grants for the three months ended March 31, 2015.

2014
Risk-free interest rate	2.30%
Expected dividend yield	0.00
Expected life	6.00 years
Expected volatility	340%
Weighted average grant date fair value	$0.99

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the three months ended March 31, 2015 and 2014:

	Number of Shares			Weighted Average Exercise Price
Non-
	Employee	Employee	Totals

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeited during the period	-	-	-	-

Balance, March 31, 2015	466,667	2,016,667	2,483,334	$0.36

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$0.23
Granted during the period	-	100,000	100,000	0.70
Exercised during the period	-	(133,333)	(133,333)	0.15

Balance, March 31, 2014	291,667	1,556,667	1,848,334	$0.26

Of the stock options outstanding as of March 31, 2015 outside of the existing Stock Option Plans, 2,141,667 options are currently vested and exercisable. The weighted average exercise price of these options was $0.31. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2015 and 2014 outside of the existing stock option plans was approximately $643,000 and $581,000, respectively. There were no options exercised during the three months ended March 31, 2015.

For the three months ended March 31, 2015 and 2014, the Company recorded approximately $14,000 and $77,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At March 31, 2015, there was approximately $118,000 of total unrecognized compensation cost related to non-vested option grants outside the Stock Options Plans will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2014 to value the stock options granted outside the Stock Options Plans during that period.  There were no grants for the three months ended March 31, 2015.

2014
Risk-free interest rate	2.73%
Expected dividend yield	0.00
Expected life	10.00 years
Expected volatility	266%
Weighted average grant date fair value	$0.86

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of all stock options outstanding and nonvested for the three months ended March 31, 2015:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015 – nonvested	3,262,779	100,000	3,362,779	$0.51
Granted	-	-	-	-
Vested	(401,667)	-	(401,667)	0.23
Forfeited	(15,000)	-	(15,000)	0.49

Balance March 31, 2015 - nonvested	2,846,112	100,000	2,946,112	$0.47

For the three months ended March 31, 2015 and 2014, the Company recognized approximately $139,000 and $80,000, respectively, in share based compensation expense related to employee stock options and approximately $14,000 and $77,000, respectively, related to share based compensation expense related to non-employee stock based awards.

Note 3- Commitments and contingencies

Leases

As of March 31, 2015, the Company had an active lease related to the office space in Wayne, Pennsylvania. The amended lease is for three years, through March 2016.

Rent expense incurred during the three months ended March 31, 2015 and 2014 totaled approximately $13,700 and $13,600, respectively. The schedule below details the future financial obligations under the remaining lease.

	Remaining nine months 2015	2016	2017	TOTAL OBLIGATION
Wayne - Corporate HQ	$40,000	$13,300	$-	$53,300

Total Lease Obligations	$40,000	$13,300	$-	$53,300

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

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

Note 3- Commitments and contingencies (continued)

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. This agreement was amended and superseded on July 28, 2010. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world. The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals. The Company met the minimum requirements in the year ended December 31, 2014 and has already met the annual minimum requirements during the three months ended March 31, 2015.

The amount of royalty expense incurred for sales of the DermaWandTM included in cost of sales in the accompanying condensed consolidated statements of operations were approximately $273,000 and $210,000 for the three months ended March 31, 2015 and 2014, respectively.

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2016.  At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010. In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012. In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016. The severance payable balance was $36,800 at March 31, 2015, all of which is current as of March 31, 2015, and $47,000 at December 31, 2014, of which $40,800 is current and $6,200 is long-term.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 5 - Related party transactions

In April 2012, the Company modified a note payable to a shareholder with an original amount of $590,723 from being interest-free with no specific terms of repayment, to including interest at the rate of four and three quarters percent (4.75%) per annum as well as a conversion option such that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  Principal payments of $0 and $75,000 were made by the Company during the three months ended March 31, 2015 and 2014, respectively. Interest payments of approximately $0 and $3,800 were paid during the three months ended March 31, 2015 and 2014, respectively.

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

At March 31, 2015 and December 31, 2014, there was no balance outstanding.

Note 6 – Notes payable

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility was calculated using the Adjusted One Month LIBOR Rate plus 2.50%. The facility was collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA.  Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and hold $500,000 as collateral for the amount of the line of credit.  The Company did not utilize the Credit Facility.  Effective February 18, 2015, the Company terminated the Credit Facility and the $500,000 collateral held in escrow was released.

Note 7 - Capital transactions

On August 15, 2012, the Company entered into a three year corporate public relations agreement with a consultant.  As part of the agreement, the consultant receives a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold on Amazon, and 125,000 warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  In addition, the Consultant had an additional 125,000 warrants from a prior agreement with an exercise price of $0.30, which were exercised during 2013.  For each of the three months ended March 31, 2015 and 2014, the Company recorded $9,000 of stock based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of March 31, 2015, there was approximately $12,000 of total unrecognized compensation costs included in prepaid expenses related to these warrant grants which will be recognized over the remaining 4.5 months

At March 31, 2015, the following warrants were outstanding and exercisable:

Holder	Warrants Outstanding	Exercise Price	Expiration Date
Consultant	125,000	$0.30	August 2015

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

 (Unaudited)

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2015 there were 125,000 warrants outstanding and exercisable. The warrants are exercisable at $0.30 per share expiring through August 2015. At March 31, 2015 there were approximately 6,763,336 stock options outstanding and 3,817,224 were vested and exercisable at an average exercise price of $0.27.

All outstanding securities were anti-dilutive for the three months ended March 31, 2015 and 2014 as a result of a net loss for both periods.  The following securities were not involved in the computation of diluted net (loss) per share as their effect would have been anti-dilutive:

	March 31,
	2015	2014
Options to purchase common stock	6,763,336	5,138,336
Warrants to purchase common stock	125,000	520,000
Convertible debt	-	787,446

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average Shares (Denominator)
For the 3-months ended March 31, 2015:	Loss (Numerator)		Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(270,186)	23,914,121	$(0.01)

		Weighted Average Shares (Denominator)
For the 3-months ended March 31, 2014:	Loss (Numerator)		Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(515,241)	22,555,242	$(0.02)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

Note 9 - Income taxes

The income tax expense for the three months ended March 31, 2015 and 2014 consist of the following:

	Three Months Ended
Current	March 31, 2015	March 31, 2014
Federal	$-	$-
State	50	6,585
Total	$50	$6,585

The provision for income tax is approximately $0 and $7,000 for the three months ended March 31, 2015 and 2014, respectively, or 0.0% and 1.29%, respectively, of pre-tax income. The effective tax rates for 2015 and 2014 reflect provisions for current federal and state income taxes. As of March 31, 2015, the Company had $1,071,000 of gross federal net operating loss carryforwards and $1,245,000 of gross state net operating loss carryforwards available. As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income. During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited. The Company is now current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three months ended March 31, 2015 and 2014.

Note 10 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials and televised home shopping. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer DRTV sales or international third party distributor sales. Operating expenses are primarily prorated based on the relationship between DRTV consumer sales and international third party distributor sales. Included in DRTV consumer sales is approximately $1,436,000 and $1,267,000 in DRTV sales in Canada for the three months ended March 31, 2015 and 2014, respectively.

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the three months ended March 31, 2015			For the three months ended March31, 2014
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$7,061, 742	$1,802, 174	$8,863,916	$8,866,923	$955,577	$9,822,500

COST OF SALES	1,746,914	906,218	2,653,132	2,189,931	389,701	2,579,632
Gross profit	5,314, 828	895, 956	6,210,784	6,676,992	565,876	7,242,868

Operating expenses:
General and administrative	1,452,619	204,574	1,657,193	1,871,889	76,417	1,948,306
Selling and marketing	4,801,420	22,441	4,823,861	5,780,159	19,689	5,799,848
Total operating expense	6,254,039	227,015	6,481,054	7,652,048	96,106	7,748,154

Operating income (loss)	$(939,211)	$668,941	$(270,270)	$(975,056)	$469,770	$(505,286)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

Selected balance sheet information by segment is presented in the following table as of:

	March 31,	December 31,
	2015	2014
Domestic	$5,382,318	$5,180,013
International	54,664	52,621
Total Assets	$5,436,982	$5,232,634

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

Results of Operations

The following discussion compares operations for the three months ended March 31, 2015 with the three months ended March 31, 2014.

Net Sales

Our net sales decreased to approximately $8,864,000 for the three months ended March 31, 2015, from approximately $9,823,000 recorded during the three months ended March 31, 2014. During the three months ended March 31, 2015, sales relating to DermaWandTM for direct response television (DRTV) were approximately $6,579,000 as compared to approximately $8,362,000 during the three months ended March 31, 2014. The primary driver of the decline in sales was generated by the Company’s decrease in media related expenditures as it reduced the amount of airings of the DermaWandTM infomercial and allocated additional resources to its additional products still in a rollout phase. Media expenditures were approximately $3,249,000 and $3,916,000 for the three months ended March 31, 2015 and 2014, respectively. Further, as a result of the reduced media spend, sales related to the DermaVitalTM skin care line during the three months ended March 31, 2015 were approximately $822,000 compared to $1,230,000 during the three months ended March 31, 2014. Of the total domestic DRTV sales, the Company recorded sales from the Spanish language version of approximately $1,922,000 and $1,981,000 for the three months ended March 31, 2015 and 2014, respectively.  The Company resumed airings on live televised home shopping in the first quarter of 2015 which resulted in an increase of $49,000 to the revenue for the three months ended March 31, 2015 compared to no generated sales from live televised home shopping for the quarter ended March 31, 2014. The Company expects to continue airings on live televised home shopping throughout the remainder of 2015.

During the three months ended March 31, 2015, international sales revenue for the DermaWandTM increased to approximately $1,802,000 as compared to approximately $956,000 during the three months ended March 31, 2014. The increase in sales internationally is primarily due to the Company’s third party distributor customer located in Mexico, Inova. International sales to Inova were $946,000 for the three months ended March 31, 2015 compared to $585,000 for the three months ended March 31, 2014.

Gross Profit

Gross profit percentage was approximately 70% for the three months ended March 31, 2015, compared to approximately 74% during the three months in 2014. For the three months ended March 31, 2015 we generated approximately $6,211,000 in gross profit, compared to approximately $7,243,000 for the three months ended March 31, 2014. The decrease in gross profit percentage is a result of a higher percentage of international sales compared to DRTV sales, due to international sales having a lower gross profit. For both the three months ended March 31, 2015 and March 31, 2014, the gross profit percentage for DRTV Revenue was approximately 75%.  The gross profit percentage for international sales for the three months ended March 31, 2015 was approximately 50% compared to approximately 49% for the three months ended March 31, 2014.  International sales as a percentage of total sales was approximately 20% for the three months ended March 31, 2015, compared to 10% for the three months ended March 31, 2014.

Operating Expenses

Total operating expenses decreased to approximately $6,481,000 during the three months ended March 31, 2015, from approximately $7,748,000 during the three months ended March 31, 2014, a decrease of approximately $1,267,000. This decrease in operating expenses is due to a few key factors. The largest factor is a decrease in media expenditures. Media expenditures were approximately $3,249,000 and $3,916,000 and for the three months ended March 31, 2015 and 2014, respectively.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expense decreased to approximately $416,000 during the three months ended March 31, 2015, from approximately $570,000, during the three months ended March 31, 2014. Customer service expenses decreased to approximately $340,000 during the three months ended March 31, 2015, from approximately $412,000 during the three months ended March 31, 2014. Total bad debt expenses decreased to approximately $582,000 during the three months ended March 31, 2015, from approximately $631,000 during the three months ended March 31, 2014.

Other decreases include a decrease in product development and clinical trial costs to approximately $22,000 during the three months ended March 31, 2015, compared to approximately $144,000 during the three months ended March 31, 2014, due to the Company completing a number of clinical trials in the prior year. In addition, total share based compensation expenses decreased to approximately $162,000 during the three months ended March 31, 2015, from approximately $200,000 during the three months ended March 31, 2014 as a result of vesting of awards for non-employees in the prior year. Finally, as the Company now performs a number of responsibilities previously performed by third party consulting firms, consulting fees decreased to approximately $86,000 during the three months ended March 31, 2015, compared to approximately $286,000 during the three months ended March 31, 2014.

Offsetting the decreases above were additional expenses due to an overall expansion of the Company’s business operations. This includes such areas as an increase in payroll and employee benefit related expenses to approximately $455,000 during the three months ended March 31, 2015, from approximately $279,000 during the three months ended March 31, 2014; an increase in print media to approximately $84,000 during the three months ended March 31, 2015, compared to no expense during the three months ended March 31, 2014, as well as increase in radio media expense of approximately $50,000 compared to no expense during the three months ended March 31, 2014.

Net Loss

The Company generated a net loss of approximately $270,000 for the three months ended March 31, 2015, compared with net loss of approximately $515,000 for the three months ended March 31, 2014.  Contributing to the net loss are expenditures related to our products which are still in rollout or test phases.  A significant portion of the expenses for products in the early stages of the product life cycle are incurred up front as the Company tests new creative and media outlets.  Additionally, for products with continuity programs, the significant portion of its profits are the second continuity sale after the initial customer acquisition.  CoralActives® net revenue was approximately $12,000 resulting in approximately $5,000 in gross margin, which was offset by operating expenses of approximately $79,000, including the approximate $50,000 radio media test mentioned above and related production expenditures of approximately $7,000.  Elastin-rp® net revenue was approximately $55,000 resulting in approximately $37,000 in gross margin, which was offset by operating expenses of approximately $110,000, primarily media expenditures of approximately $95,000.  JidueTM net revenue was approximately $146,000 resulting in approximately $105,000 in gross margin, which was offset by operating expenses of approximately $155,000, including media expenditures of approximately $103,000 and production expenditures related to a new international infomercial of approximately $28,000.  Additionally, the Company incurred expenditures related to Derma BrillianceTM including patent, legal, and product packaging expenditures of approximately $48,000 as it prepared to launch the product via Live Home Shopping in April 2015 and into new international markets within 2015.   Furthermore, other production expenses included enhancements and edits to the Company’s Spanish infomercial for the DermaWandTM campaign which amounted to approximately $50,000 during the three months ended March 31, 2015, compared to $0 in the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had approximately $1,149,000 in cash and cash equivalents (including cash held in escrow), compared to approximately $1,145,000 at December 31, 2014. We generated negative cash flows from operations of approximately $628,000 in the three months ended March 31, 2015 compared to proceeds of approximately $225,000 for the same period in 2014. This was due to the net loss of approximately $270,000, an increase in inventory of approximately $520,000, and an increase in prepaid expense and other current assets of approximately $49,000, an increase in net accounts receivable of approximately $143,000, and a decrease in deferred revenue of $85,000, partially offset by non-cash share based compensation expense of $162,000, and an increase in accounts payable and accrued liabilities of $285,000.

The Company had a convertible note payable to The Better Blocks Trust (“BB Trust”), a shareholder, originally in the amount of $591,000. For the three months ended March 31, 2014, principal payments of approximately $75,000 were made on the note.  The remainder of the note was sold by the shareholder to accredited investors and converted to shares of the Company’s stock in 2014, as described further in Note 5.  At March 31, 2015 and 2014, the balance outstanding was $0 and $194,000, respectively.   The Company had no other debt obligations as of March 31, 2015 and December 31, 2014.

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015, which contained certain EBITDA covenants as described further in Note 6.  Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and hold $500,000 as collateral for the amount of the line of credit.  The Company did not utilize the Credit Facility.  Effective February 18, 2015, the Company terminated the Credit Facility and the $500,000 collateral held in escrow was released.

The Company had working capital of approximately $1,939,000 at March 31, 2015, compared to approximately $1,918,000 at December 31, 2014. During January and March 2015, 300,000 warrants were exercised for proceeds of approximately $75,000.

Based on the Company’s current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the second quarter of 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2015. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2014, as filed with the Commission with our Annual Report form 10-K filed on March 19, 2015.

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

We carried out an evaluation as of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no other changes in our internal control over financial reporting for the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2015, a former consultant exercised 40,000 options previously issued to him at an exercise price of $0.15 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date: May 7, 2015

By: /s/ Kelvin Claney

Name: Kelvin Claney

Title: Chief Executive Officer

Date: May 7, 2015

By: /s/ Richard Ransom

Name: Richard Ransom

Title: President

Date: May 7, 2015

By: /s/ Ryan LeBon

Name: Ryan LeBon

Title: Chief Financial Officer