Form 10-Q
period 2015-06-30
ICTV Brands Inc.
filed 2015-08-06
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

Mark One

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes       No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 6, 2015, the Issuer had 24,693,678 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes       No  X   .

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$957,124	$1,097,008
Cash held in escrow	-	547,975
Accounts receivable, net of allowances for returns and doubtful accounts of $226,689 and $316,643, respectively
	814,427	948,014
Inventories, net	2,192,005	1,978,001
Prepaid expenses and other current assets	650,398	631,814
Total current assets	4,613,954	5,202,812

Furniture and equipment	72,008	72,008
Less accumulated depreciation	(46,339)	(42,186)
Furniture and equipment, net	25,669	29,822

Total assets	$4,639,623	$5,232,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,679,863	$2,582,936
Severance payable – short-term	26,600	40,800
Deferred revenue – short-term	464,495	660,564
Total current liabilities	2,170,958	3,284,300

Severance payable – long-term	-	6,200
Deferred revenue – long-term	476,242	480,693
Total long-term liabilities	476,242	486,893

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,693,678 and 23,569,399 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	14,483	13,359
Additional paid-in-capital	9,854,058	9,340,645
Accumulated deficit	(7,876,118)	(7,892,563)

Total shareholders’ equity	1,992,423	1,461,441

Total liabilities and shareholders’ equity	$4,639,623	$5,232,634

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

NET SALES	$7,260,016	$7,817,060	$16,123,932	$17,639,560

COST OF SALES	2,359,966	2,454,307	5,013,098	5,033,939

GROSS PROFIT	4,900,050	5,362,753	11,110,834	12,605,621

OPERATING EXPENSES:
General and administrative	1,413,117	1,874,491	3,070,310	3,822,797
Selling and marketing	3,200,416	3,327,820	8,024,276	9,127,668
Total operating expenses	4,613,533	5,202,311	11,094,586	12,950,465

OPERATING INCOME (LOSS)	286,517	160,442	16,248	(344,844)

INTEREST (EXPENSE) INCOME, NET	113	(1,526)	247	(4,896)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	286,630	158,916	16,495	(349,740)

PROVISION FOR INCOME TAXES	-	-	50	6,585

NET INCOME (LOSS)	$286,630	$158,916	$16,445	$(356,325)

NET INCOME (LOSS) PER SHARE
BASIC	$0.01	$0.01	$0.00	$(0.02)
DILUTED	$0.01	$0.01	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	24,340,451	23,163,316	24,130,481	22,860,959
DILUTED	26,561,329	25,995,925	26,370,421	22,860,959

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2015	23,569,399	$13,359	$9,340,645	$(7,892,563)	$1,461,441

Share based compensation	-	-	310,397	-	310,397

Exercise of warrants	425,000	425	112,075	-	112,500

Exercise of options	699,279	699	90,941	-	91,640

Net income	-	-	-	16,445	16,445

Balance at June 30, 2015	24,693,678	$14,483	$9,854,058	$(7,876,118)	$1,992,423

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,445	$(356,325)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Depreciation	4,153	2,764
Bad debt expense	970,136	1,015,856
Share based compensation	328,724	590,295
Reduction in tax penalties payable	-	(85,933)
Change in assets and liabilities
Accounts receivable	(836,549)	(906,691)
Inventories	(214,004)	(332,994)
Prepaid expenses and other current assets	(36,911)	65,498
Accounts payable and accrued liabilities	(903,073)	51,089
Severance payable	(20,400)	(20,400)
Tax penalties payable	-	(104,067)
Deferred revenue	(200,520)	557,417
Net cash provided by (used in) operating activities	(891,999)	476,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(10,995)
Net cash used in investing activities	-	(10,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	91,640	46,280
Proceeds from exercise of warrants	112,500	129,583
Release of collateral on line of credit	500,000	-
Payments on convertible note payable to shareholder	-	(115,000)
Net cash provided by financing activities	704,140	60,863

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(187,859)	526,377

CASH AND CASH EQUIVALENTS, beginning of the period	1,144,983	1,433,102

CASH AND CASH EQUIVALENTS, end of the period	$957,124	$1,959,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$50	$6,585
Tax penalties and interest paid	$-	$104,067
Interest paid	$-	$5,819
Write off of fully depreciated furniture and equipment	$-	$30,928
Conversion of shareholder note payable	$-	$125,000

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc., (the “Company” or “ICTV”), formerly known as International Commercial Television, Inc., was organized under the laws of the State of Nevada on June 25, 1998.  On July 3, 2014, the Board of Directors of the Company recommended to the shareholders that the Company’s Articles of Incorporation be amended to change the name of the Company to ICTV Brands Inc., which was approved by the holders of a majority of the Company’s outstanding stock and became effective on August 20, 2014.

The Company together with its wholly-owned subsidiary, Better Blocks International Limited (“BBI”), sells various health, wellness and beauty products as well as miscellaneous consumer products through a number of sales channels throughout the United States and internationally. Although our companies are incorporated in Nevada and New Zealand, our operations are currently run from the Wayne, Pennsylvania office.

The Company develops, markets and sells products through a multi-channel distribution strategy, including long-form infomercials which we produce, short-form advertising spots, live home shopping television, specialty outlets, online shopping, and traditional retail stores. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, and Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, and Good Planet Super SolutionTM, a multi-use cleaning agent.  We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally.

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI.  All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11- Inventory (Topic 330) which provides that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers which provides new accounting guidance on revenue recognition. The new standards provides for a single five-step model to be applied to all revenue contracts with customers as well as required additional financial statement disclosure that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

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

As of June 30, 2015, 66% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 16% was due from live home shopping customers and 7% of the Company’s accounts receivable was cash due from the Company’s credit card processors as of June 30, 2015. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and six months ended June 30, 2015, there were no major customers as compared to 17% and 11%, respectively, of net sales made to one major international third party distributor for the three and six months ended June 30, 2014.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

Cash held in escrow

The Company utilized Transfirst ePayment Services’ Check Gateway platform for electronic check processing, which maintained a reserve fund within our electronic check processing account to cover fees, charges, and expenses due to them, including those estimated for possible customer charge backs. Effective April 28, 2015, the Company discontinued the acceptance of e-checks and will no longer use the Check Gateway platform At June 30, 2015 and December 31, 2014, the amount of such reserves were approximately $0 and $48,000, respectively. The reserve was released in full by June 30, 2015.  ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, Chase Paymentech, does not require such a reserve.  Additionally, as described further in Note 6, effective February 18, 2015, the Company terminated its Credit Facility and the $500,000 collateral held in escrow was released.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the condensed consolidated statements of operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $227,000 at June 30, 2015 and $317,000 at December 31, 2014. The allowances are estimated based on customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our condensed consolidated balance sheets were approximately $149,000 at June 30, 2015 and $221,000 at December 31, 2014.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at June 30, 2015 and December 31, 2014 is approximately $58,000 and $115,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

Depreciation expense amounted to approximately $2,100 and $4,200 and $1,500 and $2,800 for the three and six months ended June 30, 2015 and 2014, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the six months ended June 30, 2015 and 2014.

Revenue recognition

For our DRTV consumer television sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the condensed consolidated statements of operations are net of sales taxes.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Deferred revenue – short-term for payment received prior to shipment on international third party distributor sales approximated $251,000 and $471,000 as of June 30, 2015 and December 31, 2014, respectively.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund. However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience. Returns for the periods presented have been offset against gross sales.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

June 30, 2015
Deferred extended warranty revenue:
Balance at January 1, 2015	$670,075
Revenue deferred for new warranties	124,731
Revenue recognized	(105,040)
Balance at June 30, 2015	$689,766

Current portion	$213,524
Non-current portion	476,242
$689,766

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $883,000 and $886,000 and $2,103,000 and $2,534,000 for the three and six months ended June 30, 2015 and 2014, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $561,000 and $554,000 and $1,192,000 and $1,365,000 for the three and six months ended June 30, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statement of operations.  Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc.  Product testing and development costs approximated $37,000 and $81,000 and $60,000 and $225,000 for the three and six months ended June 30, 2015 and 2014, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statement of operations.  Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign.  The Company incurred approximately $2,065,000 and $1,996,000 in media costs for airing its infomercials, $115,000 and $74,000 in new production costs, and $102,000 and $128,000 in internet marketing costs for the three months ended June 30, 2015 and 2014, respectively and approximately $5,313,000 and $5,912,000 in media costs for airing its infomercials, $208,000 and $166,000 in new production costs, and $315,000 and $284,000 in internet marketing costs for the six months ended June 30, 2015 and 2014, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of June 30, 2015, 316,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of June 30, 2015, 3,579,056 options are outstanding under the 2011 Plan.

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

June 30, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the six months ended June 30, 2015 and 2014:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Granted during the period	-	-	-	-
Exercised during the period	(309,279)	(350,000)	(659,279)	0.14
Forfeited during the period	(15,000)	-	(15,000)	0.49

Balance, June 30, 2015	3,895,723	-	3,895,723	$0.38

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$0.24
Granted during the period	550,000	-	550,000	0.62
Exercised during the period	(285,000)	-	(285,000)	0.09

Balance, June 30, 2014	3,390,002	350,000	3,740,002	$0.30

Of the stock options outstanding as of June 30, 2015 under the Stock Option Plans, 1,731,278 options are currently vested and exercisable. The weighted average exercise price of these options was $0.29. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2015 and 2014 was approximately $503,000 and $568,000, respectively. The aggregate intrinsic value for options exercised during the six months ended June 30, 2015 was approximately $282,000.

For the three and six months ended June 30, 2015 and 2014, the Company recorded approximately $138,900 and $79,000 and  $278,200 and $159,000, respectively in share based compensation expense related to vesting of options previously granted under the Stock Option Plans. At June 30, 2015, there was approximately $952,626 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2014 to value the stock options under the Stock Option Plans granted during that period.  There were no grants for the six months ended June 30, 2015.

2014
Risk-free interest rate	2.14%-2.30%
Expected dividend yield	0.00
Expected life	6.00 years
Expected volatility	324-340%
Weighted average grant date fair value	$0.71

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the six months ended June 30, 2015 and 2014:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Granted during the period	-	-	-	-
Exercised during the period	-	(40,000)	(40,000)	0.15
Forfeited during the period	-	-	-	-

Balance, June 30, 2015	466,667	1,976,667	2,443,334	$0.36

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$0.23
Granted during the period	100,000	510,000	610,000	0.63
Exercised during the period	-	(133,333)	(133,333)	0.15

Balance, June 30, 2014	391,667	1,966,667	2,358,334	$0.34

Of the stock options outstanding as of June 30, 2015 outside of the existing Stock Option Plans, 2,235,001 options are currently vested and exercisable. The weighted average exercise price of these options was $0.34. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2015 and 2014 outside of the existing stock option plans was approximately $582,000 and $456,000, respectively. There was one option exercised during the six months ended June 30, 2015. The aggregate intrinsic value for options exercised during the six months ended June 30, 2015 was approximately $17,000.

For the three and six months ended June 30, 2015 and 2014, the Company recorded approximately $18,000 and $270,000 and $32,000 and $347,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At June 30, 2015, there was approximately $100,000 of total unrecognized compensation cost related to non-vested option grants outside the Stock Options Plans will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the six months ended June 30 2014 to value the stock options granted outside the Stock Options Plans during that period.  There were no grants for the six months ended June 30, 2015.

2014
Risk-free interest rate	0.85%-2.73%
Expected dividend yield	0.00
Expected life	2.5-10.00 years
Expected volatility	193-341%
Weighted average grant date fair value	$0.69

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of all stock options outstanding and nonvested for the six months ended June 30, 2015:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015 – nonvested	3,262,779	100,000	3,362,779	$0.51
Granted	-	-	-	-
Vested	(875,000)	(100,000)	(975,000)	0.37
Forfeited	(15,000)	-	(15,000)	0.49
Balance June 30, 2015 - nonvested	2,372,779	-	2,372,779	$0.46

For the six months ended June 30, 2015 and 2014, the Company recognized approximately $310,000 and $180,000, respectively, in share based compensation expense related to employee stock options and approximately $0 and $326,000, respectively, related to share based compensation expense related to non-employee stock based awards.

Note 3- Commitments and contingencies

Leases

As of June 30, 2015, the Company had an active lease related to the office space in Wayne, Pennsylvania. The amended lease is for three years, through March 2016.

Rent expense incurred during the three and six months ended June 30, 2015 and 2014 totaled approximately $15,000 and $15,000 and $28,000 and $28,000, respectively. The schedule below details the future financial obligations under the remaining lease.

	Remaining six months 2015	2016	2017	TOTAL OBLIGATION
Wayne - Corporate HQ	$29,100	$14,600	$-	$43,700

Total Lease Obligations	$29,100	$14,600	$-	$43,700

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

June 30, 2015 and 2014

(Unaudited)

Note 3- Commitments and contingencies (continued)

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. This agreement was amended and superseded on July 28, 2010. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world. The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals. The Company met the minimum annual requirements in the year ended December 31, 2014 and has already met the annual minimum requirements during the six months ended June 30, 2015.

The amount of royalty expense incurred for sales of the DermaWandTM included in cost of sales in the accompanying condensed consolidated statements of operations were approximately $224,000 and $327,000 and $488,000 and $537,000 for the three and six months ended June 30, 2015 and 2014, respectively.

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2016.  At present, management is not aware of any claims against the Company for any products sold.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010. In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012. In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016. The severance payable balance was approximately $27,000 at June 30, 2015, all of which is current as of June 30, 2015, and $47,000 at December 31, 2014, of which approximately $41,000 is current and approximately $6,000 is long-term.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

 (Unaudited)

Note 5 - Related party transactions

In April 2012, the Company modified a convertible note payable to a shareholder with an original amount of $590,723 from being interest-free with no specific terms of repayment, to including interest at the rate of four and three quarters percent (4.75%) per annum as well as a conversion option such that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share.  No principal payments were made by the Company during 2015 compared to payments of $40,000 and $115,000 during the three and six months ended June 30, 2014, respectively. There were no interest payments during 2015 and $2,000 and $6,100 were paid during the three and six months ended June 30 2014, respectively.

During 2014, the shareholder sold $275,000 of the note to accredited investors, who converted the notes into 550,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  The remainder of the note was paid in full in 2014.

Note 6 – Notes payable

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A with an expiration date of July 2, 2015. Interest on the Credit Facility was calculated using the Adjusted One Month LIBOR Rate plus 2.50%. The facility was collateralized by a lien on the Company’s assets and requires the Company to maintain prescribed levels of liquidity and EBITDA.  Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and hold $500,000 as cash collateral for the amount of the line of credit.  The Company did not utilize the Credit Facility.  Effective February 18, 2015, the Company terminated the Credit Facility and the $500,000 collateral held in escrow was released.

Note 7 - Capital transactions

On August 15, 2012, the Company entered into a three year corporate public relations agreement with a consultant.  As part of the agreement, the consultant receives a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold on Amazon, and 125,000 warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  In addition, the Consultant had an additional 125,000 warrants from a prior agreement with an exercise price of $0.30, which were exercised during 2013. On June 3, 2015, the 125,000 warrants with an exercise price of $0.30 were exercised. At June 30, 2015, there were no warrants outstanding and exercisable. For each of the three and six months ended June 30, 2015 and 2014, the Company recorded $9,000 and $18,000 and $9,000 and $18,000 of stock based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement.  As of June 30, 2015, there was approximately $3,000 of total unrecognized compensation costs included in prepaid expenses related to these warrant grants which will be recognized over the remaining 1.5 months.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

 (Unaudited)

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2015 there were no warrants outstanding and exercisable. At June 30, 2015 there were approximately 6,339,057 stock options outstanding and 3,966,279 were vested and exercisable at an average exercise price of $0.32.

The following securities were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Options to purchase common stock	2,263,333	1,850,000	2,263,333	6,098,336
Outstanding warrants	-	-	-	520,000
Convertible note payable	-	-	-	787,446

The number of shares of common stock used to calculate basic and diluted earnings per share for the six months ended June 30, 2015 and 2014 was determined as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Basic weighted average shares outstanding	24,340,451	23,163,316	24,130,481	22,860,959
Dilutive effect of outstanding stock options	2,220,878	2,070,556	2,239,940	-
Dilutive effect of outstanding warrants	-	374,607	-	-
Dilutive effect of convertible note payable	-	387,446	-	-

Weighted average dilutive shares outstanding	26,561,329	25,995,925	26,370,421	22,860,959

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

 (Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the three-months ended June 30, 2015:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$286,630	24,340,451	$0.01

Diluted earnings per share
Income to common shareholders	$286,630	26,561,329	$0.01

		Weighted Average
For the three-months ended June, 2014:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$158,916	23,163,316	$0.01

Diluted earnings per share
Income to common shareholders, including interest expense on convertible note payable of $2,060	$160,976	25,995,925	$0.01

		Weighted Average
For the six-months ended June 30, 2015:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$16,445	24,130,481	$0.00

Diluted earnings per share
Income to common shareholders	$16,445	26,370,421	$0.00

		Weighted Average
For the six-months ended June 30, 2014:	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(356,325)	22,860,959	$(0.02)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

Note 9 - Income taxes

The income tax expense for the three and six months ended June 30, 2015 and 2014 consist of the following:

	Three Months Ended		Six Months Ended
Current	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Federal	$-	$-	$-	$-
State	-	-	50	6,585
Total	$-	$-	$50	$6,585

The provision for income taxes is approximately $0 and $0 for the three months ended June 30, 2015 and 2014, respectively, or 0% and 0%, respectively, of pre-tax income. The provision for income tax is approximately $0 and $7,000 for the six months ended June 30, 2015 and 2014, respectively, or 0% and 1.9%, respectively, of pre-tax income.  The effective tax rates for 2015 and 2014 reflect provisions for current federal and state income taxes. As of June 30, 2015, the Company had $694,000 of gross federal net operating loss carryforwards and $868,000 of gross state net operating loss carryforwards available. As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income. During 2012, the Company filed income tax returns from inception, 1998, through 2011; therefore, the statute for all years remains open and any of these years could potentially be audited. The Company is now current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three and six months ended June 30, 2015 and 2014.

Note 10 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials and televised home shopping. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer DRTV sales or international third party distributor sales. Operating expenses are primarily prorated based on the relationship between DRTV consumer sales and international third party distributor sales. Included in DRTV consumer sales is approximately $796,000 and $717,000 and $2,232,000 and $1,984,000 in DRTV sales in Canada for the three and six months ended June 30, 2015 and 2014, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

Note 10 - Segment reporting (continued)

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$5,675,010	$1,585,006	$7,260,016	$5,841,912	$1,975,148	$7,817,060

COST OF SALES	1,521,886	838,080	2,359,966	1,411,775	1,042,532	2,454,307
Gross profit	4,153,124	746,926	4,900,050	4,430,137	932,616	5,362,753

Operating expenses:
General and administrative	1,250,457	162,660	1,413,117	1,800,621	73,870	1,874,491
Selling and marketing	3,166,134	34,282	3,200,416	3,294,322	33,498	3,327,820
Total operating expense	4,416,591	196,942	4,613,533	5,094,943	107,368	5,202,311

Operating income (loss)	$(263,467)	$549,984	$286,517	$(664,806)	$825,248	$160,442
	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$12,736,751	$3,387,181	$16,123,932	$14,708,835	$2,930,725	$17,639,560

COST OF SALES	3,268,800	1,744,298	5,013,098	3,506,416	1,527,523	5,033,939
Gross profit	9,467,951	1,642,883	11,110,834	11,202,419	1,403,202	12,605,621

Operating expenses:
General and administrative	2,703,076	367,234	3,070,310	3,672,510	150,287	3,822,797
Selling and marketing	7,967,553	56,723	8,024,276	9,032,982	94,686	9,127,688
Total operating expense	10,670,629	423,957	11,094,586	12,705,492	244,973	12,950,465

Operating income (loss)	$(1,202,678)	$1,218,926	$16,248	$(1,503,073)	$1,158,229	$(344,844)

Selected balance sheet information by segment is presented in the following table as of:

	June 30,	December 31,
	2015	2014
Domestic	$4,569,453	$5,180,013
International	70,170	52,621
Total Assets	$4,639,623	$5,232,634

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

Overview

The Company develops, markets and sells products through a multi-channel distribution strategy, including long-form infomercials which we produce, short-form advertising spots, live home shopping television, specialty outlets, online shopping, and traditional retail stores. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, and Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, and Good Planet Super SolutionTM, a multi-use cleaning agent.  We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally.

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2015 with the three and six months ended June 30, 2014.

Net Sales

Our net sales decreased to approximately $7,260,000 and $16,124,000 for the three and six months ended June 30, 2015, from $7,817,000 and $17,640,000 for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, sales relating to DermaWandTM for direct response television (DRTV) were approximately $4,981,000 and $11,528,000 as compared to approximately $5,383,000 and $13,720,000 during the three and six months ended June 30, 2014. The primary driver of the decline in sales was generated by the Company’s decrease in media related expenditures as it reduced the amount of airings of the DermaWandTM infomercial and allocated additional resources to its additional products still in a rollout phase.  Further, as a result of the reduced media spend, sales related to the DermaVitalTM skin care line during the three and six months ended June 30, 2015 were approximately $830,000 and $1,652,000 compared to $1,042,000 and $2,272,000 during the three and six months ended June 30, 2014. Additionally, sales from the Spanish language version of the DermaWandTM infomercial decreased to approximately $873,000 and $2,795,000 for the three and six months ended June 30, 2015 from $1,139,000 and $3,120,000 for the three and six months ended June 30, 2014, respectively.

The Company resumed airings on live televised home shopping in the first quarter of 2015 which resulted in increased revenue of $222,000 and $271,000 for the three and six months ended June 30, 2015 compared to no generated sales from live televised home shopping for the three and six months ended June 30, 2014. The Company expects to continue airings on live televised home shopping throughout the remainder of 2015.

During the three months ended June 30, 2015, international distributor sales revenue decreased to approximately $1,585,000 from $1,975,000 for the three months ended June 30, 2014 and increased for the six months ended June 30, 2015, to approximately $3,387,000 compared to $2,931,000 for the six months ended June 30, 2014.  The quarterly decrease can be attributed to timing of international shipments and seasonality with our third party distributors.  The year to date increase was a result of additional DermaWandTM distributors in territories in South America as well as France.  Additionally, we had international third party sales of Good Planet Super SolutionTM of approximately $212,000.

Gross Profit

Gross margin percentage was approximately 67% and 69% for the three and six months ended June 30, 2015, compared to approximately 69% and 71% during the three and six months in 2014. For the three and six months ended June 30, 2015 we generated approximately $4,900,000 and $11,111,000 in gross margin, compared to approximately $5,363,000 and $12,606,000 for the three and six months ended June 30, 2014. The decreases in gross profit percentage can be attributed to changes in product mix as the Company brings additional sales to market both domestically and internationally. For both the three and six months ended June 30, 2015, the gross profit percentage for DRTV Revenue was approximately 86% and compared to 87% for the three and six months ended June 30, 2014.  The gross profit percentage for international sales for the three and six months ended June 30, 2015 was approximately 47% and 49% compared to approximately 47% and 48% for the three and six months ended June 30, 2014.   International sales as a percentage of total sales was approximately 22% and 21% for the three and six months ended June 30, 2015, compared to 25% and 17% for the three and six months ended June 30, 2014.

Operating Expenses

Total operating expenses decreased to approximately $4,614,000 and $11,095,000 during the three and six months ended June 30, 2015, from approximately $5,202,000 and $12,950,000 during the three and six months ended June 30, 2014. This decrease in operating expenses is due to a few key factors. The largest factors in the decrease for the three months ended June 30, 2015 were consulting fees and share based compensation expense.  As the Company now performs a number of responsibilities previously performed by third party consulting firms, consulting fees decreased to approximately $89,000 and $203,000 during the three and six months ended June 30, 2015, compared to approximately $273,000 and $601,000 during the three and six months ended June 30, 2014.  Further, as a result of vesting of awards for non-employees in the prior year, share based compensation expenses decreased to approximately $166,000 and $329,000 during the three and six months ended June 30, 2015, from approximately $391,000 and $590,000 during the three and six months ended June 30, 2014.   For the six months ended June 30, 2015, in addition to the decrease in consulting and share based compensation mentioned above, media expenditures decreased to approximately $5,313,000 for the six months ended June 30, 2015 compared to approximately $5,912,000 for the six months ended June 30, 2014.

As a result of the decrease in media expenses, there were additional volume related decreases. While answering service expense remained consistent at approximately $287,000 for the three months ended June 30, 2015 compared to $283,000 for the three months ended June 30, 2014, total answering service expense decreased to $703,000 for the six months ended June 30, 2015 from approximately $853,000 during the six months ended June 30, 2014. Customer service expenses decreased to approximately $251,000 and $591,000 during the three and months ended June 30, 2015, from approximately $308,000 and $721,000 during the three and six months ended June 30, 2014. Merchant fees decreased to approximately $145,000 and $317,000 during the three and six months ended June 30, 2015, compared to $184,000 and $449,000 during the three and six months ended June 30, 2014. Total bad debt expenses stayed consistent at approximately $389,000 during the three months ended June 30, 2015 compared to approximately $385,000 during the three-month months ended June 30, 2014, and decreased to approximately $970,000 during the six months ended June 30, 2015, from approximately $1,016,000 during the six months ended June 30, 2014.

Other decreases include a decrease in product development and clinical trial costs to approximately $37,000 and $60,000 during the three and six months ended June 30, 2015, compared to approximately $81,000 and $225,000 during the three and six months ended June 30, 2014, due to the Company completing a number of clinical trials in the prior year.

Net Income (Loss)

The Company generated net income of approximately $287,000 and $16,000 for the three and six months ended June 30, 2015, compared to net income of $159,000 and a net loss of approximately $356,000 for the three and six months ended June 30, 2014.  The increases in net income can be attributed to the increases in both live home shopping and international third party distributor sales, as well as a decrease in overall operating expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2015, we had approximately $957,000 in cash and cash equivalents, compared to approximately $1,145,000 at December 31, 2014. As a result of a pay-down of accounts payable and accrued liabilities of $903,000, net cash used in operating activities during the six months ended June 30, 2015 was approximately $892,000 compared to net cash provided by operating activities of $477,000 in the six months ended June 30, 2014.  Net cash provided by financing activities was $704,000 for the six months ended June 30, 2015 compared to $61,000 for the six months ended June 30, 2014. The reason for the change was the release of cash held as collateral on the Company’s former line of credit of $500,000 as discussed in Note 6 and the exercise of options and warrants for proceeds of approximately $204,000.

The Company had no debt obligations as of June 30, 2015 and December 31, 2014. Working capital increased to approximately $2,443,000 at June 30, 2015, compared to approximately $1,918,000 at December 31, 2014.

Based on the Company’s current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the third quarter of 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2015. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2014, as filed with the Commission with our Annual Report form 10-K filed on March 19, 2015.

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

We carried out an evaluation as of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no other changes in our internal control over financial reporting for the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not required for smaller reporting company

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On May 19, 2015, one of our key employees exercised 30,000 options previously issued to him, at an exercise price of $.228 per share, and 30,000 options previously issued to him, at an exercise price of $.295 per share.  The exercises were cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 34,279 shares. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 1, 2015, a former consultant exercised 350,000 options previously issued to him at an exercise price of $0.08 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 3, 2015, a consultant exercised 125,000 warrants previously issued to him at an exercise price of $0.30 per share.  The Shares were issued as restricted stock, with restrictive legends placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date: August 6, 2015

By: /s/ Kelvin Claney

Name: Kelvin Claney

Title: Chief Executive Officer

Date: August 6, 2015

By: /s/ Richard Ransom

Name: Richard Ransom

Title: President

Date: August 6, 2015

By: /s/ Ryan LeBon

Name: Ryan LeBon

Title: Chief Financial Officer