Form 10-Q
period 2015-09-30
ICTV Brands Inc.
filed 2015-11-09
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

Mark One

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes       No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2015, the Issuer had 28,027,012 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes       No  X   .

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875,592	$1,097,008
Cash held in escrow	-	547,975
Accounts receivable, net of allowances for returns and doubtful accounts of $114,094 and $316,643, respectively	393,663	948,014
Inventories, net	2,399,974	1,978,001
Prepaid expenses and other current assets	413,679	631,814
Total current assets	4,082,908	5,202,812

Furniture and equipment	72,008	72,008
Less accumulated depreciation	(48,415)	(42,186)
Furniture and equipment, net	23,593	29,822

Total assets	$4,106,501	$5,232,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,795,972	$2,582,936
Severance payable – short-term	16,400	40,800
Deferred revenue – short-term	528,406	660,564
Total current liabilities	2,340,778	3,284,300

Severance payable – long-term	-	6,200
Deferred revenue – long-term	441,361	480,693
Total long-term liabilities	441,361	486,893

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,693,678 and 23,569,399 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	14,483	13,359
Additional paid-in-capital	10,007,943	9,340,645
Accumulated deficit	(8,698,064)	(7,892,563)

Total shareholders’ equity	1,324,362	1,461,441

Total liabilities and shareholders’ equity	$4,106,501	$5,232,634

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

NET SALES	$3,615,880	$6,048,043	$19,739,812	$23,687,603

COST OF SALES	1,210,777	1,906,756	6,223,875	6,940,695

GROSS PROFIT	2,405,103	4,141,287	13,515,937	16,746,908

OPERATING EXPENSES:
General and administrative	1,178,289	1,843,469	4,248,599	5,666,266
Selling and marketing	2,048,892	2,825,518	10,073,169	11,953,186
Total operating expenses	3,227,181	4,668,987	14,321,768	17,619,452

OPERATING LOSS	(822,078)	(527,700)	(805,831)	(872,544)

INTEREST (EXPENSE) INCOME, NET	133	(1,579)	380	(6,475)

LOSS BEFORE (BENEFIT FROM) INCOME TAX	(821,945)	(529,279)	(805,451)	(879,019)

(BENEFIT FROM) INCOME TAXES	-	(27,759)	50	(21,174)

NET LOSS	$(821,945)	$(501,520)	$(805,501)	$(857,845)

NET LOSS PER SHARE
BASIC	$(0.03)	$(0.02)	$(0.03)	$(0.04)
DILUTED	$(0.03)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	24,693,678	23,183,650	24,320,974	22,969,630
DILUTED	24,693,678	23,183,650	24,320,974	22,969,630

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2015	23,569,399	$13,359	$9,340,645	$(7,892,563)	$1,461,441

Share based compensation	-	-	464,282	-	464,282

Exercise of warrants	425,000	425	112,075	-	112,500

Exercise of options	699,279	699	90,941	-	91,640

Net loss	-	-	-	(805,501)	(805,501)

Balance at September 30, 2015	24,693,678	$14,483	$10,007,943	$(8,698,064)	$1,324,362

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(805,501)	$(857,845)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation	6,229	4,468
Bad debt expense	1,168,658	1,318,954
Share based compensation	485,579	949,941
Reduction in tax penalties payable	-	(85,933)
Change in assets and liabilities
Accounts receivable	(614,308)	(1,106,535)
Inventories	(421,973)	(438,196)
Prepaid expenses and other current assets	196,839	(286,978)
Accounts payable and accrued liabilities	(786,964)	558,041
Severance payable	(30,600)	(30,600)
Tax penalties payable	-	(104,067)
Deferred revenue	(171,490)	167,735
Net cash (used in) provided by operating activities	(973,531)	88,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(14,119)
Net cash used in investing activities	-	(14,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	91,640	46,280
Proceeds from exercise of warrants	112,500	144,583
Release of collateral on line of credit	500,000	-
Payments on convertible note payable to shareholder	-	(115,000)
Net cash provided by financing activities	704,140	75,863

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(269,391)	150,729

CASH AND CASH EQUIVALENTS, beginning of the period	1,144,983	1,433,102

CASH AND CASH EQUIVALENTS, end of the period	$875,592	$1,583,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$50	$6,585
Tax penalties and interest paid	$-	$104,067
Interest paid	$-	$7,659
Write off of fully depreciated furniture and equipment	$-	$30,928
Conversion of shareholder note payable	$-	$125,000

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc., (the “Company” or “ICTV”), formerly known as International Commercial Television, Inc., was organized under the laws of the State of Nevada on September 25, 1998.  On July 3, 2014, the Board of Directors of the Company recommended to the shareholders that the Company’s Articles of Incorporation be amended to change the name of the Company to ICTV Brands Inc., which was approved by the holders of a majority of the Company’s outstanding stock and became effective on August 20, 2014.

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

The Company develops, markets and sells products through a multi-channel distribution strategy, including long-form infomercials which we produce, short-form advertising spots, live home shopping television, specialty outlets, online shopping, and traditional retail stores. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, and Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, JidueTM, a facial massager device which helps alleviate stress, and Good Planet Super SolutionTM, a multi-use cleaning agent.  We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally.

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI.  All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11- Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”), which provides that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

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

As of September 30, 2015, 75% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television and 19% from televised live home shopping. In addition, 6% of the Company’s accounts receivable was cash due from the Company’s credit card processors as of September 30, 2015. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and nine months ended September 30, 2015, there were no major customers as compared to 24% and 14%, respectively, of net sales made to one major international third party distributor for the three and nine months ended September 30, 2014.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Cash held in escrow

The Company utilized Transfirst ePayment Services’ Check Gateway platform for electronic check processing, which maintained a reserve fund within our electronic check processing account to cover fees, charges, and expenses due to them, including those estimated for possible customer charge backs. Effective April 28, 2015, the Company discontinued the acceptance of e-checks and no longer uses the Check Gateway platform. At September 30, 2015 and December 31, 2014, the amount of such reserves were approximately $0 and $48,000, respectively. The reserve was released in full on June 30, 2015.  ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, Chase Paymentech, does not require such a reserve.  Additionally, as described further in Note 6, effective February 18, 2015, the Company terminated its Credit Facility and the $500,000 collateral held in escrow was released.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the condensed consolidated statements of operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $114,000 at September 30, 2015 and $317,000 at December 31, 2014. The allowances are estimated based on customer returns and bad debts.

In addition to reserves for returns and doubtful accounts on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our condensed consolidated balance sheets were approximately $73,000 at September 30, 2015 and $221,000 at December 31, 2014.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. Included in inventory at September 30, 2015 and December 31, 2014 is approximately $37,000 and $115,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Depreciation expense amounted to approximately $2,000 and $6,000 and $2,000 and $4,500 for the three and nine months ended September 30, 2015 and 2014, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the nine months ended September 30, 2015 and 2014.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Deferred revenue – short-term for payment received prior to shipment on international third party distributor sales approximated $310,000 and $471,000 as of September 30, 2015 and December 31, 2014, respectively.

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

September 30, 2015 and 2014

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

September 30, 2015
Deferred extended warranty revenue:
Balance at January 1, 2015	$670,075
Revenue deferred for new warranties	149,392
Revenue recognized	(159,879)
Balance at September 30, 2015	$659,588

Current portion	$218,227
Non-current portion	441,361
$659,588

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $489,000 and $2,593,000 and $786,000 and $3,320,000 for the three and nine months ended September 30, 2015 and 2014, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $284,000 and $1,476,000 and $415,000 and $1,780,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statement of operations.  Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc.  Product testing and development costs approximated $26,000 and $90,000 and $86,000 and $315,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statement of operations.  Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign.  The Company incurred approximately $1,206,000  and $1,768,000 in media costs for airing its infomercials, $85,000 and $22,000 in new production costs, and $146,000 and $111,000 in internet marketing costs for the three months ended September 30, 2015 and 2014, respectively and approximately $6,519,000 and $7,680,000 in media costs for airing its infomercials, $293,000 and $187,000 in new production costs, and $462,000 and $395,000 in internet marketing costs for the nine months ended September 30, 2015 and 2014, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of September 30, 2015, 316,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary.  The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares.  On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On September 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.  Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of September 30, 2015, 3,579,056 options are outstanding under the 2011 Plan.

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

September 30, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the nine months ended September 30, 2015 and 2014:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Exercised during the period	(309,279)	(350,000)	(659,279)	0.14
Forfeited during the period	(15,000)	-	(15,000)	0.49

Balance, September 30, 2015	3,895,723	-	3,895,723	$0.38

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$0.24
Granted during the period	600,000	-	600,000	0.62
Exercised during the period	(374,999)	-	(374,999)	0.15

Balance, September 30, 2014	3,350,003	350,000	3,700,003	$0.31

Of the stock options outstanding as of September 30, 2015 under the Stock Option Plans, 1,942,389 options are currently vested and exercisable. The weighted average exercise price of these options was $0.32. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2015 and 2014 was approximately $349,000 and $674,000, respectively. The aggregate intrinsic value for options exercised during the nine months ended September 30, 2015 was approximately $204,000.

For the three and nine months ended September 30, 2015 and 2014, the Company recorded approximately $138,000 and $416,000 and  $106,000 and $266,000, respectively in share based compensation expense related to vesting of options previously granted under the Stock Option Plans. At September 30, 2015, there was approximately $815,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2014 to value the stock options under the Stock Option Plans granted during that period.  There were no grants for the nine months ended September 30, 2015.

2014
Risk-free interest rate	2.14%-2.30%
Expected dividend yield	0.00
Expected life	6.00 years
Expected volatility	324-340%
Weighted average grant date fair value	$0.71

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the nine months ended September 30, 2015 and 2014:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Exercised during the period	-	(40,000)	(40,000)	0.15

Balance, September 30, 2015	466,667	1,976,667	2,443,334	$0.36

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$0.23
Granted during the period	100,000	510,000	610,000	0.63
Exercised during the period	-	(133,333)	(133,333)	0.15

Balance, September 30, 2014	391,667	1,966,667	2,358,334	$0.34

Of the stock options outstanding as of September 30, 2015 outside of the existing Stock Option Plans, 2,251,668 options are currently vested and exercisable. The weighted average exercise price of these options was $0.34. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2015 and 2014 outside of the existing stock option plans was approximately $384,000 and $580,000, respectively. The aggregate intrinsic value for options exercised during the nine months ended September 30, 2015 was approximately $12,000.

For the three and nine months ended September 30, 2015 and 2014, the Company recorded approximately $16,000 and $223,000 and $48,000 and $570,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At September 30, 2015, there was approximately $84,000 of total unrecognized compensation cost related to non-vested option grants outside the Stock Options Plans will be recognized over the remaining vesting period of approximately 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2014 to value the stock options granted outside the Stock Options Plans during that period.  There were no grants for the nine months ended September 30, 2015.

2014
Risk-free interest rate	1.01%-2.73%
Expected dividend yield	0.00
Expected life	2.5-10.00 years
Expected volatility	184-341%
Weighted average grant date fair value	$0.76

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

 (Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of all stock options outstanding and nonvested for the nine months ended September 30, 2015:

	Number of Shares			Weighted Average Exercise Price
		Non-
	Employee	Employee	Totals

Balance, January 1, 2015 – nonvested	3,262,779	100,000	3,362,779	$0.51
Vested	(1,102,779)	(100,000)	(1,202,779)	0.40
Forfeited	(15,000)	-	(15,000)	0.49
Balance September 30, 2015 - nonvested	2,145,000	-	2,145,000	$0.45

For the nine months ended September 30, 2015 and 2014, the Company recognized approximately $464,000 and $300,000, respectively, in share based compensation expense related to employee stock options and approximately $0 and $536,000, respectively, related to share based compensation expense related to non-employee stock based awards.

Note 3- Commitments and contingencies

Leases

As of September 30, 2015, the Company had an active lease related to the office space in Wayne, Pennsylvania. The amended lease is for three years, through March 2016.

Rent expense incurred during the three and nine months ended September 30, 2015 and 2014 totaled approximately $14,000 and $42,000 and $14,000 and $43,000, respectively. The schedule below details the future financial obligations under the remaining lease.

	Remaining three months 2015	2016	2017	TOTAL OBLIGATION
Wayne - Corporate HQ	$14,600	$14,600	$-	$29,200

Total Lease Obligations	$14,600	$14,600	$-	$29,200

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

September 30, 2015 and 2014

(Unaudited)

Note 3- Commitments and contingencies (continued)

During 2007, the Company entered into an exclusive license agreement with Omega 5 wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. This agreement was amended and superseded on July 28, 2010. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world. The license remains exclusive to ICTV provided ICTV pays to Omega 5 a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” will be credited towards the Company’s annual minimum for the immediately following calendar year only. If the Company fails to meet the minimum requirements as outlined in the agreement, it may be forced to assign the trademarks and patents back to Omega 5. After the initial term, the exclusive license granted shall renew automatically for a three year period, and thereafter automatically at three-year intervals. The Company met the minimum annual requirements in the year ended December 31, 2014 and has already met the annual minimum requirements during the nine months ended September 30, 2015.

The amount of royalty expense incurred for sales of the DermaWandTM included in cost of sales in the accompanying condensed consolidated statements of operations were approximately $103,000 and $591,000 and $194,000 and $732,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2016.  At present, management is not aware of any claims against the Company for any products sold.

Consulting Agreement

On August 15, 2015, the Company entered into a new one year agreement with the consultant. As part of the agreement, the consultant receives a commission of 5% on internet retailers’ net sales, including Amazon.com, which is paid monthly with a $6,000 per month minimum. In addition, if the gross sales for Amazon reach a certain threshold for the year, the consultant will receive incentive bonuses. The consultant met the minimum requirements and was paid $9,000 under the new agreement during the three months end September 30, 2015.

Note 4 – Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant will be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. The Company recorded the $270,000 as a General and Administrative expense in the three months ended September 30, 2010. In April 2011, the Company amended the aforementioned severance agreement. The amendment allows the Company to make monthly payments of $3,400 per month for a period of one year from April 2011 through March 2012. In March 2012, the Company amended the aforementioned severance agreement for a second time to continue the monthly payment amount of $3,400 through March 2016. The severance payable balance was approximately $16,400 at September 30, 2015, all of which is current as of September 30, 2015, and $47,000 at December 31, 2014, of which approximately $41,000 is current and approximately $6,000 is long-term.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

 (Unaudited)

Note 5 - Related party transactions

In April 2012, the Company modified a convertible note payable to a shareholder with an original amount of $590,723 from being interest-free with no specific terms of repayment, to including interest at the rate of four and three quarters percent (4.75%) per annum as well as a conversion option such that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share. During 2014, the shareholder sold $275,000 of the note to accredited investors, who converted the notes into 550,000 shares of the Company’s stock at the contractual conversion price of $.50 per share.  The remainder of the note was paid in full in 2014. Interest payments of $1,800 and $7,600 were paid during the three and nine months ended September 30, 2014, respectively.

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

Note 7 - Capital transactions

On August 15, 2012, the Company entered into a three year corporate public relations agreement with a consultant.  As part of the agreement, the consultant received a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold on Amazon.com, and 125,000 warrants with an exercise price of $0.30 that expires 36 months from the date of the agreement.  In addition, the Consultant had an additional 125,000 warrants from a prior agreement with an exercise price of $0.30, which were exercised during 2013. On June 3, 2015, the 125,000 warrants with an exercise price of $0.30 were exercised. For each of the three and nine months ended September 30, 2015 and 2014, the Company recorded $3,000 and $21,000 and $9,000 and $28,000 of stock based compensation expense for the 125,000 warrants issued to the consultant under the new consulting agreement. As of September 30, 2015, there was no unrecognized compensation costs included in prepaid expenses related to these warrant grants.

On October 27, 2015, the Board authorized the issuance of up to 3,333,334 shares of common stock to be purchased at $0.30 per share to accredited investors.  A total of 3,333,334 shares were purchased through October 30, 2015 for gross proceeds of $1,000,000.  No underwriting discounts or commissions were paid.  As part of the offering, we agreed to register their shares for resale.  The offering will be used for funding opportunities we have for the promotion and sale of our DermaWandTM, CoralActives®, Derma Brilliance®, and Jidue® line of products.  The purchasers are accredited investors, as that term is defined in Regulation D promulgated by the Securities and Exchange Commission, and the shares were issued with restrictive legends.  The issuance of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 5.06(b) of Regulation D.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

 (Unaudited)

Note 8 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2015 there were no warrants outstanding and exercisable. At September 30, 2015 there were approximately 6,339,057 stock options outstanding and 4,194,056 were vested and exercisable at an average exercise price of $0.33.

All outstanding securities were anti-dilutive for the three and nine months ended September 30, 2015 and 2014 as a result of a net loss for both periods.  The following securities were not involved in the computation of diluted net (loss) per share as their effect would have been anti-dilutive:

	September 30,
	2015	2014
Options to purchase common stock	6,339,057	6,058,337
Warrants to purchase common stock	-	460,000
Convertible debt	-	787,446

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the three-months ended September 30, 2015:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(821,945)	24,693,678	$(0.03)

		Weighted Average
For the three-months ended September, 2014:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(501,520)	23,183,650	$(0.02)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

 (Unaudited)

Note 8 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the nine-months ended September 30, 2015:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(805,501)	24,320,974	$(0.03)

		Weighted Average
For the nine-months ended September 30, 2014:	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(857,845)	22,969,630	$(0.04)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

Note 9 - Income taxes

The income tax expense (benefit) for the three and nine months ended September 30, 2015 and 2014 consist of the following:

	Three Months Ended		Nine Months Ended
Current	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Federal	$-	$(2,317)	$-	$(2,232)
State	-	(25,442)	50	(18,942)
Total	$-	$(27,759)	$50	$(21,174)

The provision (benefit) for income taxes is approximately $0 and $(28,000) for the three months ended September 30, 2015 and 2014, respectively, or 0% and (5.2%), respectively, of pre-tax income. The provision (benefit) for income tax is approximately $0 and $(21,000) for the nine months ended September 30, 2015 and 2014, respectively, or 0% and (2.4%), respectively, of pre-tax income.  The effective tax rates for 2015 and 2014 reflect provisions for current federal and state income taxes. As of December 31, 2014, the Company had approximately $843,000 of gross federal net operating loss carryforwards and $546,000 of gross state net operating loss carryforwards available. As of December 31, 2013, the Company completed its IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company has provided a full valuation allowance on the remaining net deferred asset as the Company does not have sufficient history of taxable income. During 2012, the Company filed income tax returns from inception, 1998, through 2011. The Company is now current in all tax filings.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three and nine months ended September 30, 2015 and 2014.

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

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

Note 10 - Segment reporting (continued)

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer		International Third Party Distributor	Totals

NET SALES	$3,002,942	$612,938	$3,615,880	$4,229,306	$	$ 1,818,737	$6,048,043

COST OF SALES	871,916	338,861	1,210,777	1,033,078		873,678	1,906,756
Gross profit	2,131,026	274,077	2,405,103	3,196,228		945,059	4,141,287

Operating expenses:
General and administrative	1,029,416	148,873	1,178,289	1,750,305		93,164	1,843,469
Selling and marketing	2,021,008	27,884	2,048,892	2,799,850		25,668	2,825,518
Total operating expense	3,050,424	176,757	3,227,181	4,550,155		118,832	4,668,987

Operating income (loss)	$(919,398)	$97,320	$(822,078)	$(1,353,927)	$	$ 826,227	$(527,700)
	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer		International Third Party Distributor	Totals

NET SALES	$15,739,693	$4,000,119	$19,739,812	$18,938,141	$	$ 4,749,462	$23,687,603

COST OF SALES	4,140,715	2,083,160	6,223,875	4,539,494		2,401,201	6,940,695
Gross profit	11,598,978	1,916,959	13,515,937	14,398,647		2,348,261	16,746,908

Operating expenses:
General and administrative	3,732,492	516,107	4,248,599	5,422,815		243,451	5,666,266
Selling and marketing	9,988,561	84,608	10,073,169	11,832,832		120,354	11,953,186
Total operating expense	13,721,053	600,715	14,321,768	17,255,647		363,805	17,619,452

Operating income (loss)	$(2,122,075)	$1,316,244	$(805,831)	$(2,857,000)		$1,984,456	$(872,544)

Selected balance sheet information by segment is presented in the following table as of:

	September 30,	December 31,
	2015	2014
Domestic	$4,060,396	$5,180,013
International	46,105	52,621
Total Assets	$4,106,501	$5,232,634

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

Overview

The Company develops, markets and sells products through a multi-channel distribution strategy, including long-form infomercials which we produce, short-form advertising spots, live home shopping television, specialty outlets, online shopping, and traditional retail stores. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, JidueTM, a facial massager device which helps alleviate stress, and Good Planet Super SolutionTM, a multi-use cleaning agent.  We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014.

Net Sales

Our net sales decreased to approximately $3,616,000 and $19,740,000 for the three and nine months ended September 30, 2015, from $6,048,000 and $23,688,000 for the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, sales relating to DermaWandTM for direct response television (DRTV) were approximately $2,658,000 and $14,241,000 as compared to approximately $3,862,000 and $17,631,000 during the three and nine months ended September 30, 2014. The primary driver of the decline in sales was generated by the Company’s decrease in media related expenditures as it reduced the amount of airings of the DermaWandTM infomercial and allocated additional resources to its additional products still in a rollout phase.  Further, as a result of the reduced media spend, sales related to the DermaVitalTM skin care line during the three and nine months ended September 30, 2015 were approximately $580,000 and $2,232,000 compared to $742,000 and $3,014,000 during the three and nine months ended September 30, 2014. Additionally, sales from the Spanish language version of the DermaWandTM infomercial decreased to approximately $435,000 and $3,229,000 for the three and nine months ended September 30, 2015 from $716,000 and $3,835,000 for the three and nine months ended September 30, 2014, respectively.

The Company resumed airings on live televised home shopping in the first quarter of 2015 which resulted in increased revenue of $122,000 and $393,000 for the three and nine months ended September 30, 2015 compared to no generated sales from live televised home shopping for the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2015, international distributor sales revenue decreased to approximately $613,000 and $4,000,000 from $1,819,000 and $4,749,000 for the three and nine months ended September 30, 2014.  The decreases can be attributed to timing of international shipments, the impact of the appreciation of the U.S. dollar, and seasonality with our third party distributors.

Gross Margin

Gross margin percentage was approximately 67% and 68% for the three and nine months ended September 30, 2015, compared to approximately 68% and 71% during the three and nine months in 2014. For the three and nine months ended September 30, 2015, we generated approximately $2,405,000 and $13,516,000 in gross margin, compared to approximately $4,141,000 and $16,747,000 for the three and nine months ended September 30, 2014. The decreases in gross margin percentage can be attributed to additional live home shopping sales at a lower gross margin as well as changes in product mix as the Company brings additional products to market both domestically and internationally. For both the three and nine months ended September 30, 2015, the gross margin percentage for DRTV Revenue was approximately 84% and 86% compared to 88% and 87% for the three and nine months ended September 30, 2014.  The gross margin percentage for international sales for the three and nine months ended September 30, 2015 was approximately 45% and 48% compared to approximately 52% and 49%, for the three and nine months ended September 30, 2014.

Operating Expenses

Total operating expenses decreased to approximately $3,227,000 and $14,322,000 during the three and nine months ended September 30, 2015, from approximately $4,669,000 and $17,619,000 during the three and nine months ended September 30, 2014. This decrease in operating expenses is due to a few key factors. The largest factor is a decrease in media expenditures. Media expenditures were approximately $1,206,000 and $6,519,000, and $1,768,000 and $7,680,000 for the three and nine months ended September 30, 2015 and 2014, respectively. In addition, consulting fees and share based compensation contributed to the decrease in operating expenses. As the Company now performs a number of responsibilities previously performed by third party consulting firms, consulting fees decreased to approximately $81,000 and $284,000 during the three and nine months ended September 30, 2015, compared to approximately $222,000 and $823,000 during the three and nine months ended September 30, 2014.  Further, as a result of vesting of awards for non-employees in the prior year, share based compensation expenses decreased to approximately $157,000 and $486,000 during the three and nine months ended September 30, 2015, from approximately $360,000 and $950,000 during the three and nine months ended September 30, 2014.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expense decreased to approximately $187,000 and $890,000 for the three and nine months ended September 30, 2015 from $247,000 and $1,099,000 for the three and nine months ended September 30, 2014. Customer service expenses decreased to approximately $133,000 and $723,000 during the three and nine months ended September 30, 2015, from approximately $189,000 and $910,000 during the three and nine months ended September 30, 2014. Merchant fees decreased to approximately $82,000 and $398,000 during the three and nine months ended September 30, 2015, compared to $126,000 and $575,000 during the three and nine months ended September 30, 2014. Total bad debt expenses decreased to approximately $199,000 and $1,169,000 during the three and nine months ended September 30, 2015, from approximately $303,000 and $1,319,000 during the three and nine months ended September 30, 2014, which is consistent with the decrease in sales.

Other decreases include a decrease in product development and clinical trial costs to approximately $26,000 and $86,000 during the three and nine months ended September 30, 2015, compared to approximately $90,000 and $315,000 during the three and nine months ended September 30, 2014, due to the Company completing a number of clinical trials in the prior year.

Net Loss

The Company generated a net loss of approximately $(822,000) and $(806, 000) for the three and nine months ended September 30, 2015, compared with a net loss of approximately $(501,000) and $(858,000) for the three and nine months ended September 30, 2014. The decrease can be attributed to the reduction in sales for both the three and nine months ended for September 30, 2015, partially offset by the decreases in operating expenses, as discussed above.

Liquidity and Capital Resources

At September 30, 2015, we had approximately $876,000 in cash and cash equivalents, compared to approximately $1,145,000 at December 31, 2014. As a result of a pay-down of accounts payable and accrued liabilities of $787,000 and increase in inventory of approximately $422,000, net cash used in operating activities during the nine months ended September 30, 2015 was approximately $974,000 compared to net cash provided by operating activities of $89,000 in the nine months ended September 30, 2014.  Net cash provided by financing activities was $704,000 for the nine months ended September 30, 2015 compared to $76,000 for the nine months ended September 30, 2014. The reason for the change was the release of cash held as collateral on the Company’s former line of credit of $500,000 as discussed in Note 6 and the exercise of options and warrants for proceeds of approximately $204,000.

The Company had no debt obligations as of September 30, 2015 and December 31, 2014. Working capital decreased to approximately $1,742,000 at September 30, 2015, compared to approximately $1,918,000 at December 31, 2014.

As discussed in Note 7, on October 27, 2015, the Board authorized the issuance of up to 3,333,334 shares of common stock to be purchased at $0.30 per share to accredited investors.  A total of 3,333,334 shares were purchased through October 30, 2015 for gross proceeds of $1,000,000.  No underwriting discounts or commissions were paid.  As part of the offering, we agreed to register their shares for resale.  The offering will be used for funding opportunities we have for the promotion and sale of our DermaWandTM, CoralActives®, Derma Brilliance®, and Jidue® portfolio of products.  The purchasers are accredited investors, as that term is defined in Regulation D promulgated by the Securities and Exchange Commission, and the shares were issued with restrictive legends.  The issuance of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 5.06(b) of Regulation D.

Based on the Company’s current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the fourth quarter of 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2015. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2014, as filed with the Commission with our Annual Report form 10-K filed on March 19, 2015.

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

We carried out an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no other changes in our internal control over financial reporting for the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not required for smaller reporting company

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On October 27, 2015, the Board authorized the issuance of up to 3,333,334 shares of common stock to be purchased at $0.30 per share to accredited investors.  A total of 3,333,334 shares were purchased through October 30, 2015 for gross proceeds of $1,000,000.  No underwriting discounts or commissions were paid.  As part of the offering, we agreed to register their shares for resale.  The offering will be used for funding opportunities we have for the promotion and sale of our DermaWandTM, CoralActives®, Derma Brilliance®, and Jidue® line of products.  The purchasers are accredited investors, as that term is defined in Regulation D promulgated by the Securities and Exchange Commission, and the shares were issued with restrictive legends.  The issuance of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 5.06(b) of Regulation D.

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

Date: November 9, 2015

By: /s/ Kelvin Claney

Name: Kelvin Claney

Title: Chief Executive Officer

Date: November 9, 2015

By: /s/ Richard Ransom

Name: Richard Ransom

Title: President

Date: November 9, 2015

By: /s/ Ryan LeBon

Name: Ryan LeBon

Title: Chief Financial Officer