Form 10-K
period 2015-12-31
ICTV Brands Inc.
filed 2016-03-23
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Yes [  ] No [X]

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Act).

Yes [  ] No [X]

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2015 (the last business day of our most recently completed second fiscal quarter) was $9,326,764 using the closing price of $0.57 on June 30, 2015.

As of March 21, 2016, the registrant had issued and outstanding 28,202,739 shares of common stock.

Documents Incorporated by Reference: None.

ICTV BRANDS INC.

Index to

Annual Report on Form 10- K

For the Year Ended December 31, 2015

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

The Company develops, markets and sells products through a multi-channel distribution strategy, including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, JidueTM, a facial massager device which helps alleviate stress, and Good Planet Super SolutionTM, a multi-use cleaning agent. We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. The Company is presently exploring other devices and consumable product lines currently under licensing agreements.

The goal of our strategy is to use the brand awareness we create in our marketing campaigns so that we can sell the products, along with related families of products, under distinct brand names through multiple sales channels including direct response television (“DRTV”), digital marketing channels, live home shopping, traditional retail and e-commerce marketplaces, and our third party international distributor network.

The ICTV Brands Strategy

Our goal is to create several brands of products and to introduce our brands of products to the market through multiple sales channels including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international thirds party distributor network. Our objective is to have our brands of proprietary products sold through these channels to develop long lasting brands.

Our Proposed Brands and Current Products

We continually seek to develop, acquire or obtain the license to consumer products that we believe can be distributed and marketed profitably through our distribution network. Our success depends, in part, on our ability to market products that appeal to consumers and that can be easily associated with a particular brand. In order to succeed, we need to identify new products to supplement and possibly replace our existing product lines as they mature through product life cycles.

We put forth extensive effort to research and develop new products that are unique and that will be suitable for direct response marketing. Our development of new product ideas stems from a variety of sources, including inventors, trade shows, strategic alliances with manufacturing and consumer product companies, industry conferences, and the continuous review of new developments within targeted brand and product categories. In addition, we also receive unsolicited new product proposals from independent parties.

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

When we evaluate a product for its suitability for an infomercial, we consider how appropriate it is for television demonstration and how consumers will perceive the value of the product. Part of our selection criteria for new products are as follows:

●	Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace. Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

●	Must support a sufficient media cost per order allowable while still representing good perceived value to the consumer;

●	Must have a unique “hook” to be able to catch the attention of the viewer - the bigger the problem solved by the product, the greater the sales potential;

●	Easily and effectively promoted through sustained television and digital branding;

●	Supports a margin sufficiently high enough to maintain profitability to us when sold through conventional retailers;

●	Has high volume sales potential, to ensure live home shopping and retailer/e-commerce interest;

●	Exhibits potential for “back-end” sales either through live home shopping, traditional retail or continuity programs; and

●	Should have the capability to be marketed internationally through wholesale distributor network.

Our primary product categories are in the health, wellness and household space. These categories have performed well in Direct Response Television (“DRTV”) campaigns and they move smoothly to multiple sales channels.

The following is a list of products we own or have certain rights to and that we are currently marketing or plan to market over the next twelve months.

Health and Wellness Products

The Health and Wellness category is a strong and proven DRTV category as products in this category demonstrate well on television with before and after clinical trials, possess high profit margins, and are aimed at highly motivated markets.

DermaWandTM

We own the worldwide exclusive rights to sell the DermaWandTM, an at home skin care device that reduces fine lines and wrinkles and improves overall skin appearance. The price consumers pay for DermaWandTM varies from country to country, however, it generally ranges from $90-$150. The DermaWandTM is sold and marketed with DermaVitalTM skin care products which are offered with various continuity programs. During the year ended December 31, 2015, the Company sold approximately 97,000 and 216,000 units to DRTV consumers and international third party distributors, compared to 129,000 and 315,000, respectively during the year ended December 31, 2014. Sales to third party distributors are made at a wholesale price.

During 2015 and 2014, the DermaWandTM infomercial aired on both national cable stations and throughout a variety of broadcast markets in the United States. The Company recognized approximately $16,271,000 and $22,764,000 of revenue related to the DermaWandTM infomercial, including DermaVitalTM sales, during 2015 and 2014, respectively. The Company plans to continue to actively run the DermaWandTM show in 2016, develop an updated DermaWandTM model, as well as continue to update our overall DRTV and digital marketing campaigns. In addition, the Company sells the DermaWandTM to third party international distributors in over 60 countries. The Company recognized approximately $5,317,000 and $7,192,000 of international third party distributor revenue during 2015 and 2014, respectively.

DermaVital®

DermaVital® is a brand of cosmetics with a wide variety of products. The product line consists of several moisturizers that allow water to penetrate the skin’s surface, thus re-hydrating the deeper layers. Medical experts, including dermatologists, agree that dehydration or lack of water is a major cause of skin problems. In addition to moisturizers, the DermaVital® line has facial cleansers, microdermabrasion treatments, eye cream, lip cream, and hand cream. The Company is currently working on developing new products to market under the DermaVital® name.

DermaVital® has been offered to DermaWand buyers through U.S. DRTV and Internet distribution channels as a monthly continuity program. Customers are enrolled month to month and can cancel at any time. The Company recognized approximately $2,720,000 and $3,769,000 of DermaVital® revenue during 2015 and 2014, respectively. The Company is focused on expanding the number of customers that enroll in continuity, increasing the average order value of our continuity shipments, and increasing the average number of cycles that a customer stays in a continuity program.

CoralActives®

In March 2014, the Company entered into a licensing agreement with Ermis Labs, LLC, in which ICTV obtained the exclusive worldwide rights to manufacture and distribute their line of CoralActives® acne treatment and skin cleansing products. The Coral Actives product line consists of a cleanser & serum 2-step acne treatment, retinol exfoliating cleanser, penetrating acne serum gel, moisturizer and cleansing bar. The Company had sales of approximately $51,000 and $45,000 during 2015 and 2014, respectively. The Company incurred clinical trial costs of approximately $0 and $14,000 and production costs of approximately $41,000 and $26,000 in the years ended December 31, 2015 and 2014, respectively. Future plans include further development and build-out of a continuity program and expansion of distribution channels, including retail in 2016.

Derma BrillianceTM

In April 2013, the Company entered into a licensing agreement with DermaNew, Inc., in which the Company obtained the exclusive worldwide rights to manufacture and distribute their anti-aging and re-surfacing scientific skincare system, Derma BrillianceTM, a patented anti-aging, resurfacing and skin polishing system. The Company completed a long form infomercial and incurred production costs of approximately $265,000 in the year ended December 31, 2014. The Company had sales of approximately $237,000 and $10,000 in the years ended December 31, 2015 and 2014, respectively. The Company expects to continue to market the product digitally and to its DermaWand customers within North America, as well as through its third party international distributor network.

JidueTM

In July 2014, the Company entered into an exclusive marketing agreement with Audy Global Enterprises Inc., in which the Company obtained the exclusive worldwide license to market and distribute the JidueTM Facial Massager Mask. JidueTM is a facial massager that works through 18 uniquely positioned pulsating nodes, which stimulates the 4 key pressure points around the eye to increase facial blood circulation & lymph flow. The agreement consisted of an initial 8-month test period and subsequent 12-month terms. As part of the agreement, the Company will pay a royalty calculated as a percentage of sales with minimum annual requirements. The Company had sales of approximately $201,000 and $95,000 for the year December 31, 2015 and 2014, respectively. The Company incurred production and clinical trial costs of approximately $32,000 and $21,000 in the year ended December 31, 2015 and 2014, respectively. The Company is currently creating a new long form infomercial to test in 2016 both domestically and through our international distributor network.

Elastin-rp®

In July 2013, ICTV acquired the exclusive worldwide rights to Elastin-rp® via a licensing agreement with BioActive Skin Technologies. Elastin-rp® is a branded system of cosmetic formulations designed to help improve the elasticity of the skin, thereby diminishing the appearance of fine lines and wrinkles. Elastin-rp® addresses the anti-aging market and is delivered using a unique body heat-activated system which enables the BioLastin Complex to penetrate quickly to help stimulate your skin’s natural ability to replenish elastin and collagen. The Company had sales of approximately $117,000 and $72,000 in the years ended December 31, 2015 and 2014, respectively. The Company incurred production costs of approximately $4,000 and $60,000 in the years ended December 31, 2015 and 2014, respectively. The Company plans to market this product in 2016 through fulfilling continuity orders and on its digital marketing platform.

Other Categories

Good Planet Super SolutionTM

In 2014, the Company developed an infomercial for a multiple use cleaning agent named Good Planet Super SolutionTM. Good Planet Super Solution is used for washing and waxing cars, cleaning and polishing stainless steel appliances, as well as multiple household uses. The Company developed and completed an infomercial and ran a limited media test in December 2014. The Company had sales of approximately $234,000 for the year ended December 31, 2015, primarily from an international distributor located in Australia. We incurred production expenses of approximately $5,000 and $241,000 in the years ended December 31, 2015 and 2014, respectively. We expect to continue marketing this product primarily to our international distributor network as well as traditional retail throughout 2016.

Other Products

The Company continues to see new products and has plans to market a number of additional products within its distribution network in 2016, including an at-home pedicure device, the Ultimate Pedi by Dermawand, the Point Perfect Sprinkler, and an exercise device, Spin Force.

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

Infomercials are characterized by benefit-driven copy, captivating demonstrations and attractive offers. A typical infomercial consists of two or three “pods” that each last from 6 -12 minutes. Each pod contains product and benefit information for consumers to make a decision on whether or not to purchase. The pod concludes with a call-to-action (CTA) during which the seller asks for the order.

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

We also think infomercials are an easy means by which to measure the success of our marketing efforts. We can measure how successful an infomercial is or will be by doing a media test. If the product performs well during test marketing, we can increase the media time for the infomercial. We can also target certain markets by buying media time in particular locations or cities. In addition, we can measure the impact to our web and digital marketing efforts. The products we sell via our infomercials may do well in some markets, but not in others. When orders are placed, we gather demographic information about the purchaser and use this information to determine our future target markets.

We contract with several independent companies to manufacture our products. In general, we place an order with the manufacturer and we pay the manufacturer cash upon shipment of the goods. In some instances, we provide the manufacturer with an advance payment to cover a portion of the manufacturers’ costs, and we pay the balance after the goods are shipped. We utilize telemarketing firms to answer phones and capture orders for products sold through our infomercials. Our storage of inventory, customer service, order processing, and order shipping functions are performed by two outside third party contracted fulfillment centers, Fosdick Corporation Inc. in Berlin, CT and Northland Fulfilment in Toronto, Ontario. We generally fulfill our orders within one to five days of the date customers order our products. If for some reason we are unable to fulfill an order within five days of the date of a customer’s order, then we provide the customer with a letter explaining the reason for the delay. The letter will also provide the customer with a revised shipping date not to exceed thirty days, and will offer the customer an option to either consent to the delay in shipping or to cancel their order and receive a prompt refund.

Infomercial Production

We produce our infomercials with internal management resources as well as independent production companies. We have relationships with several independent producers, and we contract out such functions as a way to keep our overhead to a minimum. We, along with the owner or inventor of the product (as the case may be) have input and direct the production process. Even when we outsource production, we utilize a company specialist to oversee all scripting, filming and editing of the infomercial, and we take great care to ensure that the infomercial is produced in such a way that it can easily be adapted to international markets.

Media Testing

Once the infomercial is produced, we acquire a minimal amount of inventory and purchase $10,000 – $20,000 worth of media time through one of our preferred direct response television specialist media agencies to test the infomercial in select target markets. The agencies generally have comprehensive records of the markets and time slots in which certain product categories have historically sold well. The agencies also have comprehensive tracking and analyzing programs to test and track the sales response in the markets where we air our infomercials. The agencies will provide us with a report showing the amount of revenue generated from the infomercial as a ratio to media dollars spent. For example, a 2.5:1 ratio means that for every $1.00 spent on media, $2.50 was generated in sales. In addition, we will create a website and digital marketing strategy including search engine marketing and optimization, paid social and banner campaigns. The success of our media test depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner, and as such, we measure total web visits per media dollar and the overall conversion rates. We take this information, along with other things such as cost of goods, fulfillment charges, telemarketing costs, insurance, returns, credit card commissions and shipping costs and generate our own profitability analyses to assess the success of the infomercial in our target markets.

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

International Third Party Distributors

One of the goals of our international third party distributor division is to establish solid distribution relationships in each country where our products are marketed. By doing so, we can tailor our products and production for each individual region, and develop relationships with local experts and established companies that are intimate with the marketplace. When a product that was domestically sold in an infomercial is prepared for international distribution, the international infomercial operator will dub the infomercial, develop product literature in the appropriate foreign language and review the infomercial’s compliance with local laws. The international infomercial operator will then test the infomercial and roll it out on a larger scale if the test marketing is successful. We believe that many well-produced infomercials can produce profitable margins somewhere internationally, even if they have failed in the United States. We devote significant attention and launch certain products primarily to the international market and through our strategic alliances that we have and will continue to develop throughout the world. We are working to leverage our line of products that we market internationally and test which shows sell best in each country and region.

Retail / E-Commerce Sales

We aim to capitalize on the brand and product awareness we create through our infomercials by selling our proprietary brands of products and related families of products under those brands in dedicated shelf-space areas by product category in traditional retail stores. We believe that traditional retail sales are a logical step to take after we create brand and product awareness through our infomercials, because we will not have to incur any significant marketing costs and expenses that consumer product companies would otherwise have to incur when introducing their products to the traditional retail environment. Additionally, we sell our brands on numerous retailers’ online market places and utilize this strategy to develop the framework to bring the product to the brick and mortar environment.

Other Direct Response Sales Methods

Once we have rolled out a product, we prepare to distribute the product via other direct response methods, primarily through digital marketing efforts consisting of search engine marketing and optimization, paid social media, and banner ad campaigns. Additionally, we will present our products to live home shopping networks such as QVC, the Home Shopping Network (“HSN”) and The Shopping Channel Canada (“TSC”). Live home shopping is a significant part of our strategy due to the demonstrable nature of our product offerings. These channels have very large customer bases which are in our target demographic. Additionally, we use other direct response methods such as direct mail, inserts, and print media. We believe that these additional means further allow us to use the brand awareness we create in our infomercials to reach consumers who might not be presented our infomercials. These other direct response methods also extend the time period during which each of our products can generate revenue.

Customer Service

We seek to provide our customers with quality customer service. We generally offer an unconditional 30-day money back return policy to purchasers of our products. Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product’s profitability.

Competition

We compete directly with several established companies that generate sales from infomercials and direct response television, as well as small independent direct response television producers. Products similar to ours may be sold in department stores, pharmacies, general merchandise stores, magazines, newspapers, direct mail advertising, catalogs, and over the internet. Many of our major competitors, who include Telebrands Corp. and Guthy-Renker Corp., have substantially greater financial, marketing and other resources than do we.

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

Trademarks

We have several registered trademarks for DermaWandTM, DermaVital®, JidueTM, Good Planet Super SolutionTM, and Derma BrillianceTM, throughout the world. In addition, under our current licensing agreements for all products, all related trademarks are assigned to us.

Patents

We own the worldwide patent and all related trademarks for DermaWandTM, as is necessary to manufacture, market and distribute DermaWandTM. In addition, under our current licensing agreements for all products, all related patents are assigned to us.

Copyrights

We have copyright registrations for all versions of our infomercials.

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

Royalty Agreements

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, by virtue of the Share and Option Purchase Agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWandTM. Under a marketing and royalty agreement with the developer of DermaWandTM, we were obligated to pay them a royalty at a fixed rate per unit sold. Under a Purchase Agreement entered into on January 22, 2016 with Omega 5 Technologies, Inc., we acquired the Dermawand patent and all related trademarks for the sum of $1,200,000 paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. There shall be no interest charged, and ICTV may, in its sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price. As a result, effective January 1, 2016, we are no longer obligated to make royalty payments on sales of DermaWandTM.

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

Employees

As of December 31, 2015, we employed a total of eleven employees. We consider our labor relations to be good. None of our employees are covered by a collective bargaining agreement.

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

A significant portion of the Company’s product sales depend on search engines and other online sources to attract visitors to our websites, and if the Company is unable to attract these visitors and convert them into customers in a cost-effective manner, our business and financial results may be harmed.

With a significant portion of the Company’s DermaWandTM sales being derived from e-commerce sites, our sales depend on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner, which depends, in part, on website design, search engines and other online sources for its website traffic. If our television media does not drive a sufficient amount of visits, if one or more of the Company’s competitors outbids the Company for specific search terms or utilizes search terms which are similar to those purchased by the Company, or if one or more of the website development companies or other online sources on which it relies for purchased listings, modifies or terminates its relationship with the Company, our expenses could rise, we could lose customers, traffic to our websites could decrease and our web sales and financial results could be negatively impacted.

We generate a significant portion of our DRTV revenue through long form infomercials, and the reduction in availability of such advertising or loss of advertising outlets could seriously harm our business.

We generate a significant portion of DermaWandTM sales through the use of running long form 30-minute infomercials. If we cannot purchase an adequate amount of advertising time, deliver our advertising in an appropriate and effective manner, and/or reach an acceptable rate of return on our advertising spend, we will continue to receive lower levels of sales leads and ultimately customers, and will generate less revenue, which could have a material impact on our business and our revenues.

The international third party distributor segment is exposed to business and macro-economic risks which could cause results of our operations to suffer.

Expansion into new international markets and bringing new brands to our international distributor network is a major element of the Company’s growth strategy. Factors such as compliance with foreign laws regarding manufacture, importation and registration of our products, currency fluctuations including the impact of the strengthening of the U.S. dollar, competition from entrenched local companies, and product integration issues may have an adverse impact on the Company’s financial condition.

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

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of our 100,000,000 authorized common shares, 71,972,988 shares, or 72%, remain unissued at December 31, 2015. The Company has 6,480,003 stock options to purchase common stock outstanding as of December 31, 2015. The board of directors has the power to issue such shares without shareholder approval. None of our 20,000,000 authorized preferred shares are issued. We fully intend to issue additional common shares or preferred shares in order to raise capital to fund our business operations and growth objectives.

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

Our executive officers and directors own or exercise full or partial control over 41% of our outstanding common stock. As a result, other investors in our common stock may not have much influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of ICTV.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

Our executive offices are located in Wayne, Pennsylvania where we lease 2,726 square feet with a monthly lease payment of approximately $5,000, which expires in March 2017. We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. Our property is adequately covered by insurance in the Wayne location.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings in the years ending December 31, 2015 and 2014.

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

	High	Low		High	Low
Quarter ended	($)	($)	Quarter ended	($)	($)
December 31, 2015	0.45	0.16	December 31, 2014	0.75	0.64
September 30, 2015	0.59	0.40	September 30, 2014	0.90	0.64
June 30, 2015	0.69	0.50	June 30, 2014	0.83	0.58
March 31, 2015	0.78	0.43	March 31, 2014	1.05	0.70

HOLDERS

As of March 21, 2016, there were 28,202,739 shares of common stock outstanding. We estimate these shares are held by approximately 300 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors to the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of December 31, 2015, 316,667 options are outstanding under the Plan.

In December 2011, our Board of Directors approved our 2011 Incentive Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employment of the Company or its subsidiary. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. As of December 31, 2015, 3,720,002 options are outstanding under the 2011 Plan.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,036,669	$0.21	1,963,331
Equity compensation plans not approved by security holders	2,443,334	$0.32	N/A
Total	6,480,003	$0.25	1,963,331

Recent Sales of Unregistered Securities

On December 28, 2015, the Company issued 300,000 incentive stock options to four employees under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.21 per share. The options vest over three years, provided the recipients are still employed by the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipients of the options are key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 28, 2015, the Company modified the exercise price of 1,630,000 options issued to nine employees and 500,000 options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.21 per share for the nine employees and $0.24 for the remaining employee. The vesting periods remained the same, provided the recipients are still employed by the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipients of the options are key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 28, 2015, the Company modified the exercise price of 200,000 options issued to three of its independent directors at a fair market value exercise price of $0.21 per share, and the vesting period remained the same, provided the recipients are still directors of the Company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipients of the options are key employees of the Company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 7, 2016, the Company issued a total of 50,000 incentive stock options to one of its independent directors at a fair market value exercise price of $0.21 per share. The options vest one third each year over the next three years, provided the recipient is still a director of the Company. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 15, 2016, a former employee exercised 200,000 options previously issued to him, at an exercise price of $.08 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 128,000 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 4, 2016, a former employee exercised 150,000 options previously issued to him, at an exercise price of $.15 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 47,727 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Overview

The goal of our strategy is to use the brand awareness we create in our marketing campaigns so that we can sell the products, along with related families of products, under distinct brand names through multiple sales channels including direct response television (“DRTV”), digital marketing channels, live home shopping, traditional retail and e-commerce marketplaces, and our third party international distributor network.

Fluctuations in our revenue are driven by changes in our product mix. Revenues may vary substantially from period-to-period depending on our product line-up. A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including, seasonal factors, number of infomercials run, the product’s stage in its life-cycle, the public’s general acceptance of the marketing campaign and other outside factors, such as the general state of the economy.

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

Many of our expenses for our own products are incurred up-front. Some of our up-front expenditures include infomercial production costs which are expensed at the start of a campaign and purchases of media time. If our infomercials are successful, these up-front expenditures produce revenue as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our international sales to third party distributors, because we merely act as the distributor for pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2015, with the fiscal year ended December 31, 2014.

Revenues

Our net sales decreased to approximately $24,096,000 during the year ended December 31, 2015 from approximately $32,322,000 during the year ended December 31, 2014. Net sales relating to DermaWandTM for direct response television (DRTV), including DermaVital®, were approximately $16,271,000 in 2015 as compared to approximately $22,764,000 in the prior year. The primary driver of the decline in sales was generated by our decrease in media related expenditures as we reduced the amount of airings of the DermaWandTM infomercial as we allocated additional resources to other products in our pipeline. We reduced its total media spend from approximately $10,629,000 during the year ended December 31, 2014 to approximately $7,907,000 during the year ended December 31, 2015. Further, as a result of the reduced media spend, sales related to the DermaVital® skin care line were approximately $2,720,000 and $3,769,000 of DermaVital® revenue during 2015 and 2014, respectively.

During the year ended December 31, 2015, international third party distributor sales revenue for the DermaWandTM decreased from approximately $7,192,000 to approximately $5,317,000. The decrease is primarily due to a decline in sales from our third party distributor customer located in Mexico, Inova. Sales to Inova were approximately $1,019,000 for the year ended December 31, 2015 compared to approximately $4,934,000 for the year ended December 31, 2014. Offsetting the decrease in sales from Inova were the addition of new distributors in France and South America. The Latino Media Services (LMS) group comprised of distributors from Chile, Argentina, Peru, Colombia, El Salvador, and Ecuador accounted for approximately $1,298,000 in sales in 2015 compared to approximately $358,000 in the prior year. Our French distributor Novellia’s revenue grew from approximately $46,000 in the prior year to approximately $1,488,000 for the year ended December 31, 2015. Our international third party distributor revenue is impacted by timing of shipments at period end, currency fluctuations as well as seasonality.

We resumed airings on live televised home shopping during 2015 which resulted in increased revenue of $393,000 for the year ended December 31, 2015 compared to no generated sales from live televised home shopping in the prior year.

Gross Margin

Gross margin percentage was 68% in 2015, compared to 70% in 2014. In 2015, we generated approximately $16,421,000 in gross profit, compared to approximately $22,507,000 in 2014. The gross margin percentage for domestic DRTV consumer revenue was approximately 74% and 77% compared to approximately 48% and 45% for international third party distributor sales in 2015 and 2014, respectively. The decreases in gross margin percentage can be attributed to additional live home shopping sales at a lower gross margin as well as changes in product mix as we bring additional products to market both domestically and internationally.

Operating Expenses

Total operating expenses decreased to approximately $17,809,000 during the year ended December 31, 2015, compared to approximately $24,805,000 in the prior year. This decrease in operating expenses is due to a few key factors. The largest factor is a decrease in media expenditures. Media expenditures were approximately $7,907,000 and $10,731,000 in the years ended December 31, 2015 and 2014, respectively. Partially offsetting the decrease in media expenditures was an increase in internet marketing expense as we shifted to more digital marketing efforts through search engine marketing and optimization, paid social media and banner ad campaigns. Internet marketing expenditures were approximately $906,000 and $601,000 during the years ended December 31, 2015 and 2014, respectively.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expenses were approximately $1,060,000 and $1,526,000 during the years ended December 31, 2015 and 2014, respectively. Customer service expenses were approximately $850,000 and $1,156,000 during the years ended December 31, 2015 and 2014, respectively. Merchant fees decreased to approximately $470,000 in the year ended December 31, 2015, compared to approximately $723,000 during the year ended December 31, 2014. Total bad debt expenses decreased to approximately $1,372,000 during the year ended December 31, 2015 from approximately $1,780,000 in the prior year, which is consistent with the decrease in sales.

In addition to the volume related decreases, the Company reduced its operating expenditures in a number of other areas. Production expenses were approximately $323,000 and $832,000 during the years ended December 31, 2015 and 2014, respectively as a result of the timing of campaign launches. In 2015, we brought in-house a number of responsibilities previously outsourced to third party consultants, resulting in consulting fees decreasing to $392,000 from $1,139,000 during the years ended December 31, 2015 and 2014, respectively. Furthermore, as we completed a number of clinical trials and production initiatives in the prior year, our research and development and travel expenditures decreased to approximately $115,000 and $253,000 during the year ended December 31, 2015, from approximately $527,000 and $525,000 in the prior year, respectively. Additionally, as all non-employee awards vested in the prior year, our total share based compensation expenses decreased to approximately $612,000 during the year ended December 31, 2015, from approximately $1,270,000 during the year ended December 31, 2014.

Net Loss

We generated a net loss of approximately $1,388,000 for the year ended December 31, 2015, compared with a net loss of $2,284,000 for the year ended December 31, 2014. The decrease can be attributed to the decrease in net sales, more than offset by the overall decreases in operating expenses discussed above.

Liquidity and Capital Resources

At December 31, 2015, we had approximately $1,334,000 in cash and cash equivalents compared to approximately $1,645,000 at December 31, 2014. Cash flow used by operations was approximately $1,515,000 during the year ended December 31, 2015 compared to cash flow provided of approximately $161,000 for the same period in 2014. The fluctuation is primarily a result of a pay-down of accounts payable and accrued liabilities of $1,068,000 and an increase in inventory of approximately $228,000. Net cash provided by financing activities was $1,704,000 during the year ended December 31, 2015 compared to net cash used of $428,000 for the same period in 2014. The increase was due to the release of cash held as collateral on the Company’s former line of credit of $500,000, the exercise of options and warrants for proceeds of approximately $204,000 and the issuance of 3,333,334 shares of common stock for proceeds of $1,000,000.

We had no debt obligations as of December 31, 2015 and 2014. We had working capital of approximately $2,253,000 at December 31, 2015, compared to $1,919,000 at December 31, 2014. Based on our current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into at least the second quarter of 2017.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $119,000 and $317,000 as of December 31, 2015 and 2014, respectively. The majority of the Company’s receivables are from its direct to consumer DRTV customers. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. The Company calculates its allowances based on historical customer returns and bad debt activity. The Company completes a validation process on its reserve estimates by performing a retrospective review on an ongoing basis.

In addition to reserves for returns on accounts receivable, an accrual is made for the returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $80,000 and $221,000 as of December 31, 2015 and 2014, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. Reserves for slow-moving, excess and obsolete inventories, reduce the historical carrying value of our inventories, and are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. Included in inventory at December 31, 2015 and 2014 is approximately $42,000 and $115,000 of consigned product, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

ITEM 7A. MARKET RISK DISCLOSURES

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

Financial statements are set forth on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the appropriate authorizations; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework 2013.

Based on our assessment, management believes that, as of December 31, 2015, our internal control over financing reporting was effective.

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

Changes in internal control over financial reporting

There were no significant changes in internal controls over financial reporting during the quarter ended December 31, 2015.

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

NAME	AGE	POSITION
Kelvin Claney	66	Chief Executive Officer, Secretary and Chairman
Richard Ransom	37	President
Ryan LeBon	33	Chief Financial Officer
Stephen Jarvis	62	Director, Audit Committee Member
William Kinnear	71	Director, Audit Committee Chair
Donald McDonald, Jr.	63	Director, Audit Committee Member
Diana Pessin	43	Director, Audit Committee Member

Kelvin Claney – Chief Executive Officer, Secretary, Chairman

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

Richard Ransom – President

Richard Ransom joined ICTV in July of 2008 as the Company’s Controller, and was appointed as Chief Financial Officer on December 8, 2008. Mr. Ransom joined the Company with experience in financial management roles at Traffic.com, Hildebrandt International, and Grant Thornton. He is a graduate of Pennsylvania State University with a degree in Accounting, and received his MBA from Delaware Valley College in December, 2009. In August 2011, Mr. Ransom was promoted to President of ICTV. Mr. Ransom resigned his position as Chief Financial Officer effective January 1, 2014. Mr. Ryan LeBon was appointed Chief Financial Officer effective January 1, 2014.

Ryan LeBon – Chief Financial Officer

Ryan LeBon joined the Company in June of 2013 as the Company’s Director of Financial Reporting. Effective January 1, 2014, our Board of Directors appointed Ryan LeBon as Chief Financial Officer of the Company. Prior to joining the Company, Mr. LeBon had served in roles with Deloitte & Touche LLP, as an Audit Manager primarily serving SEC registrants, and as a Controller with General Electric. Mr. LeBon is a graduate of Villanova University with a degree in accounting and is a Certified Public Accountant in Pennsylvania.

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

Donald McDonald, Jr. – Director

Donald McDonald Jr. became a director of the Company in April 2014. Mr. McDonald’s 40-year career spans several organizations from financing to direct response advertising to technology and media. His responsibilities as a founder and executive over the past 30 years include strategy, vision, management, operational and sales. In particular, Mr. McDonald led National Media Corporation, a direct response marketing company, to $320 million in annual sales and a NYSE listing as a public company. Mr. Mc Donald is currently with Great Valley Capital Advisors, assisting companies with corporate development and strategy.

Diana Pessin – Director

Diana Pessin became a director of the Company in January 2016. Ms. Pessin has more than fifteen years of senior-level business management experience in product and direct to consumer marketing. Ms. Pessin is currently Vice President of User Acquisition & Programmatic Buying with HBO, where she leads the customer acquisition strategy for HBO’s streaming service and oversees a multi-million dollar media budget to drive subscriptions across search, display, video, paid social and programmatic buying efforts. She has extensive experience in developing coordinated marketing and promotional campaigns, partnership negotiations, and analysis of sales and finances. Additionally, Ms. Pessin has served in consumer marketing roles at Sportscapsule, Inc. and Colgate-Palmolive Company. Ms. Pessin holds an MBA with a Concentration in Marketing and Media Management from Columbia University, a Bachelors of Science with Distinction in Applied Economics and Business Management from Cornell University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company’s common stock, including any grants of options to purchase common stock. To the best of the Company’s knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2014.

Audit Committee and Code of Ethics

Our Audit Committee consists of our four independent members, William Kinnear, Stephen Jarvis, Donald McDonald, and Diana Pessin. Mr. Kinnear is Chairman of the Audit Committee and is considered the Audit Committee financial expert. We have not yet adopted a code of ethics applicable to our senior management, or persons performing those functions, because of the small number of persons involved in management of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to ICTV in all capacities during the years ended December 31, 2015 and 2014, by our executive officers (the “Named Officers”).

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock ($)(1)	Option Awards Granted ($)(2)
Kelvin Claney (Chief Executive Officer)	2015	290,000	-	-	-
	2014	275,000	10,000	25,000	216,900

Richard Ransom (President)	2015	200,000	-	-	-
	2014	185,000	10,000	25,000	144,600

Ryan LeBon (Chief Financial Officer)	2015	140,000	-	-	9,400
	2014	125,000	10,000	25,000	255,030

(1)Stock awarded as exercise of options on January 15, 2015 including applicable taxes. Stock and cash bonus amounts were paid on January 15, 2015 and accrued for as of December 31, 2014.

(2)Option awards measured in accordance with FASB ASC Topic 718 and such awards vest over three years. See Note 2 for further information.

Compensation of Directors

During 2015, Stephen Jarvis, William Kinnear and Donald McDonald, Jr. each received $9,000 as compensation for their service as directors. During 2014, Stephen Jarvis, William Kinnear and Donald McDonald, Jr. each received $6,000 as compensation for their service as directors. In 2015 and 2014, Stephen Jarvis was paid $3,617 and $2,640, respectively, for commissions above and beyond his duties as a director. In April 2014, Donald McDonald, Jr. was awarded 100,000 common stock options at an exercise price of $0.70. In December 2014, Stephen Jarvis, William Kinnear and Donald McDonald, Jr. were also each issued options to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.72. As part of her appointment as director on January 7, 2016, Diana Pessin was awarded 50,000 options at a price of $0.2057. For the year ended December 31, 2016, each director will receive an annual stipend of $9,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2016 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of March 21, 2016, we had 28,202,739 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned(13)
Kelvin Claney, Chairman and Chief Executive Officer, Member of the Board of Directors(1)(7)(14)	7,794,936	27.7%
The Better Blocks Trust, declared January 1, 1994 (2)	6,668,660	23.7%
Richard Ransom, President (1)(8)	1,756,666	6.2%
Ryan LeBon, Chief Financial Officer (1)(9)	226,667	0.8%
Stephen Jarvis, Member of the Board of Directors (3)(10)	538,666	1.9%
William Kinnear, Member of the Board of Directors (4)(11)	108,333	0.4%
Donald McDonald, Jr., Member of the Board of Directors (5)(12)	75,000	0.3%
Diana Pessin, Member of the Board of Directors (6)(15)	1,164,498	4.1%
Norman Pessin (16)	2,216,674	7.9%
Sandra Pessin (16)	2,166,667	7.7%
John J. Grimley, Jr. (17)	1,623,800	5.8%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7 PERSONS)	11,664,766	41.4%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)	The business address for these persons is 489 Devon Park Drive, Suite 315, Wayne, PA 19087.
(2)	The address for The Better Blocks Trust is 1326 Heyward Street, Chesterbrook, PA 19087.
(3)	Mr. Jarvis’s business address is 320 J P Razal Street, Unit 301, 3rd Floor Aralco Bldg., Poblacion, Makati City 1210, Philippines.
(4)	Mr. Kinnear’s business address is 2120 - 130 Adelaide Street West, Toronto, Ontario M5H 3P5, Canada.
(5)	Mr. McDonald’s business address is 431 Drummers Lane, Wayne PA 19087
(6)	Ms. Pessin’s business address is 310 E 75th Street, Apt 2a, New York, NY 10021
(7)	Includes 533,333 shares as to which Mr. Claney holds exercisable options within 60 days.
(8)	Includes 1,075,000 shares as to which Mr. Ransom holds exercisable options within 60 days.
(9)	Includes 166,667 shares as to which Mr. LeBon holds exercisable options within 60 days.
(10)	Includes 175,000 shares as to which Mr. Jarvis holds exercisable options within 60 days.
(11)	Includes 108,333 shares as to which Mr. Kinnear holds exercisable options within 60 days.
(12)	Includes 75,000 shares as to which Mr. McDonald holds exercisable options within 60 days.
(13)	Currently exercisable options have been included as outstanding shares for purposes of this calculation.
(14)	Includes 6,668,660 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.
(15)	Includes 1,107,298 shares owned indirectly by spouse, Brian Pessin
(16)	Mr. and Mrs. Pessin’s business address is 366 Madison Avenue, 14th Floor, New York, NY 10017
(17)	Mr. Grimley’s business address is 308 West Lancaster Avenue, Wayne PA 19087.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A majority of our directors are independent, as determined in accordance with the definition of independence in the NYSE Listed Company Manual. Our independent directors are Messrs. Jarvis, Kinnear, McDonald and Pessin.

The Company had a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723. Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment. On April 1, 2012, the note payable was modified with new terms to include interest at the rate of four and three quarters percent (4.75%) per annum. Interest payments of $0 and $7,000 were paid during 2015 and 2014, respectively. On April 1, 2012, when the note was modified, a conversion option was added that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share. Conversion is at the option of lender. Any amount not converted will continue to be payable in accordance with the terms of the note. The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification. The principal balance of this note was due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017. This note was able to be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due. Principal payments of $0 and $119,000 were made during the years ended December 31, 2015 and 2014, respectively. On February 5, 2014, the shareholder sold $50,000 of the note to an accredited investor, who then converted the $50,000 note into 100,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. Additionally, on March 18, 2014, the shareholder sold $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. On October 2, 2014, the shareholder sold an additional $75,000 of the note to an accredited investor, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. On December 19, 2014, the shareholder sold an additional $75,000 of the note to two accredited investors, who then converted the $75,000 note into 150,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. At December 31, 2015 and 2014, the balance outstanding was $0.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered from EisnerAmper LLP for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $125,000 in 2015 and $141,000 in 2014.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above.

Tax Fees

The aggregate fees billed to the Company for professional services rendered for tax compliance, tax advice, and tax planning were $11,000 in 2015 and $29,000 in 2014.

All Other Fees

There were no other fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm.

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

2*	Share and Option Purchase Agreement

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

3.3*	First Amendment to Amended and Restated Bylaws

10.1*	2001 Stock Option Plan

10.2****	Purchase Agreement for DermaWand patent and trademark(s) dated January 22, 2016

10.3***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification – President

31.3****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32****	Section 1350 Certifications

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

ICTV BRANDS INC.

Date: March 23, 2016	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date:	March 23, 2016
Name:	Kelvin Claney
Title:	Chief Executive Officer and Chairman

By:	/s/ Richard Ransom	Date:	March 23, 2016
Name:	Name: Richard Ransom
Title:	Title: President

By:	/s/ Ryan LeBon	Date:	March 23, 2016
Name:	Name: Ryan LeBon
Title:	Title: Chief Financial Officer

By:	/s/ Stephen Jarvis	Date:	March 23, 2016
Name:	Name: Stephen Jarvis
Title:	Title: Director

By:	/s/ William Kinnear	Date:	March 23, 2016
Name:	William Kinnear
Title:	Title: Director

By:	/s/ Donald McDonald, Jr.	Date:	March 23, 2016
Name:	Donald McDonald, Jr.
Title:	Title: Director

By:	/s/ Diana Pessin	Date:	March 23, 2016
Name:	Diana Pessin
Title:	Title: Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ICTV Brands Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ICTV Brands Inc.

We have audited the accompanying consolidated balance sheets of ICTV Brands Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICTV Brands, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Philadelphia, Pennsylvania

March 23, 2016

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,334,302	$1,097,008
Cash held in escrow	-	547,975
Accounts receivable, net of $118,563 and $316,643, respectively	301,726	948,014
Inventories, net	2,205,726	1,978,001
Prepaid expenses and other current assets	417,057	631,814
Total current assets	4,258,811	5,202,812

Furniture and equipment	72,008	72,008
Less accumulated depreciation	(50,492)	(42,186)
Furniture and equipment, net	21,516	29,822
Total assets	$4,280,327	$5,232,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,516,250	$2,582,936
Severance payable – short-term	45,995	40,800
Deferred revenue – short-term	444,066	660,564
Total current liabilities	2,006,311	3,284,300

Severance payable – long-term	-	6,200
Deferred revenue – long-term	405,746	480,693
Total long-term liabilities	405,746	486,893

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,027,012 and 23,569,399 shares issued and outstanding as of December 31, 2015 and 2014, respectively	17,816	13,359
Additional paid-in-capital	11,130,588	9,340,645
Accumulated deficit	(9,280,134)	(7,892,563)
Total shareholders’ equity	1,868,270	1,461,441

Total liabilities and shareholders’ equity	$4,280,327	$5,232,634

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

NET SALES	$24,096,169	$32,322,312

COST OF SALES	7,675,264	9,815,588

GROSS PROFIT	16,420,905	22,506,724

OPERATING EXPENSES:

General and administrative	5,380,819	7,718,492
Selling and marketing	12,428,314	17,086,125

Total operating expenses	17,809,133	24,804,617

OPERATING LOSS	(1,388,228)	(2,297,893)

INTEREST (EXPENSE) INCOME, NET	657	(7,103)

LOSS BEFORE PROVISION FOR INCOME TAX	(1,387,571)	(2,304,996)

PROVISION (BENEFIT) FOR INCOME TAX	-	(20,753)

NET LOSS	$(1,387,571)	$(2,284,243)

BASIC NET LOSS PER SHARE	$(0.06)	$(0.10)
DILUTED NET LOSS PER SHARE	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	24,979,067	23,087,106
DILUTED	24,979,067	23,087,106

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2014	21,826,650	$11,616	$7,676,177	$(5,608,320)	$2,079,473

Net income	-	-	-	(2,284,243)	(2,284,243)

Share based compensation	-	-	1,146,075	-	1,146,075

Exercise of warrants	653,333	653	143,930	-	144,583

Expense for previously issued common stock for consulting services	-	-	6,318	-	6,318

Issuance of restricted stock for consulting services	75,000	75	47,880	-	47,955

Conversion of shareholder note payable	550,000	550	274,450	-	275,000

Exercise of options	464,416	465	45,815	-	46,280

Balance at December 31, 2014	23,569,399	13,359	9,340,645	(7,892,563)	1,461,441

Net loss	-	-	-	(1,387,571)	(1,387,571)

Issuance of common stock	3,333,334	3,333	996,667	-	1,000,000

Share based compensation	-	-	590,260	-	590,260

Exercise of warrants	425,000	425	112,075	-	112,500

Exercise of options	699,279	699	90,941	-	91,640

Balance at December 31, 2015	28,027,012	$17,816	$11,130,588	$(9,280,134)	$1,868,270

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,387,571)	$(2,284,243)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation	8,306	6,400
Bad debt expense	1,371,797	1,780,112
Stock based compensation	611,557	1,269,503
Reduction in tax penalties payable	-	(85,933)
Change in assets and liabilities:
Accounts receivable	(725,509)	(1,936,834)
Inventories	(227,725)	(199,928)
Prepaid expenses and other current assets	193,460	53,756
Accounts payable and accrued liabilities	(1,066,686)	1,191,594
Severance payable	(1,005)	(40,800)
Tax penalties payable	-	(104,067)
Deferred revenue	(291,445)	511,609
Net cash (used in) provided by operating activities	(1,514,821)	161,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(21,428)
Net cash used in investing activities	-	(21,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	91,640	46,280
Proceeds from exercise of warrants	112,500	144,583
Proceeds from issuance of common stock	1,000,000	-
Release of (proceeds held as) collateral on line of credit	500,000	(500,000)
Payments on convertible note payable to shareholder	-	(118,723)
Net cash provided by (used in) financing activities	1,704,140	(427,860)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189,319	(288,119)
CASH AND CASH EQUIVALENTS, beginning of the year	1,144,983	1,433,102

CASH AND CASH EQUIVALENTS, end of the year	$1,334,302	$1,144,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$50	$6,585
Tax penalties and interest paid	-	104,067
Interest paid	-	8,485
Write off of fully depreciated furniture and equipment	-	30,928
Conversion of shareholder note payable	-	275,000

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 1 - Organization and Business of the Company

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

The Company develops, markets and sells products through a multi-channel distribution strategy, including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, JidueTM, a facial massager device which helps alleviate stress, and Good Planet Super SolutionTM, a multi-use cleaning agent. We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. The Company is presently exploring other devices and consumable product lines currently under licensing agreements.

The goal of our strategy is to use the brand awareness we create in our marketing campaigns so that we can sell the products, along with related families of products, under distinct brand names through multiple sales channels including direct response television (“DRTV”), digital marketing channels, live home shopping, traditional retail and e-commerce marketplaces, and our third party international distributor network.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

In July 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-11- Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”), which provides that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual periods beginning after December 15, 2016, and for interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In May 2014, FASB issued new accounting guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

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

As of December 31, 2015, 82% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 5% of the Company’s accounts receivable was cash due from the Company’s credit card processors as well as 6% was due from e-commerce accounts and the remaining amount from miscellaneous accounts. Major customers are considered to be those who accounted for more than 10% of net sales. For the year ended December 31, 2015, there was no major customers. For the year ended December 31, 2014, 15% of net sales were made to our international third party distributor Inova, located in Mexico.

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

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Cash held in escrow

The Company utilized Transfirst ePayment Services’ Check Gateway platform for electronic check processing, which maintained a reserve fund within our electronic check processing account to cover fees, charges, and expenses due to them, including those estimated for possible customer charge backs. Effective April 28, 2015, the Company discontinued the acceptance of e-checks and no longer uses the Check Gateway platform. At December 31, 2015 and 2014, the amount of such reserves were approximately $0 and $48,000, respectively. The reserve was released in full on June 30, 2015. ICTV’s credit card processing vendor for VISA, Mastercard, Discover and American Express transactions in the United States, Chase Paymentech, does not require such a reserve. Additionally, as described further in Note 6, effective February 18, 2015, the Company terminated its Credit Facility and the $500,000 collateral held in escrow was released.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $119,000 and $317,000 as of December 31, 2015 and 2014, respectively. The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that have been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $80,000 and $221,000 as of December 31, 2015 and 2014, respectively.

Inventories

Inventories consist primarily of finished products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $123,000 and $51,000 as of December 31, 2015 and 2014, respectively. Included in inventory at December 31, 2015 and 2014 is approximately $42,000 and $115,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Furniture and equipment

Furniture and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 5 years. Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation expense amounted to approximately $8,000 and $6,000, respectively, for the years ended December 31, 2015 and 2014.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended December 31, 2015 and 2014.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Revenue recognition

For our domestic direct response television consumer sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. The Company’s revenues in the Statements of Operations are net of sales taxes.

The Company offers a 30-day risk-free trial as one of its payment options. Revenue on the 30-day risk-free trial sales is not recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded. Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and when collectability is assured.

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue related to international third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Included in deferred revenue – short-term are payments received prior to shipment on international sales of approximately $221,000 and $471,000 as of December 31, 2015 and 2014, respectively.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. However, historically the Company has accepted returns past 30 days of receipt. The Company provides an allowance for returns based upon past experience. Returns for the years presented have been offset against gross sales.

The Company sells warranties on the DermaWandTM for one-year, three-year, four -year and lifetime terms. One-year, three-year and four-year warranties are recognized ratably over the term. Lifetime warranties are recognized over the estimated term of 5 years. Any unearned warranty is included in deferred revenue on the accompanying consolidated balance sheets. Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

	Years ended December 31,
	2015	2014
Deferred extended warranty revenue:
At beginning of period	$670,075	$510,630
Revenue deferred for new warranties	174,852	331,260
Revenue recognized	(215,784)	(171,815)
At end of period	$629,143	$670,075

Current portion	$223,397	$189,382
Non-current portion	405,746	480,693
	$629,143	$670,075

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Shipping and handling

The amount billed to a customer for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $3,134,000 and $4,492,000 for the years ended December 31, 2015 and 2014, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $1,628,000 and $2,348,000 for the years ended December 31, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Product testing and development costs approximated $115,000 and $528,000 for the years ended December 31, 2015 and 2014, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. The Company incurred approximately $7,907,000 and $10,731,000 in media costs for airing its infomercials, $323,000 and $831,000 in new production costs, and $906,000 and $601,000 in internet marketing costs for the years ended December 31, 2015 and 2014, respectively.

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

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of December 31, 2015, 316,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. On April 21, 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. On June 19, 2014, the increase in the number of shares that may be granted under the 2011 Plan was approved by a majority of the Company’s shareholders. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of December 31, 2015, 3,720,002 options are outstanding under the 2011 Plan.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received. Nonvested stock options granted to non-employees are remeasured at each reporting period until performance is complete.

The Company uses ASC Topic 718, “Share-Based Payments”, to account for stock-based compensation issued to employees and directors. The Company recognizes compensation expense in an amount equal to the grant date fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the years ended December 31, 2015 and 2014:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Granted during the year	300,000	-	300,000	0.21
Exercised during the year	(335,000)	(350,000)	(685,000)	0.14
Forfeited during the year	(148,333)	-	(148,333)	0.39

Balance, December 31, 2015	4,036,669	-	4,036,669	$0.21

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2014	3,125,002	350,000	3,475,002	$0.24
Granted during the year	1,670,000	-	1,670,000	0.69
Exercised during the year	(374,999)	-	(374,999)	0.15
Forfeited during the year	(200,001)	-	(200,001)	0.48

Balance, December 31, 2014	4,220,002	350,000	4,570,002	$0.40

Of the stock options outstanding as of December 31, 2015 under the Stock Option Plans, 2,351,668 options are currently vested and exercisable. The weighted average exercise price of these options was $0.20. These options expire through December 2025. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2015 and 2014, was approximately $60,000 and $774,000, respectively. The aggregate intrinsic value for stock options exercised during the year ended December 31, 2015 and 2014 was approximately $51,000 and $205,000, respectively.

For the years ended December 31, 2015 and 2014, the Company recorded approximately $528,000 and $376,000 respectively in stock compensation expense under the Stock Option Plans. At December 31, 2015, there was approximately $705,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2015 and 2014 to value the stock options granted during the period:

2015		2014
Risk-free interest rate	2.05%	Risk-free interest rate	1.90% - 2.30%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	156%	Expected volatility	181% - 340%
Forfeiture rate	5.0%	Forfeiture rate	5.0%
Weighted average grant date fair value	$0.20	Weighted average grant date fair value	$0.72

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the years ended December 31, 2015 and 2014:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Exercised during the year	-	(40,000)	(40,000)	0.15
Balance, December 31, 2015	466,667	1,976,667	2,443,334	$0.32

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2014	291,667	1,590,000	1,881,667	$0.23
Granted during the year	175,000	560,000	735,000	0.64
Exercised during the year	-	(133,333)	(133,333)	0.15
Balance, December 31, 2014	466,667	2,016,667	2,483,334	$0.36

Of the stock options currently outstanding outside of the Stock Option Plans at December 31, 2015, 2,285,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.33. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2015 and 2014, was approximately $72,000 and $817,000, respectively. The aggregate intrinsic value for stock options exercised during the year ended December 31, 2015 and 2014 was approximately $2,000 and $73,000, respectively.

For the years ended December 31, 2015 and 2014, the Company recorded approximately $62,000 and $770,000, respectively in stock compensation expense related to stock options outside of the Stock Option Plans. At December 31, 2015, there was approximately $70,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over a remaining vesting period of 2 years.

On December 28, 2015, the Company modified the exercise price of 1,630,000 options issued to nine employees and 500,000 options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.21 per share for the nine employees and $0.24 for the remaining employee. Additionally, on December 28, 2015, the Company modified the exercise price of 200,000 options issued to three of its independent directors at a fair market value exercise price of $0.21 per share. The vesting period remained the same, provided the recipients are still employees or directors of the Company at the time of vesting. The accounting impact from the modification was immaterial and the expense remained the same.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2014. There were no grants for the year ended December 31, 2015.

2014
Risk-free interest rate	1.01% – 2.73%
Expected dividend yield	0.00
Expected life	2.50 – 10.00 years
Expected volatility	181% - 341%
Weighted average grant date fair value	$0.76

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of all stock options outstanding, and nonvested for the year ended December 31, 2015:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2015 – nonvested	3,262,779	100,000	3,362,779	$0.51
Granted	300,000	-	300,000	0.21
Vested	(1,571,111)	(100,000)	(1,671,111)	0.26
Forfeited	(148,333)	-	(148,333)	0.39
Balance, December 31, 2015 – nonvested	1,843,335	-	1,843,335	$0.22

Note 3 - Commitments and contingencies

Leases

As of December 31, 2015, the Company had an active lease related to the office space rented in Wayne, Pennsylvania. Rent expense incurred during 2015 and 2014 totaled approximately $56,000 and $54,000, respectively. During the year ended December 31, 2015, the Company amended the lease through March 2017. The schedule below details the future financial obligations under the lease.

	2016	2017	2018	2019	2020	TOTAL OBLIGATION
Wayne - Corporate HQ	$53,300	$13,300	$-	$-	$-	$66,600

Total Lease Obligations	$53,300	$13,300	$-	$-	$-	$66,600

DermaWandTM

During 2007, the Company entered into an exclusive license agreement with Omega 5 Technologies, Inc. (“Omega”) wherein ICTV was assigned all of the trademarks and all of the patents and pending patents relating to the DermaWandTM and was granted exclusive license with respect to the commercial rights to the DermaWandTM. This agreement was amended and superseded on July 28, 2010. The geographical scope of the license granted is the entire world consisting of the United States of America and all of the rest of the world. The license remained exclusive to ICTV provided ICTV paid Omega a minimum annual payment of $250,000 in the initial 18 month term of the agreement and in each succeeding one-year period. If in any calendar year the payments made by the Company to Omega exceed the annual minimum of $250,000, then the amount in excess of the annual minimum or “rollover amount” would be credited towards the Company’s annual minimum for the immediately following calendar year only. If the Company failed to meet the minimum requirements as outlined in the agreement, it would be forced to assign the trademarks and patents back to Omega. After the initial term, the exclusive license granted renewed automatically for a three year period, and thereafter automatically at three-year intervals. The Company met the minimum requirements in each of the years ended December 31, 2015 and 2014. The amount of royalty expense incurred for sales of the DermaWandTM included in cost of sales in the accompanying Consolidated Statements of Operations were approximately $782,000 and $1,159,000 for the years ended December 31, 2015 and 2014, respectively.

On January 22, 2016, we entered into a Purchase Agreement with Omega to acquire the worldwide ownership of the DermaWand patent and all related trademarks for the sum of $1,200,000 paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. As a result, effective January 1, 2016, we are no longer obligated to make royalty payments on sales of DermaWandTM. There shall be no interest charged, and ICTV may, in its sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 3 - Commitments and contingencies (continued)

Other matters

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. On February 20, 2007, the Company purchased its own liability insurance, which expires on April 20, 2016. The Company intends to renew this policy. At present, management is not aware of any claims against the Company for any products sold.

Note 4 - Severance payable

In September 2010 the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant was to be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. In April 2011, the Company amended the aforementioned severance agreement to monthly payments of $3,400 per month through March 2016.

In December 2015, we recorded an additional severance reserve of $40,000 for expected termination benefits provided to three former employees after employment due to restructuring. These benefits include salary and medical continuation coverage and will be paid out by April 30, 2016.

The severance payable balance at December 31, 2015 and 2014 is approximately $46,000 and $47,000, respectively, all of which is current as of December 31, 2015.

Note 5 - Related party transactions

The Company had a note payable to the Better Blocks Trust, a major shareholder, in the amount of $590,723. Prior to April 1, 2012, this loan was interest-free and had no specific terms of repayment. On April 1, 2012, the note payable was modified with new terms to include interest at the rate of four and three quarters percent (4.75%) per annum. Interest payments of approximately $7,000 were paid during 2014.

On April 1, 2012, when the note was modified, a conversion option was added that stated that all or any part of this note may be converted into shares of common stock of the Company at any time, and from time to time, prior to payment, at a conversion price of $0.50 per share. Conversion is at the option of lender. Any amount not converted will continue to be payable in accordance with the terms of the note. The Company considered this a modification of debt that was not substantive, thus no gain or loss was recorded upon modification. The principal balance of this note was due and payable in three equal payments on each of April 1, 2015, April 1, 2016, and April 1, 2017. This note was able to be prepaid in whole or in part at any time without penalty, and any prepayment shall be applied against the next principal payment due. Principal payments of approximately $119,000 were made during the years ended December 31, 2014.

During 2014, the shareholder sold $275,000 of the note to accredited investors, who converted the notes into 550,000 shares of the Company’s stock at the contractual conversion price of $.50 per share. The remainder of the note was paid in full in 2014. At December 31, 2015 and 2014, there was no balance outstanding.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 6 - Notes payable

On July 2, 2014, the Company entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A. Interest on the Credit Facility was calculated using the Adjusted One Month LIBOR Rate plus 2.50%. The facility was collateralized by a lien on the Company’s assets and required the Company to maintain prescribed levels of liquidity and EBITDA. Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and hold $500,000 as cash collateral for the amount of the line of credit. The Company did not utilize the Credit Facility. Effective February 18, 2015, the Company terminated the Credit Facility and the $500,000 collateral held in escrow was released.

Note 7 - Capital transactions

On August 15, 2012, the Company entered into a three year corporate public relations agreement with a consultant. As part of the agreement, the consultant received a monthly consulting fee of $4,000, a commission of $7.50 for each DermaWandTM sold on Amazon.com, and 125,000 warrants with an exercise price of $0.30 that expired 36 months from the date of the agreement. In addition, the Consultant had an additional 125,000 warrants from a prior agreement with an exercise price of $0.30, which were exercised during 2013. On June 3, 2015, the 125,000 warrants with an exercise price of $0.30 were exercised. For each of the years ended December 31, 2015 and 2014, the Company recorded $21,000 and $36,000 of stock based compensation expense for these grants. As of December 31, 2015 and 2014, there was $0 and $16,000 of unrecognized compensation costs included in prepaid expenses related to these warrant grants.

On October 27, 2015, the Board authorized the issuance of up to 3,333,334 shares of common stock to be purchased at $0.30 per share to accredited investors. A total of 3,333,334 shares were purchased through October 30, 2015 for gross proceeds of $1,000,000. No underwriting discounts or commissions were paid. As part of the offering, we agreed to register their shares for resale. The offering will be used for funding opportunities we have for the promotion and sale of our DermaWandTM, CoralActives®, Derma Brilliance®, and Jidue® line of products. The purchasers are accredited investors, as that term is defined in Regulation D promulgated by the Securities and Exchange Commission, and the shares were issued with restrictive legends. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 5.06(b) of Regulation D. The Company’s S-1 registration statement registering the shares was declared effective on January 21, 2016.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 8 - Basic and diluted earnings (loss) per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2015, there were no warrants outstanding and exercisable and there were 6,480,003 stock options outstanding and 4,636,668 were vested and exercisable at an average exercise price of $0.27. The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,
	2015	2014
Options to purchase common stock	6,480,003	7,053,336
Warrants to purchase common stock	-	460,000

As the Company was in a loss position for the years ended December 31, 2015 and 2014, all shares were anti-dilutive.

The computations for basic and fully diluted loss per share are as follows:

For the year ended December 31, 2015:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(1,387,571)	24,979,067	$(0.06)

For the year ended December 31, 2014:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(2,284,243)	23,087,106	$(0.10)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 9 - Income taxes

The (benefit) provision for income tax for the years ended December 31, 2015 and 2014 consist of the following:

Current	2015	2014
Federal	$-	$(2,000)
State	-	(18,753)
Total	$-	$(20,753)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows as of December 31, 2015 and 2014:

	2015	2014
Net operating loss	$849,000	$483,000
Accrued returns and allowances	70,000	206,000
Accumulated depreciation	(6,000)	(7,000)
Stock options	342,000	329,000
Deferred revenue	295,000	438,000
Other	376,000	391,000
Total deferred tax assets	$1,926,000	$1,840,000
Valuation allowance	(1,926,000)	(1,840,000)
Net deferred tax assets	$-	$-

The provision (benefit) for income tax is $0 and $(20,753) for the years ended December 31, 2015 and 2014, respectively, or 0% and 0.90%, respectively, of pre-tax income. The effective tax rates for 2015 and 2014 reflect provisions for current federal and state income taxes. As of December 31, 2015, the Company had approximately $2,431,000 of gross federal net operating losses and $695,000 of gross state net operating losses available. In the prior year, the Company completed an IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company plans to update the IRC Section 382 for ownership changes which occurred during 2015. To the extent that there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of taxable income. The Company does not believe it has any material uncertain tax positions.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the year ended December 31, 2015 and 2014.

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2015 and 2014, is as follows:

	2015	2014
Federal rate	34.00%	34.00%
State tax rate	0.68%	0.76%
Effect of permanent differences	(14.10)%	(7.07)%
Change in valuation allowance	(20.58)%	(26.79)%
Effective tax rate	0.00%	(1.25)%

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

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

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the year ended December 31, 2015			For the year ended December 31, 2014
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$18,779,285	$5,316,884	$24,096,169	$25,130,725	$7,191,587	$32,322,312

COST OF SALES	4,902,720	2,772,544	7,675,264	5,839,570	3,976,018	9,815,588

Gross profit	13,876,565	2,544,340	16,420,905	19,291,155	3,215,569	22,506,724

Operating expenses:
General and administrative	4,724,577	656,242	5,380,819	7,264,182	454,310	7,718,492
Selling and marketing	12,325,620	102,694	12,428,314	16,826,228	259,897	17,086,125
Total operating expenses	17,050,197	758,936	17,809,133	24,090,410	714,207	24,804,617

Operating income (loss)	$(3,173,632)	$1,785,404	$(1,388,228)	$(4,799,255)	$2,501,362	$(2,297,893)

Selected balance sheet information by segment is presented in the following table as of December 31:

	2015	2014
DRTV Consumer	$4,242,502	$5,180,013
International Third Party Distributor	37,825	52,621
Total Assets	$4,280,327	$5,232,634

