Form 10-Q
period 2016-03-31
ICTV Brands Inc.
filed 2016-05-05
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c., 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-49638

ICTV BRANDS INC.

(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

489 Devon Park Drive, Suite 315

Wayne, PA 19087

(Address of principal executive offices)

(484) 598-2300

(Issuer’s telephone number)

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

Large accelerated filer		Accelerated filer	[ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 5, 2016, the Issuer had 28,202,739 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,411,398	$1,334,302
Accounts receivable, net of allowances for returns and doubtful accounts of $102,751 and $118,563, respectively	415,032	301,726
Inventories, net	1,967,090	2,205,726
Prepaid expenses and other current assets	496,931	417,057
Total current assets	4,290,451	4,258,811

Furniture and equipment	72,008	72,008
Less accumulated depreciation	(52,363)	(50,492)
Furniture and equipment, net	19,645	21,516

Other assets – long-term	1,091,078	-

Total assets	$5,401,174	$4,280,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,327,114	$1,516,250
Severance payable – short-term	6,000	45,995
Deferred revenue – short-term	709,908	444,066
Other liabilities – short-term	285,555	-
Total current liabilities	2,328,577	2,006,311

Deferred revenue – long-term	364,071	405,746
Other liabilities – long-term	807,479	-
Total long-term liabilities	1,171,550	405,746

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,202,739 and 28,027,012 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	17,992	17,816
Additional paid-in-capital	11,251,867	11,130,588
Accumulated deficit	(9,368,812)	(9,280,134)

Total shareholders’ equity	1,901,047	1,868,270

Total liabilities and shareholders’ equity	$5,401,174	$4,280,327

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

NET SALES	$3,723,644	$8,863,916

COST OF SALES	1,196,696	2,653,132

GROSS PROFIT	2,526,948	6,210,784

OPERATING EXPENSES:
General and administrative	959,317	1,657,193
Selling and marketing	1,652,527	4,823,861
Total operating expenses	2,611,844	6,481,054

OPERATING LOSS	(84,896)	(270,270)

INTEREST EXPENSE (INCOME), NET	3,782	(184)

LOSS BEFORE PROVISION FOR INCOME TAXES	(88,678)	(270,186)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(88,678)	$(270,186)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.01)
DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	28,148,074	23,914,121
DILUTED	28,148,074	23,914,121

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2016	28,027,012	$17,816	$11,130,588	$(9,280,134)	$1,868,270

Share based compensation	-	-	121,455	-	121,455

Exercise of options	175,727	176	(176)	-	-

Net loss	-	-	-	(88,678)	(88,678)

Balance at March 31, 2016	28,202,739	$17,992	$11,251,867	$(9,368,812)	$1,901,047

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,678)	$(270,186)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation	1,871	2,076
Bad debt expense	189,950	581,507
Share based compensation	121,455	162,439
Non cash interest expense	4,219	-
Amortization of other asset	72,738	-
Change in assets and liabilities
Accounts receivable	(303,256)	(724,928)
Inventories	238,636	(519,625)
Prepaid expenses and other current assets	(79,874)	(48,594)
Accounts payable and accrued liabilities	(189,136)	285,052
Severance payable	(39,995)	(10,200)
Deferred revenue	224,166	(85,254)
Net cash provided by (used in) operating activities	152,096	(627,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of DermaWand asset purchase agreement	(75,000)	-
Proceeds from exercise of options	-	56,660
Proceeds from exercise of warrants	-	75,000
Release of collateral on line of credit	-	500,000
Net cash provided by (used in) financing activities	(75,000)	631,660

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,096	3,947

CASH AND CASH EQUIVALENTS, beginning of the period	1,334,302	1,144,983

CASH AND CASH EQUIVALENTS, end of the period	$1,411,398	$1,148,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$50
Interest paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
DermaWand Asset Purchase Agreement	$1,200,000	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc., (the “Company” or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. The Company together with its wholly-owned subsidiary, Better Blocks International Limited (“BBI”), sells various health, wellness and beauty products as well as miscellaneous consumer products through a number of sales channels throughout the United States and internationally. Although our companies are incorporated in Nevada and New Zealand, our operations are currently run from the Wayne, Pennsylvania office.

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI. All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02 “Leases (Topic 842)”, (“ASU 2016-02”). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11- Inventory (Topic 330) - Simplifying the Measurement of Inventory, which provides that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual periods beginning after December 15, 2016, and for interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this guidance effective January 1, 2016 and does not expect there to be a material impact to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

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

As of March 31, 2016, 58% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 22% the Company’s accounts receivable was cash due from retail and e-commerce customers, 5% of the Company’s accounts receivable was cash due from the Company’s credit card processors and 4% was due from live home shopping customers as of March 31, 2016. Major customers are considered to be those who accounted for more than 10% of net sales. For the three months ended March 31, 2016 and 2015, 11% of net sales were made to one international third party distributor.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $103,000 at March 31, 2016 and $119,000 at December 31, 2015. The allowances are estimated based on customer returns and bad debts. In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $79,000 and $80,000 at March 31, 2016 and December 31, 2015.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $85,000 and $123,000 at March 31, 2016 and December 31, 2015, respectively. Included in inventory at March 31, 2016 and December 31, 2015 is approximately $67,000 and $42,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product as well as consigned products that are held at a retailer distributor for sale.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Furniture and equipment

Furniture and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 5 years. Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation expense amounted to approximately $1,900 and $2,100 for the three months ended March 31, 2016 and 2015, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three months ended March 31, 2016 and 2015.

Revenue recognition

The Company recognizes revenues from product sales when the following four criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s revenues in the Condensed Consolidated Statements of Operations are net of sales taxes. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue from our live home shopping and retail customers is recorded upon sale to the final customer. Revenue related to international wholesale customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Deferred revenue – short-term for payment received prior to shipment on international third party distributor sales approximated $483,000 and $221,000 as of March 31, 2016 and December 31, 2015, respectively.

The Company has a return policy whereby the customer can return any product received within 30 days of receipt for a full refund. However, historically the Company has accepted returns past 30 days of receipt. The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Returns for the periods presented have been offset against gross sales. Such allowance for sales returns is included in Accounts payable and accrued liabilities.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The Company sells warranties on the DermaWandTM for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets. Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

	March 31, 2016	December 31, 2015
Deferred extended warranty revenue:
At beginning of period	$629,143	$670,075
Revenue deferred for new warranties, year to date	18,966	174,852
Revenue recognized year to date	(56,818)	(215,784)
At end of period	$591,291	$629,143

Current portion	$227,220	$223,397
Non-current portion	364,071	405,746
	$591,291	$629,143

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $415,000 and $1,221,000 for the three months ended March 31, 2016 and 2015, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $197,000 and $630,000 for the three months ended March 31, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Product testing and development costs approximated $29,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. The Company incurred approximately $844,000 and $3,249,000 in media costs for airing its infomercials, $7,000 and $93,000 in new production costs, and $348,000 and $214,000 in internet marketing costs for the three months ended March 31, 2016 and 2015, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of March 31, 2016, 116,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. In 2014, the Company’s Board of Directors adopted a resolution to increase the number of common shares which may be granted to 6,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of March 31, 2016, 3,438,335 options are outstanding under the 2011 Plan.

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

March 31, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the three months ended March 31, 2016 and 2015:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Exercised during the period	(350,000)	-	(350,000)	0.11
Forfeited during the period	(131,667)	-	(131,667)	0.38

Balance, March 31, 2016	3,555,002	-	3,555,002	$0.21

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Exercised during the period	(275,000)	-	(275,000)	0.20
Forfeited during the period	(15,000)	-	(15,000)	0.49

Balance, March 31, 2015	3,930,002	350,000	4,280,002	$0.35

Of the stock options outstanding as of March 31, 2016 under the Stock Option Plans, 1,878,334 options are currently vested and exercisable. The weighted average exercise price of these options was $0.21. These options expire through December 2024. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2016 and 2015 was approximately $29,000 and $651,000, respectively. The aggregate intrinsic value for options exercised during the three months ended March 31, 2016 was approximately $31,000.

For the three months ended March 31, 2016 and 2015, the Company recorded approximately $106,000 and $139,000, respectively in share based compensation expense related to vesting of options previously granted under the Stock Option Plans. At March 31, 2016, there was approximately $595,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

There were no grants for the three months ended March 31, 2016 and 2015.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the three months ended March 31, 2016 and 2015:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the period	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	0.08

Balance, March 31, 2016	516,667	1,676,667	2,193,334	$0.35

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeited during the period	-	-	-	-

Balance, March 31, 2015	466,667	2,016,667	2,483,334	$0.36

Of the stock options outstanding as of March 31, 2016 outside of the existing Stock Option Plans, 2,018,334 options are currently vested and exercisable. The weighted average exercise price of these options was $0.37. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2016 and 2015 outside of the existing stock option plans was approximately $37,000 and $643,000, respectively. There were no options exercised during the three months ended March 31, 2016.

For the three months ended March 31, 2016 and 2015, the Company recorded approximately $15,000 and $14,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At March 31, 2016, there was approximately $65,000 of total unrecognized compensation cost related to non-vested option grants outside the Stock Options Plans will be recognized over the remaining vesting period of approximately 3 years.

There were no grants for the quarter ended March 31, 2015. The following assumptions were used in the Black-Scholes option pricing model for one grant issued in the quarter ended March 31, 2016.

2016

Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6 years
Expected volatility	156%
Weighted average grant date fair value	$0.21
Forfeiture rate	5%

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of all stock options outstanding and nonvested for the three months ended March 31, 2016:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016 – nonvested	1,843,335	-	1,843,335	$0.22
Granted	50,000	-	50,000	0.21
Vested	(41,667)	-	(41,667)	0.22
Balance March 31, 2016 - nonvested	1,851,668	-	1,851,668	$0.22

Note 3- Commitments and contingencies

Leases

As of March 31, 2016, the Company had an active lease through March 2017 related to the office space rented in Wayne, Pennsylvania. Rent expense incurred during the three months ended March 31, 2016 and 2015 totaled approximately $13,700 for each period. The schedule below details the future financial obligations under the lease.

	Remaining nine months 2016	2017	TOTAL OBLIGATION
Wayne - Corporate HQ	$40,000	$13,300	$53,300

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Note 3- Commitments and contingencies (continued)

Product Liability Insurance

For certain products, the Company was (and is) listed as an additional insured party under the product manufacturers’ insurance policy. The current policy has a scheduled expiration of April 20, 2017. At present, management is not aware of any claims against the Company for any products sold.

Note 4 - Severance payable

In September 2010, the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant was to be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. In April 2011, the Company amended the aforementioned severance agreement to monthly payments of $3,400 per month through March 2016. In December 2015, the Company recorded additional severance payable of $40,000 for termination benefits provided to three former employees after employment due to restructuring. These benefits include salary and medical continuation coverage and was paid out by April 30, 2016. The current severance payable balance was $6,000 at March 31, 2016, and approximately $46,000 at December 31, 2015.

Note 5 - Other assets and liabilities

On January 22, 2016, the Company entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWand patent and all related trademarks and intellectual property for the sum of $1,200,000 paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. As a result, effective January 1, 2016, the Company is no longer obligated to make royalty payments on sales of DermaWandTM. There shall be no interest charged, and ICTV may, in its sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price. Under our old licensing agreement, ICTV had been assigned the patents, related trademarks, and exclusive commercial rights to DermaWand based upon a $2.50 per unit fee and maintaining annual minimum royalty requirements.

As a result of the agreement, the Company recorded an offsetting asset and liability at January 1, 2016 in the amount of $1,200,000 for the asset from the intellectual property acquired and a corresponding liability per the payment schedule. As there is no interest charged with the purchase agreement the Company recorded a discount for imputed interest of approximately $37,000, calculated based on the applicable federal rates at January 2016 of 1.45%, which will be amortized over the term of the agreement using the effective interest method. The other asset balance for the patent and trademark will be amortized using the straight-line method over the four-year period of the agreement, which at this time is management’s best estimate of the remaining useful life.

As of March 31, 2016, the other liability balance was approximately $1,093,000, including the discount for imputed interest of approximately $32,000, of which $286,000 was current. For the three months ended March 31, 2016, we amortized approximately $4,000 of interest expense related to the discount for imputed interest. The other asset balance was approximately $1,091,000 as of March 31, 2016 with the quarterly amortization of approximately $73,000 being recorded in cost of sales for the three months ended March 31, 2016. There was approximately $264,000 in royalty expense for DermaWand for the three months ended March 31, 2015. Management evaluated the other asset for impairment and concluded there was no impairment as of March 31, 2016.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

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

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2016, there were no warrants outstanding and exercisable and there were 5,748,336 stock options outstanding with 3,896,668 vested and exercisable at an average exercise price of $0.29.

All outstanding securities were anti-dilutive for the three months ended March 31, 2016 and 2015 as a result of a net loss for both periods. The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	March 31,
	2016	2015
Options to purchase common stock	5,748,336	6,763,336
Warrants to purchase common stock	-	125,000

The computations for basic and fully diluted earnings per share are as follows:

For the 3-months ended March 31, 2016:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(88,678)	28,148,074	$(0.00)

For the 3-months ended March 31, 2015:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(270,186)	23,914,121	$(0.01)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Note 8 - Income taxes

The provision for income tax is $0 for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates reflect provisions for current federal and state income taxes. As of March 31, 2016, the Company had approximately $2,431,000 of gross federal net operating losses and $695,000 of gross state net operating losses available. In 2013, the Company completed an IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. The Company plans to update the IRC Section 382 for ownership changes which occurred during 2015. To the extent that there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of taxable income. The Company does not believe it has any material uncertain tax positions. The Company recorded zero interest and penalties for the three months ended March 31, 2016 and 2015.

Note 9 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing infomercials, digital marketing campaigns, traditional retail and televised home shopping. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer DRTV sales or wholesale international third party distributor sales. Operating expenses are primarily prorated based on the relationship between DRTV consumer sales and international third party distributor sales.

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$2,491,855	$1,231,789	$3,723,644	$7,061,742	$1,802,174	$8,863,916

COST OF SALES	569,354	627,342	1,196,696	1,746,914	906,218	2,653,132
Gross profit	1,922,501	604,447	2,526,948	5,314, 828	895, 956	6,210,784

Operating expenses:
General and administrative	836,795	122,522	959,317	1,452,619	204,574	1,657,193
Selling and marketing	1,638,447	14,080	1,652,527	4,801,420	22,441	4,823,861
Total operating expense	2,475,242	136,602	2,611,844	6,254,039	227,015	6,481,054

Operating income (loss)	$(552,741)	$467,845	$(84,896)	$(939,211)	$668,941	$(270,270)

Selected balance sheet information by segment is presented in the following table as of:

	March 31, 2016	December 31, 2015
Domestic	$5,377,404	$4,242,502
International	23,770	37,825
Total Assets	$5,401,174	$4,280,327

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

Results of Operations

The following discussion compares operations for the three months ended March 31, 2016 with the three months ended March 31, 2015.

Net Sales

Our net sales decreased to approximately $3,724,000 for the three months ended March 31, 2016, from approximately $8,864,000 recorded during the three months ended March 31, 2015. During the three months ended March 31, 2016, sales relating to DermaWandTM for direct response television (DRTV) were approximately $2,088,000 as compared to approximately $6,579,000 during the three months ended March 31, 2015. The primary driver of the decline in sales was generated by our decrease in media related expenditures as we reduced the amount of airings of the DermaWandTM infomercial as we allocated additional resources to our digital marketing platform and other projects and products in our pipeline. We also concentrated our media buys to more profitable airings to ensure we are achieving the appropriate return on our investment. Media expenditures were approximately $844,000 and $3,249,000 for the three months ended March 31, 2016 and 2015, respectively. Further, as a result of the reduced media spend, sales related to the DermaVital® skin care line were approximately $396,000 and $822,000 during the three months ended March 31, 2016 and 2015, respectively. Offsetting the decrease was an increase in revenue from retail sales of $58,000 during the three months ended March 31, 2016 compared to no retail sales during the three months ended March 31, 2015. We expect our retail sales to grow throughout the remainder of 2016.

During the three months ended March 31, 2016, international sales revenue for the DermaWandTM decreased to approximately $1,232,000 as compared to approximately $1,802,000 during the three months ended March 31, 2015. The decrease is primarily due to timing in sales from our third party distributor customer located in Mexico, Inova. Sales to Inova were approximately $410,000 for the three months ended March 31, 2016 compared to $946,000 for the three months ended March 31, 2015. Offsetting the decrease in sales from Inova was an increase from our French distributor Novellia whose revenue grew from approximately $89,000 during the three months ended March 31, 2015 to approximately $282,000 for three months ended March 31, 2016. Our international third party distributor revenue is impacted by timing of shipments at period end, currency fluctuations as well as scheduling considerations with our distributors’ end customers.

Gross Profit

Gross profit percentage was approximately 68% for the three months ended March 31, 2016, compared to approximately 70% during the three months in 2015. For the three months ended March 31, 2016, we generated approximately $2,527,000 in gross profit, compared to approximately $6,211,000 for the three months ended March 31, 2015. The decrease in gross profit percentage is a result of a higher percentage of international sales in the three months ended March 31, 2016 compared to DRTV sales, due to international sales having a lower gross profit. International sales as a percentage of total revenue was approximately 33% for the three months ended March 31, 2016, compared to 20% during the three months ended March 31, 2015. For the three months ended March 31, 2016, the gross profit percentage for DRTV Revenue was approximately 77% compared to 75% for the three months ended March 31, 2015. The increase is attributable to lower royalties which decreased to approximately $94,000 during the three months ended March 31, 2016 from $273,000 during the three months ended March 31, 2015. The gross profit percentage for international sales was approximately 49% for the three months ended March 31, 2016 compared to approximately 50% for the three months ended March 31, 2015, decreasing as a result of additional international product offerings at a lower margins than DermaWand.

Operating Expenses

Total operating expenses decreased to approximately $2,612,000 during the three months ended March 31, 2016, from approximately $6,481,000 during the three months ended March 31, 2015, a decrease of approximately $3,869,000. This decrease in operating expenses is due to a few key factors, but is primarily driven by the decrease in media expenditures. Media expenditures were approximately $844,000 and $3,249,000 and for the three months ended March 31, 2016 and 2015, respectively. The decrease was partially offset by an increase in digital marketing expenses to approximately $348,000 during the three months ended March 31, 2016, from approximately $214,000 during the three months ended March 31, 2015, as the Company evolves its marketing platform to a higher concentration on digital marketing including search engine marketing and optimization, paid social and programmatic banner campaigns.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expense decreased to approximately $145,000 during the three months ended March 31, 2016, from approximately $416,000, during the three months ended March 31, 2015. Customer service expenses decreased to approximately $98,000 during the three months ended March 31, 2016, from approximately $340,000 during the three months ended March 31, 2015. Merchant fees decreased to approximately $59,000 during the three months ended March 31, 2016, from approximately $172,000 during the three months ended March 31, 2015. Total bad debt expenses decreased to approximately $190,000 during the three months ended March 31, 2016, from approximately $582,000 during the three months ended March 31, 2015.

In addition to the volume related decreases, the Company reduced its overall operating expenditures in a number of other areas. The Company has made a conscious effort to reduce unnecessary spending including implementing various cost savings controls. Production expenses were approximately $7,000 and $93,000 during the three months ended March 31, 2016 and 2015, respectively as a result of the timing of campaign launches. Furthermore, payroll and employee benefit related expenses decreased to approximately $380,000 during the three months ended March 31, 2016, from approximately $455,000 during the three months ended March 31, 2015. Travel expense decreased to approximately $23,000 for the three months ended March 31, 2016 compared to $118,000 during the three months ended March 31, 2015, and consulting expenses decreased to approximately $64,000 during the three months ended March 31, 2016, from $114,000 during the three months ended March 31, 2015. Additionally, total share based compensation expenses decreased to approximately $121,000 during the three months ended March 31, 2016, from approximately $162,000 during the three months ended March 31, 2015 as a result of vesting of prior awards.

Net Loss

We generated a net loss of approximately $89,000 for the three months ended March 31, 2016, compared with a net loss of approximately $270,000 for the three months ended March 31, 2015. The improvement can be attributed to our revenue mix with a higher concentration of international sales, as well as the overall decreases in operating expenses and overhead discussed above.

Liquidity and Capital Resources

At March 31, 2016, we had approximately $1,411,000 in cash and cash equivalents compared to approximately $1,334,000 at December 31, 2015. We had cash flow provided by operating activities of approximately $152,000 during the three months ended March 31, 2016 compared to cash flow used in operating activities of approximately $628,000 for the same period in 2015. The fluctuation is primarily a result of the aforementioned improvement in net loss to $89,000, a decrease in inventory of approximately $239,000, as well as an increase in deferred revenue of $224,000, partially offset a decrease in accounts payable and accrued liabilities and severance accrual of $229,000. The Company had $75,000 in cash used in financing activities as a result of the pay-down of the DermaWand Asset Purchase agreement.

As discussed in Note 5, on January 22, 2016, the Company entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWand patent and all related trademarks and intellectual property for the sum of $1,200,000 paid out as follows: $300,000 per year for calendar years 2016 through 2019. We believe that this agreement will provide additional liquidity with a lower royalty cost per unit sold over the coming years. We had working capital of approximately $1,947,000 at March 31, 2016, compared to $2,253,000 at December 31, 2015, which decreased as a result of the current portion of the DermaWand asset purchase agreement of $300,000 being included in the calculation as of March 31, 2016 and is not indicative of any deterioration in working capital. Based on our current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2016. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as filed with the Commission with our Annual Report form 10-K filed on March 23, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, President, and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e).

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

We carried out an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required for smaller reporting company

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 15, 2016, one of our key employees exercised 200,000 options previously issued to him, at an exercise price of $.08 per share. The exercises were cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 128,000 shares. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 4, 2016, one of our key employees exercised 150,000 options previously issued to him, at an exercise price of $.15 per share. The exercises were cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 47,727 shares. The Shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2016, the Company had one sale of approximately $14,000 with an international third party distributor affiliated with one of our Board of Directors. The pricing and terms of the sale are similar to other international third party sales and the Company considers the sale an arm’s length transaction.

ITEM 6. EXHIBITS

Exhibit
Number	Description

2 *	Share and Option Purchase Agreement

3.1 *	Amended and Restated Articles of Incorporation

3.2 *	Amended and Restated Bylaws

3.3 *	First Amendment to Amended and Restated Bylaws

10.1 *	2001 Stock Option Plan

10.2****	Purchase Agreement for DermaWand patent and trademark(s) dated January 22, 2016

10.3***	Assignment of Trademark by Dimensional Marketing Concepts, Inc.

31.1*****	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2*****	Rule 13a-14(a)/15d-14(a) Certification – President

31.3*****	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32*****	Section 1350 Certifications

* Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

** Incorporated by reference from Post-Effective Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on April 12, 2002.

*** Incorporated by reference from Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 24, 2001.

**** Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on March 23, 2016.

***** Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICTV BRANDS INC.
Registrant

Date: May 5, 2016	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: May 5, 2016	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	President

Date: May 5, 2016	By:	/s/ Ryan LeBon
	Name:	Ryan LeBon
	Title:	Chief Financial Officer

