Form 10-Q
period 2016-06-30
ICTV Brands Inc.
filed 2016-08-09
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c., 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2016, the Issuer had 28,202,739 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,490,935	$1,334,302
Accounts receivable, net of allowances for returns and doubtful accounts of $139,603 and $118,563, respectively	375,907	301,726
Inventories, net	1,548,921	2,205,726
Prepaid expenses and other current assets	278,431	417,057
Total current assets	3,694,194	4,258,811

Furniture and equipment	72,008	72,008
Less accumulated depreciation	(54,236)	(50,492)
Furniture and equipment, net	17,772	21,516

Other assets – long-term, net of accumulated amortization of $145,475	1,018,340	-

Total assets	$4,730,306	$4,280,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,426,066	$1,516,250
Severance payable – short-term	-	45,995
Deferred revenue – short-term	562,056	444,066
Other liabilities – short-term	286,539	-
Total current liabilities	2,274,661	2,006,311

Deferred revenue – long-term	337,666	405,746
Other liabilities – long-term	735,474	-
Total long-term liabilities	1,073,140	405,746

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 28,202,739 and 28,027,012 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	17,992	17,816
Additional paid-in-capital	11,334,498	11,130,588
Accumulated deficit	(9,969,985)	(9,280,134)

Total shareholders’ equity	1,382,505	1,868,270

Total liabilities and shareholders’ equity	$4,730,306	$4,280,327

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

NET SALES	$4,544,092	$7,260,016	$8,267,736	$16,123,932

COST OF SALES	1,343,069	2,359,966	2,539,765	5,013,098

GROSS PROFIT	3,201,023	4,900,050	5,727,971	11,110,834

OPERATING EXPENSES:
General and administrative	1,081,419	1,413,117	2,040,737	3,070,310
Selling and marketing	2,717,321	3,200,416	4,369,848	8,024,276
Total operating expenses	3,798,740	4,613,533	6,410,585	11,094,586

OPERATING INCOME (LOSS)	(597,717)	286,517	(682,614)	16,248

INTEREST (EXPENSE) INCOME, NET	(3,455)	113	(7,237)	197

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(601,172)	286,630	(689,851)	16,445

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(601,172)	$286,630	$(689,851)	$16,445

NET INCOME (LOSS) PER SHARE
BASIC	$(0.02)	$0.01	$(0.02)	$0.00
DILUTED	$(0.02)	$0.01	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	28,202,739	24,340,451	28,175,406	24,130,481
DILUTED	28,202,739	26,561,329	28,175,406	26,370,421

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2016	28,027,012	$17,816	$11,130,588	$(9,280,134)	$1,868,270

Share based compensation	-	-	204,086	-	204,086

Exercise of options	175,727	176	(176)	-	-

Net (loss)	-	-	-	(689,851)	(689,851)

Balance at June 30, 2016	28,202,739	$17,992	$11,334,498	$(9,969,985)	$1,382,505

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(689,851)	$16,445
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	3,744	4,153
Bad debt expense	442,193	970,136
Share based compensation	204,086	328,724
Non cash interest expense	8,198	-
Amortization of other asset	145,475	-
Change in assets and liabilities
Accounts receivable	(516,374)	(836,549)
Inventories	656,805	(214,004)
Prepaid expenses and other current assets	138,626	(36,911)
Accounts payable and accrued liabilities	(90,184)	(903,073)
Severance payable	(45,995)	(20,400)
Deferred revenue	49,910	(200,520)
Net cash provided by (used in) operating activities	306,633	(891,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of DermaWand asset purchase agreement	(150,000)	-
Proceeds from exercise of options	-	91,640
Proceeds from exercise of warrants	-	112,500
Release of collateral on line of credit	-	500,000
Net cash (used in) provided by financing activities	(150,000)	704,140

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156,633	(187,859)

CASH AND CASH EQUIVALENTS, beginning of the period	1,334,302	1,144,983

CASH AND CASH EQUIVALENTS, end of the period	$1,490,935	$957,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$50
Interest paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
DermaWand Asset Purchase Agreement	$1,200,000	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 and 2015

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BBI. All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

Recently Issued Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted. Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this guidance effective January 1, 2016 and it does not have a material impact to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

As of June 30, 2016, 82% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 8% of the Company’s accounts receivable was cash due from retail and e-commerce customers and 3% of the Company’s accounts receivable was cash due from the Company’s credit card processors as of June 30, 2016. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and six months ended June 30, 2016, there were 13% and 11%, respectively, of net sales made to one major international third party distributor as compared to no major customers for the three and six months ended June 30, 2015.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $140,000 at June 30, 2016 and $119,000 at December 31, 2015. The allowances are estimated based on customer returns and bad debts. In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $95,000 and $80,000 at June 30, 2016 and December 31, 2015, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $104,000 and $123,000 at June 30, 2016 and December 31, 2015, respectively. Included in inventory at June 30, 2016 and December 31, 2015 is approximately $87,000 and $42,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product as well as consigned products that are held at a retailer distributor for sale.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

Depreciation expense amounted to approximately $1,900 and $3,700 and $2,100 and $4,200 for the three and six months ended June 30, 2016 and 2015, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three and six months ended June 30, 2016 and 2015.

Related party transactions

During the six months ended June, 2016, the Company had one sale of approximately $14,000 with an international third party distributor affiliated with one of our Board of Director members. The pricing and terms of the sale are similar to other international third party sales and the Company considers the sale an arm’s length transaction.

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

The Company had international third party distributor sales and retail sales of approximately $327,000 and $221,000 as of June 30, 2016 and December 31, 2015, respectively, included in deferred revenue – short-term on the accompanying condensed consolidated balance sheets for payments received prior to shipment.

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

June 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The Company sells warranties on the DermaWandTM for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets. Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

	June 30, 2016	December 31, 2015
Deferred extended warranty revenue:
At beginning of period	$629,143	$670,075
Revenue deferred for new warranties, year to date	59,221	174,852
Revenue recognized year to date	(115,652)	(215,784)
At end of period	$572,712	$629,143

Current portion	$235,046	$223,397
Non-current portion	337,666	405,746
	$572,712	$629,143

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $647,000 and $1,062,000 and $883,000 and $2,103,000 for the three and six months ended June 30, 2016 and 2015, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $230,000 and $427,000 and $561,000 and $1,192,000 for the three and six months ended June 30, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statement of operations. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Product testing and development costs approximated $28,000 and $56,000 and $37,000 and $60,000 for the three and six months ended June 30, 2016 and 2015, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statement of operations. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. The Company incurred approximately $1,723,000 and $2,065,000 in media costs for airing its infomercials, $196,000 and $115,000 in new production costs, and $252,000 and $102,000 in internet marketing costs for the three months ended June 30, 2016 and 2015, respectively and approximately $2,566,000 and $5,313,000 in media costs for airing its infomercials, $203,000 and $208,000 in new production costs, and $600,000 and $315,000 in internet marketing costs for the six months ended June 30, 2016 and 2015, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of June 30, 2016, 116,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of June 30, 2016, 3,438,335 options are outstanding under the 2011 Plan.

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

June 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the six months ended June 30, 2016 and 2015:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Exercised during the period	(350,000)	-	(350,000)	0.11
Forfeited during the period	(131,667)	-	(131,667)	0.38

Balance, June 30, 2016	3,555,002	-	3,555,002	$0.21

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Exercised during the period	(309,279)	(350,000)	(659,279)	0.14
Forfeited during the period	(15,000)	-	(15,000)	0.49

Balance, June 30, 2015	3,895,723	-	3,895,723	$0.38

Of the stock options outstanding as of June 30, 2016 under the Stock Option Plans, 2,268,334 options are currently vested and exercisable. The weighted average exercise price of these options was $0.21. These options expire through December 2025. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2016 and 2015 was approximately $180,000 and $503,000, respectively. The aggregate intrinsic value for options exercised during the six months ended June 30, 2016 was approximately $31,000.

For the three and six months ended June 30, 2016 and 2015, the Company recorded approximately $67,000 and $176,000 and $139,000 and $278,000, respectively in share based compensation expense related to vesting of options previously granted under the Stock Option Plans. At June 30, 2016, there was approximately $529,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

There were no grants for the six months ended June 30, 2016 and 2015.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the six months ended June 30, 2016 and 2015:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the period	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	0.08

Balance, June 30, 2016	516,667	1,676,667	2,193,334	$0.35

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Granted during the period	-	-	-	-
Exercised during the period	-	(40,000)	(40,000)	0.15

Balance, June 30, 2015	466,667	1,976,667	2,443,334	$0.36

Of the stock options outstanding as of June 30, 2016 outside of the existing Stock Option Plans, 2,051,667 options are currently vested and exercisable. The weighted average exercise price of these options was $0.36. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2016 and 2015 outside of the existing stock option plans was approximately $122,000 and $582,000, respectively. There were no options exercised during the six months ended June 30, 2016.

For the three and six months ended June 30, 2016 and 2015, the Company recorded approximately $14,000 and $28,000 and $18,000 and $270,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At June 30, 2016, there was approximately $52,000 of total unrecognized compensation cost related to non-vested option grants outside the Stock Options Plans which will be recognized over the remaining vesting period of approximately 3 years.

There were no grants for the six months ended June 30, 2015. The following assumptions were used in the Black-Scholes option pricing model for one grant issued in the six months ended June 30, 2016.

2016
Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6 years
Expected volatility	156%
Weighted average grant date fair value	$0.21
Forfeiture rate	5%

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of all stock options outstanding and nonvested for the six months ended June 30, 2016:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016 – nonvested	1,843,355	-	1,843,355	$0.22
Granted	50,000	-	50,000	0.21
Vested	(465,000)	-	(465,000)	0.23
Balance June 30, 2016 - nonvested	1,428,335	-	1,428,335	$0.22

Note 3 - Commitments and contingencies

Leases

As of June 30, 2016, the Company had an active lease through March 2017 related to the office space rented in Wayne, Pennsylvania. Rent expense incurred during the three and six months ended June 30, 2016 and 2015 totaled approximately $14,000 and $27,000 and $15,000 and $28,000, respectively. The schedule below details the future financial obligations under the lease.

	Remaining six months 2016	2017	TOTAL OBLIGATION
Wayne - Corporate HQ	$26,600	$13,300	$39,900

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

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Unaudited)

Note 4 - Severance payable

In September 2010, the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant was to be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. In April 2011, the Company amended the aforementioned severance agreement to monthly payments of $3,400 per month through March 2016. In December 2015, the Company recorded additional severance payable of $40,000 for termination benefits provided to three former employees after employment due to restructuring. These benefits include salary and medical continuation coverage and was paid out by April 30, 2016. The current severance payable balance approximately $46,000 at December 31, 2015.

Note 5 - Other assets and liabilities

On January 22, 2016, the Company entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWand patent and all related trademarks and intellectual property for the sum of $1,200,000 to be paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. As a result, effective January 1, 2016, the Company is no longer obligated to make royalty payments on sales of DermaWandTM. There shall be no interest charged, and ICTV may, in its sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price. Under our old licensing agreement, ICTV had been assigned the patents, related trademarks, and exclusive commercial rights to DermaWand based upon a $2.50 per unit fee and maintaining annual minimum royalty requirements.

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

As of June 30, 2016, the other liability balance was approximately $1,022,000, including the discount for imputed interest of approximately $28,000, of which approximately $287,000 was current. For the three and six months ended June 30, 2016, we amortized approximately $4,000 and $8,000 of interest expense related to the discount for imputed interest. The other asset balance was approximately $1,018,000 as of June 30, 2016 with amortization of approximately $73,000 and $145,000 being recorded in cost of sales for the three and six months ended June 30, 2016. The accumulated amortization was approximately $145,000 as of June 30, 2016. There was approximately $224,000 and $327,000 in royalty expense for DermaWand for the three and six months ended June 30, 2015. Management evaluates the other asset for impairment when there is a triggering event and concluded there was no such event as of June 30, 2016.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Unaudited)

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

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2016, there were no warrants outstanding and exercisable. At June 30, 2016, there were 5,748,336 stock options outstanding and 4,320,001 were vested and exercisable at an average exercise price of $0.28.

All outstanding securities were anti-dilutive for the three and six months ended June 30, 2016 as a result of a net loss for both periods. The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Options to purchase common stock	5,748,336	2,263,333	5,748,336	2,263,333

The number of shares of common stock used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 was determined as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Basic weighted average shares outstanding	28,202,739	24,340,451	28,175,406	24,130,481
Dilutive effect of outstanding stock options	-	2,220,878	-	2,239,940
Weighted average dilutive shares outstanding	28,202,739	26,561,329	28,175,406	26,370,421

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Unaudited)

Note 7 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the three-months ended June 30, 2016:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(601,172)	28,202,739	$(0.02)

		Weighted Average
For the three-months ended June, 2015:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$286,630	24,340,451	$0.01

Diluted earnings per share
Income to common shareholders	$286,630	26,561,329	$0.01

		Weighted Average
For the six-months ended June 30, 2016:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Loss to common shareholders	$(689,851)	28,175, 406	$(0.02)

		Weighted Average
For the six-months ended June 30, 2015:	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income to common shareholders	$16,445	24,130,481	$0.00

Diluted earnings per share
Income to common shareholders	$16,445	26,370,421	$0.00

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Unaudited)

Note 8 - Income taxes

The provision for income taxes is $0 for both the three and six months ended June 30, 2016 and 2015. The effective tax rates reflect provisions for current federal and state income taxes. As of December 31, 2015, the Company had approximately $2,431,000 of gross federal net operating losses and $695,000 of gross state net operating losses available. The Company has completed an IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules as of June 30, 2016. The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of taxable income. The Company does not believe it has any material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three and six months ended June 30, 2016 and 2015.

Note 9 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing channels. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer DRTV sales or wholesale international third party distributor sales. Operating expenses are primarily prorated based on the relationship between DRTV consumer sales and international third party distributor sales.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Unaudited)

Note 9 - Segment reporting (continued)

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$3,421,711	$1,122,381	$4,544,092	$5,675,010	$1,585,006	$7,260,016

COST OF SALES	794,963	548,106	1,343,069	1,521,886	838,080	2,359,966
Gross profit	2,626,748	574,275	3,201,023	4,153,124	746,926	4,900,050

Operating expenses:
General and administrative	958,044	123,375	1,081,419	1,250,457	162,660	1,413,117
Selling and marketing	2,674,690	42,631	2,717,321	3,166,134	34,282	3,200,416
Total operating expense	3,632,734	166,006	3,798,740	4,416,591	196,942	4,613,533

Operating income (loss)	$(1,005,986)	$408,269	$(597,717)	$(263,467)	$549,984	$286,517

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$5,913,566	$2,354,170	$8,267,736	$12,736,751	$3,387,181	$16,123,932

COST OF SALES	1,364,317	1,175,448	2,539,765	3,268,800	1,744,298	5,013,098
Gross profit	4,549,249	1,178,722	5,727,971	9,467,951	1,642,883	11,110,834

Operating expenses:
General and administrative	1,794,840	245,897	2,040,737	2,703,076	367,234	3,070,310
Selling and marketing	4,313,136	56,712	4,369,848	7,967,553	56,723	8,024,276
Total operating expense	6,107,976	302,609	6,410,585	10,670,629	423,957	11,094,586

Operating income (loss)	$(1,558,727)	$876,113	$(682,614)	$(1,202,678)	$1,218,926	$16,248

Selected balance sheet information by segment is presented in the following table as of:

	June 30, 2016	December 31, 2015
Domestic	$4,685,993	$4,242,502
International	44,313	37,825
Total Assets	$4,730,306	$4,280,327

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2016 with the three and six months ended June 30, 2015.

Net Sales

Our net sales decreased to approximately $4,544,000 and $8,268,000 for the three and six months ended June 30, 2016, from $7,260,000 and $16,124,000 for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2016, sales relating to the DermaWandTM infomercial were approximately $2,814,000 and $4,903,000 as compared to approximately $4,981,000 and $11,528,000 during the three and six months ended June 30, 2015. The primary driver of the decline in sales was generated by our decrease in media related expenditures and transition to a higher concentration of digital marketing advertising spend as compared to infomercials. Media expenditures were approximately $1,723,000 and $2,566,000 and $2,065,000 and $5,313,000 for the three and six months ended June 30, 2016 and 2015, respectively. Further, as a result of the reduced media spend, sales related to the DermaVital® skin care line were approximately $328,000 and $725,000 for the three and six months ended June 30, 2016 compared to $830,000 and $1,652,000 during the three and six months ended June 30, 2015. Offsetting the decrease was an increase in revenue from retail sales of $156,000 and $215,000 during the three and six months ended June 30, 2016 compared to $58,000 of retail sales during the three and six months ended June 30, 2015. We expect our retail sales to grow throughout the remainder of 2016.

International sales revenue for the DermaWandTM decreased to approximately $1,122,000 and $2,354,000 for the three and six months ended June 30, 2016 from approximately $1,585,000 and $3,387,000 during the three and six months ended June 30, 2015. Our international third party distributor revenue is impacted by timing of shipments at period end, currency fluctuations and the appreciation of the U.S. dollar, as well as scheduling considerations with our distributors’ end customers. The Latino Media Services (LMS) group comprised of distributors from Chile, Argentina, Peru, Colombia, El Salvador, and Ecuador accounted for approximately $291,000 and $302,000 for the three and six months ended June 30, 2016 compared to approximately $402,000 and $736,000 in sales for the three and six months ended June 30, 2015. Sales to our third party distributor customer located in Mexico, Inova, were approximately $94,000 and $504,000 for the three and six months ended June 30, 2016 compared to $0 and $946,000 for the three and six months ended June 30, 2015. Sales from our French distributor Novellia, increased to approximately $595,000 and $876,000 for the three and six months ended June 30, 2016 compared to approximately $533,000 and $622,000 for the three and six months ended June 30, 2015. The Company is continuing to work on a new model and marketing campaign for DermaWandTM as well as diversifying its international product portfolio in order to grow this segment in the future.

Gross Profit

Gross margin percentage was approximately 70% and 69% for the three and six months ended June 30, 2016, compared to approximately 67% and 69% during the three and six months ended 2015. For the three and six months ended June 30, 2016 we generated approximately $3,201,000 and $5,728,000 in gross margin, compared to approximately $4,900,000 and $11,111,000 for the three and six months ended June 30, 2015. For both the three and six months ended June 30, 2016, the gross profit percentage for DRTV Revenue was approximately 77% compared to 74% for the three and six months ended June 30, 2015. The gross profit percentage for international sales for the three and six months ended June 30, 2016 was approximately 51% and 50% compared to approximately 47% and 49% for the three and six months ended June 30, 2015. The increases in gross profit percentage are mainly attributable to the DermaWandTM royalty agreement which decreased the amount of royalties as a percentage of sales. Amortization of the Dermawand TM intangible asset amounted to approximately $73,000 and $145,000 recorded in cost of sales for the three and six months ended June 30, 2016, compared to approximately $224,000 and $327,000 in royalty expense for DermaWandTM for the three and six months ended June 30, 2015.

Operating Expenses

Total operating expenses decreased to approximately $3,799,000 and $6,411,000 during the three and six months ended June 30, 2016, from approximately $4,614,000 and $11,095,000 during the three and six months ended June 30, 2015. This decrease in operating expenses is due to a few key factors but is primarily driven by the decrease in media expenditures. Media expenditures were $1,723,000 and $2,566,000 and $2,065,000 and $5,313,000 for the three and six months ended June 30, 2016 and 2015, respectively. The decrease was partially offset by an increase in digital marketing expenses to approximately $252,000 and $600,000 during the three and six months ended June 30, 2016, from approximately $102,000 and $315,000 during the three and six months ended June 30, 2015, as the Company evolves its marketing platform to a higher concentration on digital marketing including search engine marketing and optimization, paid social and programmatic banner campaigns.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expense decreased to approximately $212,000 and $357,000 for the three and six months ended June 30, 2016 from approximately $287,000 and $703,000 for the three and six months ended June 30, 2015. Customer service expenses decreased to approximately $75,000 and $173,000 during the three and six months ended June 30, 2016, from approximately $251,000 and $591,000 during the three and six months ended June 30, 2015. Merchant fees decreased to approximately $75,000 and $134,000 during the three and six months ended June 30, 2016, compared to $145,000 and $317,000 during the three and six months ended June 30, 2015. Total bad debt expenses decreased to approximately $252,000 and $442,000 during the three and six months ended June 30, 2016 compared to approximately $389,000 and $970,000 during the three and six months ended June 30, 2015.

In addition to the volume related decreases, the Company reduced its overall operating expenditures in a number of other areas. The Company has made a conscious effort to reduce unnecessary spending including implementing various cost savings controls. Payroll and employee benefit related expenses decreased to approximately $386,000 and $765,000 during the three and six months ended June 30, 2016, from approximately $427,000 and $882,000 during the three and six months ended June 30, 2015. Travel expenses decreased to approximately $24,000 and $47,000 for the three and six months ended June 30, 2016 compared to $64,000 and $182,000 during the three and six months ended June 30, 2015, and consulting expenses decreased to approximately $66,000 and $130,000 during the three and six months ended June 30, 2016, from $89,000 and $203,000 during the three and six months ended June 30, 2015. Additionally, total share based compensation expenses decreased to approximately $81,000 and $204,000 during the three and six months ended June 30 2016, from approximately $166,000 and $329,000 during the three and six months ended June 30, 2015 as a result of vesting of prior awards.

Net Income (Loss)

The Company generated a net loss of approximately $(601,000) and $(690,000) for the three and six months ended June 30, 2016, compared to net income of approximately $287,000 and $16,000 for the three and six months ended June 30, 2015. The decreases can be attributed to the lower net sales discussed above, partially offset by the aforementioned decreases in overall operating expenses.

Liquidity and Capital Resources

At June 30, 2016, we had approximately $1,491,000 in cash and cash equivalents compared to approximately $1,334,000 at December 31, 2015. We had cash flow provided by operating activities of approximately $307,000 during the six months ended June 30, 2016 compared to cash flow used in operating activities of approximately $892,000 for the same period in 2015. The fluctuation is primarily a result of a decrease in inventory of approximately $657,000, a decrease in prepaid expenses and other assets of approximately $139,000 as well as an increase in deferred revenue of approximately $50,000, offset by a net loss of approximately $690,000, a decrease in accounts receivable, net of bad debt expense, of approximately $74,000, as well as a decrease of approximately $90,000 in accounts payable and accrued expenses. The Company had $150,000 in cash used in financing activities as a result of the pay-down of the DermaWand Asset Purchase Agreement.

As discussed in Note 5, on January 22, 2016, the Company entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWand patent and all related trademarks and intellectual property for the sum of $1,200,000 paid out as follows: $300,000 per year for calendar years 2016 through 2019. We believe that this agreement will provide additional liquidity with a lower royalty cost per unit sold over the coming years. We had working capital of approximately $1,420,000 at June 30, 2016, compared to $2,253,000 at December 31, 2015, which decreased partially as a result of the current portion of the DermaWand asset purchase agreement of $300,000 being included in the calculation as of June 30, 2016 as well as the aforementioned decrease in inventory. Based on our current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2016. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as filed with the Commission with our Annual Report form 10-K filed on March 23, 2016.

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

We carried out an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required for smaller reporting company

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

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

ICTV BRANDS INC.
Registrant

Date:	August 9, 2016	By:	/s/ Kelvin Claney
		Name:	Kelvin Claney
		Title:	Chief Executive Officer

Date:	August 9, 2016	By:	/s/ Richard Ransom
		Name:	Richard Ransom
Title: President

Date:	August 9, 2016	By:	/s/ Ryan LeBon
		Name:	Ryan LeBon
		Title:	Chief Financial Officer

