Form 10-Q
period 2016-09-30
ICTV Brands Inc.
filed 2016-11-10
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2016, the Issuer had 28,343,007 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,212,271	$1,334,302
Accounts receivable, net of allowances for returns and doubtful accounts of $135,353 and $118,563, respectively	508,893	301,726
Inventories, net	1,454,357	2,205,726
Prepaid expenses and other current assets	364,899	417,057
Total current assets	3,540,420	4,258,811

Furniture and equipment	73,298	72,008
Less accumulated depreciation	(56,129)	(50,492)
Furniture and equipment, net	17,169	21,516

Other assets – long-term, net of accumulated amortization of $218,213	945,602	-

Total assets	$4,503,191	$4,280,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,444,177	$1,516,250
Severance payable – short-term	-	45,995
Deferred revenue – short-term	626,650	444,066
Other liabilities – short-term	287,528	-
Total current liabilities	2,358,355	2,006,311

Deferred revenue – long-term	305,466	405,746
Other liabilities – long-term	663,220	-
Total long-term liabilities	968,686	405,746

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 28,202,739 and 28,027,012 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	17,992	17,816
Additional paid-in-capital	11,389,740	11,130,588
Accumulated deficit	(10,231,582)	(9,280,134)

Total shareholders’ equity	1,176,150	1,868,270

Total liabilities and shareholders’ equity	$4,503,191	$4,280,327

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

NET SALES	$4,203,530	$3,615,880	$12,471,266	$19,739,812

COST OF SALES	1,158,998	1,210,777	3,698,764	6,223,875

GROSS PROFIT	3,044,532	2,405,103	8,772,502	13,515,937

OPERATING EXPENSES:
General and administrative	1,035,752	1,178,289	3,076,489	4,248,599
Selling and marketing	2,267,103	2,048,892	6,636,950	10,073,169
Total operating expenses	3,302,855	3,227,181	9,713,439	14,321,768

OPERATING LOSS	(258,323)	(822,078)	(940,937)	(805,831)

INTEREST (EXPENSE) INCOME, NET	(3,274)	133	(10,511)	330

LOSS BEFORE PROVISION FOR INCOME TAX	(261,597)	(821,945)	(951,448)	(805,501)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(261,597)	$(821,945)	$(951,448)	$(805,501)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.03)	$(0.03)	$(0.03)
DILUTED	$(0.01)	$(0.03)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	28,202,739	24,693,678	28,184,584	24,320,974
DILUTED	28,202,739	24,693,678	28,184,584	24,320,974

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Common Stock $0.001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2016	28,027,012	$17,816	$11,130,588	$(9,280,134)	$1,868,270

Share based compensation	-	-	259,328	-	259,328

Exercise of options	175,727	176	(176)	-	-

Net loss	-	-	-	(951,448)	(951,448)

Balance at September 30, 2016	28,202,739	$17,992	$11,389,740	$(10,231,582)	$1,176,150

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(951,448)	$(805,501)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	5,637	6,229
Bad debt expense	693,607	1,168,658
Share based compensation	259,328	485,579
Non cash interest expense	11,933	-
Amortization of other asset	218,213	-
Change in assets and liabilities
Accounts receivable	(900,774)	(614,308)
Inventories	751,369	(421,973)
Prepaid expenses and other current assets	52,158	196,839
Accounts payable and accrued liabilities	(72,073)	(786,964)
Severance payable	(45,995)	(30,600)
Deferred revenue	82,304	(171,490)
Net cash provided by (used in) operating activities	104,259	(973,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(1,290)	-
Net cash used in investing activities	(1,290)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of DermaWand asset purchase agreement	(225,000)	-
Proceeds from exercise of options	-	91,640
Proceeds from exercise of warrants	-	112,500
Release of collateral on line of credit	-	500,000
Net cash (used in) provided by financing activities	(225,000)	704,140

NET DECREASE IN CASH AND CASH EQUIVALENTS	(122,031)	(269,391)

CASH AND CASH EQUIVALENTS, beginning of the period	1,334,302	1,144,983

CASH AND CASH EQUIVALENTS, end of the period	$1,212,271	$875,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$50
Interest paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
DermaWand Asset Purchase Agreement	$1,200,000	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc., (the “Company” or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. The Company together with its wholly-owned subsidiary, Better Blocks International Limited (“BBI”), a New Zealand corporation, sells various health, wellness and beauty products as well as miscellaneous consumer products through a number of sales channels throughout the United States and internationally. Although our companies are incorporated in Nevada and New Zealand, our operations are currently run from the Wayne, Pennsylvania office.

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BBI. All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

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

Recently Issued Accounting Pronouncements

In August 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,(“ASU 2016-15”). The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include but are not limited to debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. ASU 2016-15 is required to be retrospectively applied and is effective for fiscal years and interim periods beginning after December 15, 2017, with early adaption permitted. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

In June 2016, FASB issued Accounting Standard Update ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted. Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The methods of adoption are dependent on the specific aspects of the new guidance adopted. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. Early adoption is permitted but the Company must adopt all amendments that apply in the same period if they choose to adopt early. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02 “Leases (Topic 842)”, (“ASU 2016-02”). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company believes the effect of this guidance will not be material to its consolidated financial statements and related disclosures.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

In July 2015, FASB issued ASU No. 2015-11- Inventory (Topic 330) - Simplifying the Measurement of Inventory, which provides that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual periods beginning after December 15, 2016, and for interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

As of September 30, 2016, 64% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 21% of the Company’s accounts receivable was cash due from retail and e-commerce customers and 3% of the Company’s accounts receivable was cash due from the Company’s credit card processors as of September 30, 2016. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and nine months ended September 30, 2016, there were 10% and 0%, respectively, of net sales made to one e-commerce customer as compared to no major customers for the three and nine months ended September 30, 2015.

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

September 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $135,000 at September 30, 2016 and $119,000 at December 31, 2015. The allowances are estimated based on customer returns and bad debts. In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $89,000 and $80,000 at September 30, 2016 and December 31, 2015, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. The Company adjusts inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $103,000 and $123,000 at September 30, 2016 and December 31, 2015, respectively. Included in inventory at September 30, 2016 and December 31, 2015 is approximately $64,000 and $42,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product as well as consigned products that are held at a retailer distributor for sale.

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

Depreciation expense amounted to approximately $2,000 and $6,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three and nine months ended September 30, 2016 and 2015.

Related party transactions

During the nine months ended September 30, 2016, the Company had one sale of approximately $14,000 with an international third party distributor affiliated with one of our Board of Director members. The pricing and terms of the sale are similar to other international third party sales.

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

September 30, 2016 and 2015

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

The Company had international third party distributor sales and retail sales of approximately $388,000 and $221,000 as of September 30, 2016 and December 31, 2015, respectively, included in deferred revenue – short-term on the accompanying condensed consolidated balance sheets for payments received prior to shipment.

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

The Company sells warranties on the DermaWandTM for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets. Changes in the Company’s deferred service revenue related to the warranties is presented in the following table:

	September 30, 2016	December 31, 2015
Deferred extended warranty revenue:
At beginning of period	$629,143	$670,075
Revenue deferred for new warranties, year to date	90,652	174,852
Revenue recognized year to date	(176,055)	(215,784)
At end of period	$543,740	$629,143

Current portion	$238,274	$223,397
Non-current portion	305,466	405,746
	$543,740	$629,143

Shipping and handling

The amount billed to customers for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $571,000 and $1,633,000 and $489,000 and $2,593,000 for the three and nine months ended September 30, 2016 and 2015, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $232,000 and $659,000 and $284,000 and $1,476,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Product testing and development costs approximated $31,000 and $88,000 and $26,000 and $90,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. The Company incurred approximately $1,444,000 and $1,206,000 in media costs for airing its infomercials, $7,000 and $85,000 in new production costs, and $299,000 and $146,000 in internet marketing costs for the three months ended September 30, 2016 and 2015, respectively and approximately $4,011,000 and $6,519,000 in media costs for airing its infomercials, $210,000 and $293,000 in new production costs, and $899,000 and $462,000 in internet marketing costs for the nine months ended September 30, 2016 and 2015, respectively.

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for selected employees, officers and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of September 30, 2016, 116,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for selected employees, officers, and directors of the Company and its subsidiary, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiary with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiary. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of September 30, 2016, 3,138,335 options are outstanding under the 2011 Plan.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the nine months ended September 30, 2016 and 2015:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Exercised during the period	(350,000)	-	(350,000)	0.11
Forfeited during the period	(431,667)	-	(431,667)	0.22

Balance, September 30, 2016	3,255,002	-	3,255,002	$0.21

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Exercised during the period	(309,279)	(350,000)	(659,279)	0.14
Forfeited during the period	(15,000)	-	(15,000)	0.49

Balance, September 30, 2015	3,895,723	-	3,895,723	$0.38

Of the stock options outstanding as of September 30, 2016 under the Stock Option Plans, 2,318,334 options are currently vested and exercisable. The weighted average exercise price of these options was $0.21. These options expire through December 2025. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2016 and 2015 was approximately $12,000 and $349,000, respectively. The aggregate intrinsic value for options exercised during the nine months ended September 30, 2016 was approximately $31,000.

For the three and nine months ended September 30, 2016 and 2015, the Company recorded approximately $42,000 and $218,000 and $138,000 and $416,000, respectively in share based compensation expense related to vesting of options previously granted under the Stock Option Plans. At September 30, 2016, there was approximately $322,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

There were no grants for the nine months ended September 30, 2016 and 2015.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the existing Stock Option Plans for the nine months ended September 30, 2016 and 2015:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the period	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	0.08

Balance, September 30, 2016	516,667	1,676,667	2,193,334	$0.35

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Granted during the period	-	-	-	-
Exercised during the period	-	(40,000)	(40,000)	0.15

Balance, September 30, 2015	466,667	1,976,667	2,443,334	$0.36

Of the stock options outstanding as of September 30, 2016 outside of the existing Stock Option Plans, 2,051,667 options are currently vested and exercisable. The weighted average exercise price of these options was $0.36. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2016 and 2015 outside of the existing stock option plans was approximately $7,000 and $384,000, respectively. There were no options exercised during the nine months ended September 30, 2016.

For the three and nine months ended September 30, 2016 and 2015, the Company recorded approximately $13,000 and $41,000 and $16,000 and $223,000 of expense, respectively, in share based compensation related to vesting of options previously granted outside of the Stock Option Plans. At September 30, 2016, there was approximately $38,000 of total unrecognized compensation cost related to non-vested option grants outside the Stock Options Plans which will be recognized over the remaining vesting period of approximately 3 years.

There were no grants for the nine months ended September 30, 2015. The following assumptions were used in the Black-Scholes option pricing model for one grant issued in the nine months ended September 30, 2016.

2016
Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6 years
Expected volatility	156%
Weighted average grant date fair value	$0.21
Forfeiture rate	5%

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of all stock options outstanding and nonvested for the nine months ended September 30, 2016:

	Number of Shares			Weighted
		Non-		Average
	Employee	Employee	Totals	Exercise Price

Balance, January 1, 2016 – nonvested	1,843,335	-	1,843,335	$0.22
Granted	50,000	-	50,000	0.21
Vested	(515,000)	-	(515,000)	0.23
Forfeited	(300,000)		(300,000)	0.23
Balance September 30, 2016 - nonvested	1,078,335	-	1,078,335	$0.22

Note 3- Commitments and contingencies

Leases

As of September 30, 2016, the Company had an active lease through March 2017 related to the office space rented in Wayne, Pennsylvania. Rent expense incurred during the three and nine months ended September 30, 2016 and 2015 totaled approximately $14,000 and $41,000 and $14,000 and $42,000, respectively. The schedule below details the future financial obligations under the lease.

	Remaining three months 2016	2017	TOTAL OBLIGATION
Wayne - Corporate HQ	$13,300	$13,300	$26,600

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

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 4 – Severance payable

In September 2010, the Company entered into a severance agreement with a former consultant. Under the severance agreement, the consultant was to be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. In April 2011, the Company amended the aforementioned severance agreement to monthly payments of $3,400 per month through March 2016. In December 2015, the Company recorded additional severance payable of $40,000 for termination benefits provided to three former employees after employment due to restructuring. These benefits include salary and medical continuation coverage and was paid out by April 30, 2016. The severance payable balance was approximately $0 and $46,000 at September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, the other liability balance was approximately $951,000, including the discount for imputed interest of approximately $24,000, of which approximately $288,000 was current. For the three and nine months ended September 30, 2016, we amortized approximately $4,000 and $12,000 of interest expense related to the discount for imputed interest. The other asset balance was approximately $946,000 as of September 30, 2016 with amortization of approximately $73,000 and $218,000 being recorded in cost of sales for the three and nine months ended September 30, 2016. The accumulated amortization was approximately $218,000 as of September 30, 2016. There was approximately $103,000 and $591,000 in royalty expense for DermaWand for the three and nine months ended September 30, 2015. Management evaluates the other asset for impairment when there is a triggering event and concluded there was no such event as of September 30, 2016.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

The computation of basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2016, there were no warrants outstanding and exercisable. At September 30, 2016, there were 5,448,336 stock options outstanding and 4,370,001 were vested and exercisable at an average exercise price of $0.28.

All outstanding securities were anti-dilutive for the three and nine months ended September 30, 2016 and 2015 as a result of a net loss for all periods. The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	September 30,
	2016	2015
Options to purchase common stock	5,448,336	6,339,057

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the three-months ended September 30, 2016:	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(261,597)	28,202,739	$(0.01)

		Weighted Average
For the three-months ended September, 2015:	(Loss)(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(821,945)	24,693,678	$(0.03)

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 7 - Basic and diluted earnings per share (continued)

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the nine-months ended September 30, 2016:	(Loss)(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(951,448)	28,184,584	$(0.03)

		Weighted Average
For the nine-months ended September 30, 2015:	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(805,501)	24,320,974	$(0.03)

Note 8 - Income taxes

The provision for income taxes is $0 for both the three and nine months ended September 30, 2016 and 2015. The effective tax rates reflect provisions for current federal and state income taxes. As of December 31, 2015, the Company had approximately $2,479,000 of gross federal net operating losses and $874,000 of gross state net operating losses available. The Company has completed an IRC Section 382 study and concluded that the availability of the Company’s net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules as of September 30, 2016. The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of taxable income. The Company does not believe it has any material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recorded zero interest and penalties for the three and nine months ended September 30, 2016 and 2015.

Note 9 - Segment reporting

The Company operates in one industry segment and is engaged in the selling of various consumer products primarily through direct marketing channels. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer DRTV sales or wholesale international third party distributor sales. Operating expenses are primarily prorated based on the relationship between DRTV consumer sales and international third party distributor sales

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 9 - Segment reporting (continued)

Information with respect to the Company’s operating income (loss) by segment is as follows:

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$3,338,816	$864,714	$4,203,530	$3,002,942	$612,938	$3,615,880

COST OF SALES	712,313	446,685	1,158,998	871,916	338,861	1,210,777
Gross profit	2,626,503	418,029	3,044,532	2,131,026	274,077	2,405,103

Operating expenses:
General and administrative	913,917	121,835	1,035,752	1,029,416	148,873	1,178,289
Selling and marketing	2,253,300	13,803	2,267,103	2,021,008	27,884	2,048,892
Total operating expense	3,167,217	135,638	3,302,855	3,050,424	176,757	3,227,181

Operating income (loss)	$(540,714)	$282,391	$(258,323)	$(919,398)	$97,320	$(822,078)

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$9,252,382	$3,218,884	$12,471,266	$15,739,693	$4,000,119	$19,739,812

COST OF SALES	2,076,631	1,622,133	3,698,764	4,140,715	2,083,160	6,223,875
Gross profit	7,175,751	1,596,751	8,772,502	11,598,978	1,916,959	13,515,937

Operating expenses:
General and administrative	2,832,132	244,357	3,076,489	3,732,492	516,107	4,248,599
Selling and marketing	6,609,066	27,884	6,636,950	9,988,561	84,608	10,073,169
Total operating expense	9,441,198	272,241	9,713,439	13,721,053	600,715	14,321,768

Operating income (loss)	$(2,265,447)	$1,324,510	$(940,937)	$(2,122,075)	$1,316,244	$(805,831)

Selected balance sheet information by segment is presented in the following table as of:

	September 30,	December 31,
	2016	2015
Domestic	$4,474,191	$4,242,502
International	29,000	37,825
Total Assets	$4,503,191	$4,280,327

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 10 – Subsequent Events

PHMD Asset Purchase Agreement

On October 4, 2016, the Company and its newly formed wholly-owned subsidiary, ICTV Holdings, Inc., a Nevada corporation (“ICTV Holdings”), entered into an asset purchase agreement (the “PhotoMedex Purchase Agreement”) with PhotoMedex, Inc., a Nevada corporation (“PhotoMedex”), and its subsidiaries, Radiancy, Inc., a Delaware corporation, PhotoTherapeutics Ltd., a private limited company limited by shares incorporated under the laws of England and Wales, and Radiancy (Israel) Limited, a private corporation incorporated under the laws of the State of Israel (collectively, the “Sellers”), pursuant to which ICTV Holdings has agreed to acquire substantially all of the assets of the Sellers, including, but not limited to, all of the equity interests of Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong, and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (collectively, the “PhotoMedex Target Business”), for a total purchase price of $9,500,000. Such acquisition is referred to herein as the “PhotoMedex Acquisition.” The PhotoMedex Acquisition includes the acquisition from the Sellers of proprietary products and services that address skin diseases and conditions or pain reduction using home-use devices for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain; which products are sold and distributed to traditional retail, online and infomercial outlets for home-use products and include, without limitation, the following: (a) no!no! Hair, (b) no!no! Skin, (c) no!no! Face Trainer, (d) no!no! Glow, (e) Made Ya Look, (f) no!no! Smooth Skin Care, (g) Kryobak, and (h) ClearTouch (the “Consumer Products”).

The purchase price to be paid by ICTV Holdings in the PhotoMedex Acquisition, for which the Company is also jointly and severally liable, is payable as follows: (i) $3,000,000 of the purchase price was deposited on October 5, 2016 into an escrow account established by counsel to the Company and ICTV Holdings, as escrow agent (the “Escrow Agent”), under an escrow agreement entered into on October 4, 2016 among the Company, ICTV Holdings, the Sellers, the Escrow Agent, and certain investors in Company’s private placement described in more detail below (the “Escrow Agreement”), which escrow funds will be paid to the Sellers at the closing of the PhotoMedex Acquisition (the “PhotoMedex Closing”) in accordance with the Escrow Agreement and subject to the conditions thereof; (ii) $2,000,000 of the purchase price shall be paid by ICTV Holdings to the Sellers on or before the 90th day following the PhotoMedex Closing; and (iii) the remainder of the purchase price shall be payable in the form of a continuing royalty as described in more detail below. On October 4, 2016, as required by the PhotoMedex Purchase Agreement, the Company delivered to PhotoMedex a letter of credit from LeoGroup Private Debt Facility, L.P. (“LeoGroup”), a private equity fund, that secures the Company’s obligation to make the $2 million payment referred to in clause (ii) above. The Company expects to fund the payment of the purchase price and expenses incurred in connection with the PhotoMedex Acquisition through a combination of cash on hand and the private placement described below.

Under the PhotoMedex Purchase Agreement, the Company and ICTV Holdings are required to pay to the Sellers a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by ICTV Holdings or its affiliates from sales of the Consumer Products. Such royalty payments commence with net cash actually received from and after the PhotoMedex Closing and continue until the total royalty paid to Sellers totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all Consumer Products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (“TSC”) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of Consumer Products made through HSN in the United States, QVC in the European Union, and TSC in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all Consumer Products other than the foregoing sales.

ICTV Holdings will also assume certain liabilities and obligations of the Sellers relating to the PhotoMedex Target Business, including contractual obligations, and various other liabilities and obligations arising out of or relating to the PhotoMedex Target Business after the PhotoMedex Closing.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 10 – Subsequent Events (continued)

The PhotoMedex Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations. The indemnification provided by PhotoMedex under the PhotoMedex Purchase Agreement covers breaches of representations and warranties of the Sellers, breaches of covenants or other obligations of the Sellers, and liabilities retained by the Sellers. The indemnification provided by the Company and ICTV Holdings covers breaches of representations and warranties of the Company and ICTV Holdings, breaches of covenants or other obligations of the Company or ICTV Holdings, and liabilities assumed by ICTV Holdings. In the case of the indemnification provided by PhotoMedex with respect to breaches of certain non-fundamental representations and warranties, the obligations of PhotoMedex are subject to a cap on losses equal to $2,250,000, and its liability for the other indemnification, including for breaches of fundamental representations and warranties shall not exceed the purchase price actually received by the Sellers. In addition, in the case of the indemnification provided by PhotoMedex with respect to breaches of certain representations and warranties, PhotoMedex will only become liable for indemnified losses if the amount exceeds $100,000, whereupon PhotoMedex will only be liable for losses in excess of such $100,000 threshold. The Company and ICTV Holdings have the ability to set off indemnity claims against future royalty payments owed to the Sellers subject to following an administrative procedure outlined in the PhotoMedex Purchase Agreement with respect to such set off claims and the Company and ICTV Holdings must first set-off the amount of any indemnification claims against the royalty payments before making a claim directly against PhotoMedex.

The closing of the PhotoMedex Acquisition is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the receipt of an opinion from counsel to the Sellers; the release of any security interests on the PhotoMedex Target Business; delivery of all documents required for the transfer of the acquired assets, including all intellectual property assignments and lease assignments; and the requisite approvals of the stockholders of the Company and PhotoMedex.

The PhotoMedex Purchase Agreement contains certain termination rights that could be exercised by the parties. Either the Sellers, on the one hand, or the Company or ICTV Holdings, on the other hand, may terminate the PhotoMedex Purchase Agreement if the closing has not occurred by February 1, 2017 if the conditions to closing have not been satisfied by such date, except that a party cannot terminate the PhotoMedex Purchase Agreement if the failure of the closing to occur is due to the failure of such party to perform its covenants, agreements and conditions under the PhotoMedex Purchase Agreement. In addition, either the Sellers, on the one hand, or the Company or ICTV Holdings, on the other hand, may terminate the PhotoMedex Purchase Agreement if there has been a material misrepresentation or breach of covenant or agreement contained in the PhotoMedex Purchase Agreement on the part of the other party and such breach of a covenant or agreement has not been promptly cured after at least 14 day’s written notice is given.

In connection with the PhotoMedex Purchase Agreement, on October 4, 2016, ICTV Holdings entered into a transition services agreement with the Sellers (the “Transition Services Agreement”), pursuant to which Sellers have agreed to make available to ICTV Holdings certain services on a transitional basis and allow ICTV Holdings to occupy and use a portion of the Sellers’ premises and warehouses, in exchange for which ICTV Holdings shall (i) pay to the Sellers the documented costs and expenses incurred by them in connection with the provision of those services; (ii) pay to the Sellers the documented lease costs including monthly rental and any utility charges incurred under the applicable leases; (iii) reimburse the Sellers for the documented costs and expenses incurred by them for the continued storage of inventory and raw materials at warehouse locations, and for services for fulfilling and shipping orders for such inventory; and (iv) reimburse the Sellers for the payroll, employment-related taxes, benefit costs and out of pocket expenses paid to or on behalf of employees.

Subject to satisfaction of the conditions described above and assuming the PhotoMedex Purchase Agreement is not terminated, the PhotoMedex Acquisition is expected to close in the fourth quarter of 2016 or early first quarter of 2017.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 10 – Subsequent Events (continued)

Ermis Labs Purchase Agreement

On October 4, 2016, the Company and its newly formed wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation (the “Purchaser”), entered into an asset purchase agreement (the “Ermis Labs Purchase Agreement”) with LeoGroup and Ermis Labs, Inc., a New Jersey corporation (“Ermis Labs”), pursuant to which the Purchaser has agreed to acquire substantially all of the assets of Ermis Labs (collectively, the “Ermis Labs Target Business”), for a total purchase price of $2,150,000. Such acquisition is referred to herein as the “Ermis Labs Acquisition.”

The purchase price to be paid by the Company and the Purchaser in the Ermis Labs Acquisition is payable as follows: (i) $400,000 of the purchase price shall be paid at the closing of the Ermis Labs Acquisition (the “Ermis Labs Closing”) through the issuance of 2,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to the shareholders of Ermis Labs, the value of which was based on the closing price of the Common Stock on the OTCQX on October 4, 2016, which was $0.16 per share; and (ii) the remainder of the purchase price shall be payable in the form of a continuing royalty as described in more detail below. The issuance of the Common Stock pursuant to the Ermis Labs Purchase Agreement is being made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Under the Ermis Labs Purchase Agreement, the Purchaser is required to pay to Ermis Labs a continuing monthly royalty of 5% of net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by the Purchaser or its affiliates from sales of the over-the-counter medicated skin care products acquired in the Ermis Labs Acquisition, commencing with net cash actually received by the Purchaser or its affiliates from and after the Ermis Labs Closing and continuing until the total royalty paid to Ermis Labs totals $1,750,000; provided, however, that the Purchaser is required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017.

The Purchaser will also assume certain liabilities and obligations of Ermis Labs relating to the Ermis Labs Target Business, including contractual obligations, and various other liabilities and obligations arising out of or relating to the Ermis Labs Target Business after the Ermis Labs Closing.

The Ermis Labs Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations. The indemnification provided by Ermis Labs and LeoGroup under the Ermis Labs Purchase Agreement covers breaches of representations, warranties and covenants of Ermis Labs and LeoGroup, and liabilities retained by the Ermis Labs. The indemnification provided by the Company and the Purchaser covers breaches of representations, warranties and covenants of the Company and the Purchaser, and liabilities assumed by the Purchaser. In the case of the indemnification provided by Ermis Labs and LeoGroup with respect to breaches of certain non-fundamental representations and warranties, Ermis Labs and LeoGroup will only become liable for indemnified losses if the amount exceeds $50,000, whereupon they will be liable for all losses relating back to the first dollar. Furthermore, the liability of Ermis Labs and LeoGroup for breaches of any and all representations and warranties shall not exceed the purchase price payable under the Ermis Labs Purchase Agreement. The Purchaser has the ability to set off indemnity claims against future royalty payments owed to the Ermis Labs subject to following an administrative procedure outlined in the Ermis Labs Purchase Agreement with respect to such set off claims.

The closing of the Ermis Labs Acquisition is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests on the Ermis Labs Target Business; delivery of all documents required for the transfer of the acquired assets, including all intellectual property assignments. Closing of the Ermis Labs Acquisition is also subject to the prior or simultaneous closing of the PhotoMedex Acquisition.

ICTV BRANDS INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

Note 10 – Subsequent Events (continued)

The Ermis Labs Purchase Agreement contains certain termination rights that could be exercised by the parties. Either Ermis Labs or LeoGroup, on the one hand, or the Company or the Purchaser, on the other hand, may terminate the Ermis Labs Purchase Agreement if the closing has not occurred by February 1, 2017 if the conditions to closing have not been satisfied by such date, except that a party cannot terminate the Ermis Labs Purchase Agreement if the failure of the closing to occur is due to the failure of such party to perform its covenants, agreements and conditions under the Ermis Labs Purchase Agreement. In addition, any party may terminate the Ermis Labs Purchase Agreement if there has been a material misrepresentation or breach of covenant or agreement contained in the Ermis Labs Purchase Agreement on the part of another party and such breach of a covenant or agreement has not been promptly cured after at least 14 day’s written notice is given.

Subject to satisfaction of the conditions described above and assuming the Ermis Labs Purchase Agreement is not terminated, the Ermis Labs Acquisition is expected to close in the fourth quarter of 2016 or early first quarter of 2017.

Securities Purchase Agreement

On October 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), including two investors who are family members to one of our board members, pursuant to which the Investors have agreed to purchase 8,823,530 shares of Common Stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000 (the “Private Placement”), of which $1,500,000 was from the related party investors previously mentioned. The issuance of the Common Stock pursuant to the Securities Purchase Agreement is being made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act.

The proceeds of the Private Placement have been deposited into an escrow account established by the Escrow Agent under Escrow Agreement described above under “PhotoMedex Asset Purchase Agreement.” The escrow funds will be paid to the Sellers at the PhotoMedex Closing in accordance with the Escrow Agreement and subject to the conditions contained in the Escrow Agreement for the release of such funds.

The Securities Purchase Agreement contains customary representations, warranties and covenants of the Company and the Investors. The closing of the Private Placement is subject to customary closing conditions, including, without limitation, the receipt of all authorizations, consents and approvals and delivery of customary officer certificates. Closing of the Private Placement is also subject to the prior or simultaneous closing of the PhotoMedex Acquisition.

Pursuant to the Securities Purchase Agreement, the Company has also agreed to enter into a registration rights agreement with the Investors in connection with the closing of the Private Placement, pursuant to which the Company will file and maintain a registration statement with respect to the resale of the Common Stock on the terms and conditions set forth therein.

The Securities Purchase Agreement may be terminated as follows: (i) by written agreement of the Company and the Investors holding a majority of the shares sold under the Securities Purchase Agreement; (ii) automatically upon the termination of the PhotoMedex Purchase Agreement; or (iii) by the Company or an Investor (as to itself but no other Investor) upon written notice to the other, if the Closing shall not have taken place by February 1, 2017; provided, that the right to terminate under (iii) shall not be available to any person whose failure to comply with its obligations under the Securities Purchase Agreement has been the cause of or resulted in the failure of the closing to occur on or before such time.

Subject to satisfaction of the conditions described above and assuming the Securities Purchase Agreement is not terminated, the Private Placement is expected to close in the fourth quarter of 2016 or early first quarter of 2017. Pursuant to the Securities Purchase Agreement, the Company may complete one or more subsequent closings on or prior to February 1, 2017 for up to maximum aggregate gross proceeds of $7,000,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included our most recent annual report on Form 10-K, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

Overview

We develop, market and sell products through a multi-channel distribution strategy, including direct response television, or DRTV, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including:

●	DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture;

●	DermaVital®, a professional quality skin care line that effects superior hydration;

●	CoralActives® , brand of acne treatment and skin cleansing products;

●	Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging;

●	JidueTM, a facial massager device which helps alleviate stress; and

●	Good Planet Super SolutionTM, a multi-use cleaning agent.

We acquire the rights to the products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. We are presently exploring other devices and consumable product lines currently under licensing agreements.

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

Recent Developments

PHMD Asset Purchase Agreement

On October 4, 2016, we and our newly formed wholly-owned subsidiary, ICTV Holdings, Inc., or ICTV Holdings, entered into an asset purchase agreement with PhotoMedex, Inc., or PhotoMedex, and several PhotoMedex subsidiaries, pursuant to which ICTV Holdings has agreed to acquire substantially all of the assets of PhotoMedex and its subsidiaries, including, but not limited to, all of the equity interests of PhotoMedex’s Hong Kong and Brazilian subsidiaries, for a total purchase price of $9,500,000. The PhotoMedex acquisition includes the acquisition from the Sellers of proprietary products and services that address skin diseases and conditions or pain reduction using home-use devices for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain; which products are sold and distributed to traditional retail, online and infomercial outlets for home-use products and include, without limitation, the following: (a) no!no! Hair, (b) no!no! Skin, (c) no!no! Face Trainer, (d) no!no! Glow, (e) Made Ya Look, (f) no!no! Smooth Skin Care, (g) Kryobak, and (h) ClearTouch. See Note 10 – Subsequent Events – to our financial statements above for more information about the PhotoMedex acquisition.

Ermis Labs Purchase Agreement

On October 4, 2016, we and our newly formed wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation, which we refer to as the Purchaser, entered into an asset purchase agreement with LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc., a New Jersey corporation, which we refer to as Ermis Labs, pursuant to which the Purchaser has agreed to acquire substantially all of the assets of Ermis Labs for a total purchase price of $2,150,000. The purchase price to be paid by us and the Purchaser in the Ermis Labs acquisition is payable as follows: (i) $400,000 of the purchase price is to be paid at the closing of the Ermis Labs Acquisition through the issuance of 2,500,000 shares of our common stock to the shareholders of Ermis Labs, the value of which was based on the closing price of the Common Stock on the OTCQX on October 4, 2016, which was $0.16 per share; and (ii) the remainder of the purchase price shall be payable in the form of a continuing royalty. See Note 10 – Subsequent Events – to our financial statements above for more information about the Ermis Labs acquisition.

Securities Purchase Agreement

On October 4, 2016, we entered into a securities purchase agreement with certain accredited investors, pursuant to which the investors have agreed to purchase 8,823,530 shares of Common Stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000. The proceeds of this private placement have been deposited into an escrow account. The escrow funds will be paid to PhotoMedex and its subsidiaries who are selling us assets as part of the PhotoMedex acquisition at the closing of such acquisition subject to the conditions contained in the Escrow Agreement for the release of such funds. Pursuant to the securities purchase agreement, we also agreed to enter into a registration rights agreement with the investors in connection with the closing of the private placement, pursuant to which we will file and maintain a registration statement with respect to the resale of the Common Stock on the terms and conditions set forth therein. Under the securities purchase agreement, the Company may complete one or more subsequent closings on or prior to February 1, 2017 for up to maximum aggregate gross proceeds of $7,000,000. See Note 10 – Subsequent Events – to our financial statements above for more information about this private placement.

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2016 with the three and nine months ended September 30, 2015.

Net Sales

During the three months ended September 30, 2016, our net sales increased to approximately $4,204,000 from approximately $3,616,000 for three months ended September 30, 2015. The primary drivers of the increase in sales for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were increases of international sales by $252,000, retail and e-commerce sales by $226,000, as well as an increase in media related expenditures which was approximately $1,444,000 for the three months ended September 30, 2016 compared to approximately $1,206,000 for the three months ended September 30, 2015, respectively. As a result of the increases in media spends during the three months ended September 30, 2016, sales relating to the DermaWandTM infomercial were approximately $2,759,000 as compared to approximately $2,658,000 during the three months ended September 30, 2015. However, sales related to the DermaVital® skin care line decreased to approximately $407,000 for the three months ended September 30, 2016 compared to $580,000 during the three months ended September 30, 2015.

For the nine months ended September 30, 2016, our net sales decreased to approximately $12,471,000 from approximately $19,470,000 for the nine months ended September 30, 2015. The primary driver of the decline in sales was generated by our decrease in media related expenditures as we continue to transition to a higher concentration of digital marketing advertising spend as compared to infomercials. Media expenditures were approximately $4,011,000 and $6,519,000 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, sales relating to the DermaWandTM infomercial were approximately $7,662,000 as compared to approximately $14,241,000 during the nine months ended September 30, 2015. Further, as a result of the reduced media spend, sales related to the DermaVital® skin care line were approximately $1,132,000 for the nine months ended September 30, 2016 compared to $2,232,000 during the nine months ended September 30, 2015. Included in revenue is retail sales of $293,000 during the nine months ended September 30, 2016 compared to $58,000 of retail sales during the nine months ended September 30, 2015. We expect our retail sales to grow throughout the remainder of 2016.

During the three months ended September 30, 2016, international sales for the DermaWandTM increased to approximately $865,000 from approximately $613,000 for the three months ended September 30, 2015 and decreased to approximately $3,219,000 for the nine months ended September 30, 2016 from approximately $4,000,000 during the nine months ended September 30, 2015. Our international third party distributor revenue is impacted by timing of shipments at period end, currency fluctuations and the appreciation of the U.S. dollar, as well as scheduling considerations with our distributors’ end customers. The Latino Media Services (LMS) group comprised of distributors from Chile, Argentina, Peru, Colombia, El Salvador, and Ecuador accounted for approximately $247,000 and $659,000 for the three and nine months ended September 30, 2016 compared to approximately $158,000 and $874,000 in sales for the three and nine months ended September 30, 2015. Sales to our third party distributor customer located in Mexico, Inova, were approximately $389,000 and $892,000 for the three and nine months ended September 30, 2016 compared to $0 and $946,000 for the three and nine months ended September 30, 2015. Sales from our French distributor Novellia, decreased to approximately $0 and $876,000 for the three and nine months ended September 30, 2016 compared to approximately $310,000 and $933,000 for the three and nine months ended September 30, 2015. The Company is continuing to work on a new model and marketing campaign for DermaWandTM as well as diversifying its international product portfolio in order to grow this segment in the future.

Gross Profit

Gross margin percentage was approximately 72% and 70% for the three and nine months ended September 30, 2016, compared to approximately 67% and 68% for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2016 we generated approximately $3,045,000 and $8,773,000 in gross margin, compared to approximately $2,405,000 and $13,516,000 for the three and nine months ended September 30, 2015. For both the three and nine months ended September 30, 2016, the gross profit percentage for DRTV Revenue was approximately 79% and 78% compared to approximately 71% and 74% for the three and nine months ended September 30, 2015. The gross profit percentage for international sales for the three and nine months ended September 30, 2016 was approximately 48% and 50% compared to approximately 45% and 48% for the three and nine months ended September 30, 2015. The increases in gross profit percentage are mainly attributable to the DermaWandTM royalty agreement which decreased the amount of royalties as a percentage of sales.

Amortization of the Dermawand TM intangible asset amounted to approximately $73,000 and $218,000 recorded in cost of sales for the three and nine months ended September 30, 2016, compared to approximately $103,000 and $591,000 in royalty expense for DermaWandTM for the three and nine months ended September 30, 2015.

Operating Expenses

Total operating expenses increased to approximately $3,303,000 from $3,227,000 during the three months ended September 30, 2016 and 2015, respectively. This increase in operating expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily driven by the increase in media and digital marking expenditures offset by decreasing in overall operating expenditures in a number of other areas discussed below. Media expenditures were $1,444,000 for the three months ended September 30, 2016 compared to $1,206,000 for the three months ended September 30, 2015. In addition, digital marketing expenses increased to approximately $299,000 during the three months ended September 30, 2016, from approximately $146,000 during the three months ended September 30, 2015, as the Company evolves its marketing platform to a higher concentration on digital marketing including search engine marketing and optimization, paid social and programmatic banner campaigns. Offsetting the increased media and digital marketing expenses for the three months ended September 30, 2016, was a decrease in production costs to $7,000 for the three months ended September 30, 2016 from $85,000 for the three months ended September 30, 2015.

The decrease in operating expenses to approximately $9,713,000 for the nine months ended September 30, 2016 from $14,322,000 during the nine months ended September 30, 2015 is due to a few key factors. This decrease in operating expenses is primarily driven by the decrease in media expenditures. Media expenditures were $4,011,000 and $6,519,000 for the nine months ended September 30, 2016 and 2015, respectively. As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expense decreased to approximately $531,000 for the nine months ended September 30, 2016 from approximately $890,000 for the nine months ended September 30, 2015. Customer service expenses decreased to approximately $261,000 during the nine months ended September 30, 2016, from $723,000 during the nine months ended September 30, 2015. Merchant fees decreased to approximately $210,000 during the nine months ended September 30, 2016, compared to $398,000 during the nine months ended September 30, 2015. Total bad debt expenses decreased to approximately $694,000 during the nine months ended September 30, 2016 compared to $1,169,000 during the nine months ended September 30, 2015.

In addition to the volume related decreases, the Company reduced its overall operating expenditures in a number of other areas. The Company has made a conscious effort to reduce unnecessary spending including implementing various cost savings controls. Payroll and employee benefit related expenses decreased to approximately $367,000 and $1,132,000 during the three and nine months ended September 30, 2016, from approximately $407,000 and $1,289,000 during the three and nine months ended September 30, 2015. Travel expenses decreased to approximately $31,000 and $77,000 for the three and nine months ended September 30, 2016 compared to $46,000 and $229,000 during the three and nine months ended September 30, 2015, and consulting expenses decreased to approximately $72,000 and $202,000 during the three and nine months ended September 30, 2016, from $81,000 and $284,000 during the three and nine months ended September 30, 2015. Additionally, total share based compensation expenses decreased to approximately $55,000 and $259,000 during the three and nine months ended September 30, 2016, from approximately $157,000 and $486,000 during the three and nine months ended September 30, 2015 as a result of vesting of prior awards.

Net Loss

The Company generated a net loss of approximately $(262,000) and $(951,000) for the three and nine months ended September 30, 2016, compared to net loss of approximately $(822,000) and $(806,000) for the three and nine months ended September 30, 2015. The decrease for the three months ended September 30, 2016 can be attributed to the higher net sales discussed above, offset by the aforementioned increase in media expenses which were offset by reductions in general and administration expenses. The net loss for the nine months ended September 30, 2016 can be attributed to the reduction in sales partially offset by the decreases in operating expenses, as discussed above.

Liquidity and Capital Resources

At September 30, 2016, we had approximately $1,212,000 in cash and cash equivalents compared to approximately $1,334,000 at December 31, 2015. We had cash flow provided by operating activities of approximately $104,000 during the nine months ended September 30, 2016 compared to cash flow used in operating activities of approximately $974,000 for the same period in 2015. The fluctuation is primarily a result of a decrease in inventory of approximately $751,000, a decrease in prepaid expenses and other assets of approximately $52,000 as well as an increase in deferred revenue of approximately $82,000, offset by a net loss of approximately $951,000, an increase in accounts receivable, net of bad debt expense, of approximately $207,000, as well as a decrease of approximately $118,000 in accounts payable, accrued expenses and severance payable. The Company had $225,000 in cash used in financing activities as a result of the pay-down of the DermaWand Asset Purchase Agreement.

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

We had working capital of approximately $1,182,000 at September 30, 2016, compared to $2,253,000 at December 31, 2015, which decreased partially as a result of the current portion of the DermaWand asset purchase agreement of $300,000 being included in the calculation as of September 30, 2016 as well as the aforementioned decrease in inventory. Based on our current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital for at least the next twelve months.

As discussed in Note 10, on October 4, 2016, we entered into an asset purchase agreement with PhotoMedex to acquire substantially all of the assets of PhotoMedex and its subsidiaries, including several of PhotoMedex’s propriatary products and services that address skin diseases and conditions or pain reduction with home-use devices. Under the terms of the agreement we are required to pay a purchase price of $9,500,000 in the aggregate as follows: (i) $3,000,000 of the purchase price has already been deposited into an escrow account that is governed by an escrow agreement among our company, PhotoMedex, certain investors in our securities and the escrow agent and will be released at the closing of the PhotoMedex acquisition subject to various conditions; (ii) $2,000,000 of the purchase price is to be paid to the PhotoMedex or its affiliates on or before the 90th day following the PhotoMedex closing; and (iii) the remainder of the purchase price is payable in the form of a continuing royalty. We expect to be able to pay the $3,000,000 and $2,000,000 cash payments described in clauses (i) and (ii) above, respectively, out of the proceeds of a private placement of our common stock pursuant to a securities purchase agreement that we entered into with certain investors on October 4, 2016 relating to the sale of up to $7 million of our common stock at a price of $0.34 per share. This private placement is also discussed in Note 10. We have already obtained commitments from investors for the purchase of $3 million of our common stock, which funds are currently being held in escrow as described above. On October 4, 2016, we delivered to PhotoMedex a letter of credit from the LeoGroup that secures our obligation to make the $2 million payment referred to in clause (ii) above in the event that we do raise enough capital to cover the $2 million payment from our private placement.

We expect that following the closing of the PhotoMedex acquisition and the closing of the acquisition of Ermis Labs, which is also discussed in Note 10, we will begin to generate a higher level of revenues and net income as revenues and income from the sale of these new products are added to our current mix of products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2016. The Securities and Exchange Commission, or SEC, defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as filed with the Commission with our Annual Report form 10-K filed on March 23, 2016.

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

We carried out an evaluation as of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Effective September 30, 2016, Ryan LeBon resigned as his position as Chief Financial Officer. On October 6, 2016, we entered into an employment letter agreement with Ernest P. Kollias, Jr., who now serves as our Chief Financial Officer, at the will of our Board of Directors, effective as of October 10, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required for smaller reporting company

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification – President

31.3*	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32*	Section 1350 Certifications

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICTV BRANDS INC.
Registrant

Date: November 10, 2016	By:	/s/ Kelvin Claney
	Name	Kelvin Claney
	Title:	Chief Executive Officer

Date: November 10, 2016	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	President

Date: November 10, 2016	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer

