Form 10-K
period 2016-12-31
ICTV Brands Inc.
filed 2017-03-28
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission File Number 0-49638

ICTV BRANDS INC.

(Name of Registrant as Specified in Its Charter)

Nevada	76-0621102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

489 Devon Park Dr. Ste 306 Wayne, PA 19087

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

Yes [  ] No [X]

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2016 (the last business day of our most recently completed second fiscal quarter) was $4,110,177 using the closing price of $0.29 on June 30, 2016.

As of March 28, 2017, the registrant had issued and outstanding 52,031,250 shares of common stock.

Documents Incorporated by Reference: None.

ICTV BRANDS INC.

Index to

Annual Report on Form 10- K

For the Year Ended December 31, 2016

Part I

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-K may contain “forward looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by our company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect its business.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

ICTV Brands Inc., (“We”, “Our” or “Company”) develop, market and sell products through a multi-channel distribution strategy, including direct response television, or DRTV, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including:

●	DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture,
●	DermaVital®, a professional quality skin care line that effects superior hydration,
●	CoralActives® brand of acne treatment and skin cleansing products,
●	Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging,
●	JidueTM, a facial massager device which helps alleviate stress, and
●	Good Planet Super SolutionTM, a multi-use cleaning agent.

We acquire the rights to the products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically in the United States (“U.S”) and internationally. We are presently exploring other devices and consumable product lines currently under licensing agreements.

On January 23, 2017, we acquired several new brands, related intellectual property, inventory and other assets and have begun (or, will shortly begin) marketing and selling the following new products. See Note 10 – Subsequent Events – to our financial statements for more information about the PhotoMedex and Ermis Labs acquisitions:

●	no!no! ® Hair, a home use hair removal device;

●	no!no! ® Skin, a home use device that uses light and heat to calm inflammation and kill bacteria in pores to treat acne;

●	no!no! ® Face Trainer, a home use mask that supports a series of facial exercises;

●	no!no! ® Glow, a home use device that uses light and heat energy to treat skin;

●	Made Ya Look, a heated eyelash curler;

●	no!no! ® Smooth Skin Care, an array of skin care products developed to work with the devices to improve the treated skin;

●	Kyrobak ®, a home use device for the treatment of non-specific lower back pain;

●	ClearTouch ®, a home use device for the safe and efficient treatment of nail fungus; and

●	Ermis Labs acne treatment cleansing bars.

Our Background and Corporate History

We were formerly known as International Commercial Television, Inc. and were organized under the laws of the State of Nevada on September 25, 1998. On July 3, 2014, we changed our name to ICTV Brands Inc.

We currently have the following wholly-owned subsidiaries:

●	Better Blocks International Limited, or BBI, a New Zealand corporation

●	Ermis Lab, Inc., a Nevada Corporation

●	ICTV Holding, Inc, a Nevada Corporation (“ICTV Holdings”)

Although our companies are incorporated in Nevada and New Zealand, our operations are currently run from our Wayne, Pennsylvania office.

Our Growth Strategy

Our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to direct response television, digital marketing, live home shopping, traditional retail, e-commerce market places, and international third party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

We continually seek to develop, acquire or obtain the license to consumer products that can be distributed and marketed profitably through a distribution network. Success depends, in part, on our ability to market products that appeal to consumers and that can be easily associated with a brand. In order to succeed, we need to identify new products to supplement and possibly replace the existing product lines as they mature through product life cycles.

We put forth extensive effort to research and develop new products that are unique and that will be suitable for direct response marketing. The development of new product ideas stems from a variety of sources, including inventors, trade shows, strategic alliances with manufacturing and consumer product companies, industry conferences, and the continuous review of new developments within targeted brand and product categories. In addition, we receive unsolicited new product proposals from independent parties.

We also internally generate ideas for new products that we wish to develop. If we have an idea for a product, we will present prototype specifications to one of our manufacturers to develop a prototype, and we will then evaluate the feasibility of selling the product through direct marketing initiatives.

When we evaluate a product for its suitability for direct sale, its uniqueness, ability to be demonstrated and consumer’s perception of value are considered. Part of the selection criteria for new products are as follows:

●	Products must be unique, demonstrable, have mass-market appeal and generally be unavailable elsewhere in the marketplace. Benefits must be capable of being demonstrated visually, preferably with support from customer testimonials;

●	Must support a sufficient media cost per order allowable while still representing good perceived value to the consumer;

●	Must have a unique “hook” to be able to catch the attention of the consumer - the bigger the problem solved by the product, the greater the sales potential;

●	Easily and effectively promoted through sustained direct sale channels, specifically digital;

●	Supports a margin sufficiently high enough to maintain profitability when sold through conventional retailers;

●	Has high volume sales potential, to ensure live home shopping and retailer/e-commerce interest;

●	Exhibits potential for “back-end” sales either through live home shopping, traditional retail or continuity programs; and

●	Should have the capability to be marketed internationally through wholesale distributor network.

Brand Portfolio

The following is a list of brands in the ICTV portfolio through ownership or licensing agreement.

DermaWandTM

Since 1998, we owned the exclusive rights to sell the DermaWandTM, an at-home skin care device that reduces fine lines and wrinkles and improves overall skin appearance. Backed by clinically proven results that have been published in accredited journals, millions have been sold around the world. Targeting the older female demographic, DermaWandTM uses radio frequency technology, the same technology used in medspas and doctor’s offices but at a lower amplitude. The combination of thermal energy, instant stimulation and oxygenation show visible improvement in the skin including reduced fine lines and wrinkles, toned and tightened skin and reduced pore size.

In January 2016, we acquired the worldwide ownership of the DermaWandTM patent and all related trademarks. The price consumers pay for DermaWandTM varies from country to country, however, it generally ranges from $90-$150 while sales to third party distributors are made at a wholesale price. The DermaWandTM is sold and marketed with DermaVitalTM skin care products, which are offered with various continuity programs. We recognized approximately $9,224,000 and $16,271,000 of revenue related to the DermaWandTM infomercial, including DermaVitalTM sales, during 2016 and 2015, respectively. We plan to release the next generation DermaWandTM model in 2017, which is currently being developed.

DermaVital®

DermaVital® is a brand of cosmetics with a wide variety of skin care products that complement the DermaWandTM. The product line consists of several moisturizers that allow water to penetrate the skin’s surface, thus re-hydrating the deeper layers. In addition to moisturizers, the DermaVital® line has facial cleansers, microdermabrasion treatments, eye cream, lip cream, and hand cream.

DermaVital® has been offered to DermaWandTM buyers through Canada and U.S direct response television (“DRTV”) and digital distribution channels through an auto shipment program. Customers that enrolled can cancel at any time. We recognized approximately $1,430,000 and $2,720,000 of DermaVital® revenue during 2016 and 2015, respectively.

no!no!®

On January 23, 2017, we acquired the no!no! ® brand, which includes an array of hair removal and skin care devices with proven technology that is portable, can be used at home and targets a broad demographic that includes anyone with unwanted hair.

The no!no! ® hair removal products treat and remove the hair by using Thermicon ® technology, which was developed on the basic principle of sending heat signals to the hair. When used consistently over time, Thermicon ® can reduce the regrowth of hair. Additionally, unlike other hair removing technologies, no!no!® Thermicon ® works on all hair color and skin tones. The no!no! ® hair removal line includes a few options that vary in size and power including the Micro, Pro, Ultra, and yet to be released is the no!no! ® Pivot, the most powerful and agile version to date, complete with a pivoting head to target hard to reach curves and 2 additional intensity levels.

Also under the no!no! ® brand, is the no!no! ® Skin device which uses light and heat, the same technology available in dermatologist’s offices, to calm inflammation and kill bacteria in the pore to fight acne. With two ten-second treatments in the morning and evening up to 81% of consumers saw clearance of acne within 24 hours. no!no! ® has a FDA 510(k) clearance with the U.S. Food and Drug administration (FDA).

In addition to the devices, the no!no! ® brand includes an array of consumable skin care products under the name no!no! ® Smooth, which are developed to work with the devices to improve the treated skin.

Kyrobak®

On January 23, 2017, we acquired Kyrobak® which was developed to relieve back pain, using continuous passive motion (CPM) to increase mobility and improve wellness from the comfort of your home. CPM technology is a standard treatment in sports health and rehabilitation clinics around the world. Kyrobak® is designed to move your spine in the same range of motion you would experience when walking at a steady pace. CPM technology brings motion to your spine allowing the vertebrae to open up and decompress. The key demographics for this brand are older men and women.

Cleartouch®

On January 23, 2017, we acquired ClearTouch® which provides FDA cleared technology resulting in a no mess option to help with nail fungus. This product is safe, clean and is backed by customer testimonials that have seen impressive results with only two treatments a day that last only 10 seconds each by emitting heat and light to the affected area. Sized no larger than a cell phone and weighing only 3.4 ounces, ClearTouch® can be easily stowed for travel and targets men and women who suffer from nail fungus.

Ermis Labs Medicated Bars

On January 23, 2017, we acquired Ermis Labs Medicated Bars which provides affordable, reliable relief for some of the toughest conditions including acne, psoriasis, dandruff, dermatitis and fungus resulting in a broad target audience. Every bar is dermatologist recommended and formulated with Sea Whip Coral Extract, – a natural, renewable resource found in the Caribbean proven to help reduce inflammation, irritation and redness. They are also enriched with Vitamin A to keep skin cells healthy, Vitamin E to protect skin cells from free radicals and Shea Butter to moisturize and heal skin.

CoralActives®

In March 2014, we entered into a licensing agreement with Ermis Labs, in which we obtained the exclusive worldwide rights to manufacture and distribute their line of CoralActives® acne treatment and skin cleansing products. In January 2017, we acquired the CoralActives® brand from Ermis Labs. This product line consists of a retinol exfoliating cleanser, penetrating acne serum gel, moisturizer, cleansing bar and motorized cleansing brush and targets younger men and women. The entire line is formulated with Sea Whip Coral Extract, a renewable resource found in the Caribbean that carries natural anti-inflammatory properties. This key ingredient allows for a higher Benzoyl Peroxide concentration, resulting in an acne treatment more powerful and gentler than the competition. We had sales of approximately $53,000 and $51,000 for the years ended December 31, 2016 and 2015, respectively.

Derma BrillianceTM

In April 2013, we entered into a licensing agreement with DermaNew, Inc., in which we obtained the exclusive worldwide rights to manufacture and distribute Derma BrillianceTM, a patented anti-aging, exfoliating and resurfacing system that targets middle aged to older women. The DermaBrillianceTM Sonic Exfoliation System cleanses, exfoliates and massages your skin for a smooth, luminous more youthful appearance. Clinically proven to visibly reduce the signs of aging by removing dull, dry, skin and debris to bring new, fresh skin to the surface for a radiant, glowing look. The DermaBrillianceTM System combines a revolutionary random orbit skin care device, operating at 5,000 oscillations, with the Jewel Resurfacing Cream. This patented formula is infused with 1 full carat of micronized diamond and over 100 carats of micronized garnets for a luxury spa treatment at home. The DermaBrillianceTM product line also includes an array of skin care products including moisturizers, cleansers and replacement heads. We had sales of approximately $368,000 and $237,000 in the years ended December 31, 2016 and 2015, respectively.

Elastin-rp®

In July 2013, we acquired the exclusive worldwide rights to Elastin-rp® through a licensing agreement with BioActive Skin Technologies. Elastin-rp® is a branded system of cosmetic formulations designed to help improve the elasticity of the skin, thereby diminishing the appearance of fine lines and wrinkles. Targeting older women, Elastin-rp® addresses the anti-aging market and is delivered using a unique body heat-activated system which enables the BioLastin Complex to penetrate quickly to help stimulate your skin’s natural ability to replenish elastin and collagen. We had sales of approximately $35,000 and $117,000 in the years ended December 31, 2016 and 2015, respectively.

Wrinkle Filler

In June 2016, we began purchasing and marketing and selling, Skineance Wrinkle Filler from the dirstributor, Intersourcing Inc., a Belgium corporation on a non-exclusive basis. Wrinkle Filler is a remarkable serum that will visually make your lines and wrinkles disappear within seconds. Targeting older women, Wrinkle Filler is effective on crow’s feet, forehead wrinkles, lion’s brow, lip/laugh lines and under eye wrinkles, this anti-wrinkle silicone gel also moisturizes giving the appearance of healthy, youthful skin. We sell Wrinkle Filler in the U.S., Canada, and United Kingdom (“U.K.”) markets. We had sales of approximately $27,000 for the year ended December 31, 2016.

Juvion

In November 2013, we acquired exclusive worldwide licenses to two unique facial beauty devices that we had brand under the trademark Juvion. The Juvion product line features a Face Wand, Eye Wand, serum and beauty masks and targets older women. The Juvion Face Wand and Eye Wand use three types of energy to gently, yet effectively reduce fine lines and wrinkles. Using Electroporation (Galvanic Wave Energy), Radio Frequency (RF) and Electric Muscle Stimulation (EMS), this multi anti-wrinkle technology stimulates blood circulation to increase the composition of collagen and elastin. Combined with the Juvion Serum which undergoes a patented encapsulation ion-charged treatment process, conducts the electrical currents to penetrate deeply into the skin. We had sales of approximately $10,000 and $0 for the year December 31, 2016 and 2015, respectively.

JidueTM

In July 2014, we entered into an exclusive marketing agreement with Audy Global Enterprises Inc., in which we obtained the exclusive worldwide license to market and distribute the JidueTM Facial Massager Mask. JidueTM Facial Massager gently massages your temples and the skin around your eyes to help improve both your quality of sleep and under eye appearance targeting middle aged and older men and women. Using ancient acupressure principles, 18 uniquely positioned pulsating nodes to stimulate the 4 key pressure points around the eye to increase facial blood circulation and lymph flow. JidueTM is clinically proven to help relieve eye puffiness, dark circles and facial tension. JidueTM helps relieve stress to fall asleep fast and sleep soundly through the night. We had sales of approximately $380,000 and $201,000 for the year December 31, 2016 and 2015, respectively. In 2016, we incurred production costs for a new infomercial of approximately $117,000 compared to $32,000 in the year ended December 31, 2015.

Dr. Ho’s PerfectBackTM Rest

In August 2016, we entered into an exclusive marketing and distribution agreement to sell the Dr. Ho’s PerfectBackTM Rest in the United States. The Dr. Ho’s PerfectBackTM Rest transforms any chair at home, in the office or in the car into an ergonomic seating experience. Dr. Michael Ho, Doctor of Chiropractic and Acupuncture, engineered this back support system with 16 pressure point massagers to soothe achy muscles. Targeting middle aged and older men and women, the PerfectBackTM Rest attaches quickly and easily to any chair to support the spine’s natural curve to promote healthy posture. It can also be used on the floor as a spinal bridge for stretching and to support your back during abdominal exercises. We had sales of approximately $20,000 for the year December 31, 2016.

Good Planet Super SolutionTM

Good Planet Super SolutionTM is a safe solvent that cleans, shines, seals and protects any hard surface, inside or outside. This German formulated, non-toxic, environmentally friendly solution contains no petroleum distillates, aromatics or solvents as a base. Targeting middle aged and older men and women, Good Planet Super SolutionTM can be used on cars, trucks, boats, jet ski’s, stainless steel appliances, marble, wood laminate, ceramic/glass countertops, tile, glass/mirrors, shower screens chrome and any non-porous hard surface. We had sales of approximately $13,000 and $234,000 for the year ended December 31, 2016 and 2015, respectively, primarily from our international distributors.

Other Products

We continue to seek new products and have plans to market a number of additional products within its distribution network in 2017, including an at-home pedicure device, the Ultimate Pedi by Dermawand, the Point Perfect Sprinkler, which has twelve adjustable heads that allow you to quickly and easily water your whole yard, and an exercise device, Spin Force.

ICTV Brands Strategic Approach

As consumer trends and viewership habits evolve, a successful marketer needs to be adaptive and adjust to the marketplace. To meet this demand, we employ an omni-channel approach to test, launch and develop our brands. This strategy has become key to a brand’s success and allows marketers to meet consumers’ wants and needs no matter their demographic, habits or buying preferences.

As we expand the brands and their distribution channels, the marketing efforts to support them are selected based on the type of product, the key demographic, competitive trends and historical performance across similar products/brands. As each brand differs so does the formulaic approach to the media mix, however we employ one or many of the following to profitably support our company.

●	Digital Advertising – The online world changes daily and with the advancements of targeted advertising based on behavioral habits and demographic, we have shifted our key testing approach from television to digital initiatives. This helps minimize the marketing waste, which leads to smaller but more efficient testing budgets to more pragmatically determine the next steps for a brand. This strategic approach is applied to the launch of new products, sustaining mature products and re-establishing dormant products with the ultimate goal of driving consumers to the brand’s direct site and converting the visitor into a sale.

The digital space offers a variety of marketing opportunities that are used to test, expand and grow the brands; however we focus on the following elements of digital marketing:

●	Paid Search – Advertising within the sponsored listings of a search engine or partner site by bidding certain keywords allows us to hit the consumer when they are searching for a term related to a brand.
●	Email Marketing – Utilizing email lists, typically built from past customers, drives sales that start directly from the consumer’s inbox and allows us to customize a message and exclusive offer with direct delivery.
●	Programmatic – Automated bidding on online inventory based on previous buyer’s data allows for cost efficient expansion that adjusts automatically for unsurpassed efficiencies.
●	Social Media – With consistent increase in consumer’s social media intake and the demographic details available about the consumer, utilizing the top tiered social media platforms (i.e. Facebook, YouTube) allows us to deliver targeted creative in environments consumers trust to educate, communicate and interact with about the brands.

●	Remarketing – Following and offering creative to those that have already visited a brand’s site is a necessary layer to our digital advertising approach as it allows to build frequency and convert the visitor to a future sales.
●	Text, Display & Video – ICTV uses a combination of carefully constructed text, imagery and video across a variety of digital initiatives to educate and drive the consumer to act in a way that results in a sale.

●	Direct Response Television (DRTV) – Reaching a mass audience with a television creative that elicits an action is one of the original pillars of direct response marketing however with the advancements of DVR and online streaming alongside the massive advancements in digital advertising, DRTV has lost some of its market share to other methods. However, DRTV remains a significant source to drive large sale volumes for us. A variety of factors affect what goes into a brand’s DRTV media mix including the product category, target audience, offer/price point, and competitive behavior. We evaluate these elements for each brand to determine if DRTV is the right fit for the product. If a brand is the right fit for DRTV a strategic plan is developed around the following elements;

●	Length – Different lengths of creative are employed depending on the campaign’s goal. For brands with a direct sale focus, longer lengths (longform), including infomericals and 5 minute creatives are used. We more often employ this type of length as it provides ample time to educate the consumer to a point of direct purchase for a product with a higher price point, more typical of the ICTV portfolio. Shorter lengths (shortform) including any creative shorter than 2 minutes, are typically employed for brands with lower price points or for branding and drive to retail initiatives. ICTV utilizes these lengths however more sparingly.

●	Geography – DRTV media is offered on a national level and local level. As we typically do not have any geographic restrictions and can deliver our products nationwide, all media options are viable. Our DRTV strategic approach involves a combination of national and local media.

●	Media Type/Station – With thousands of channels and television programs to choose from, we select the appropriate media type (such as national cable, local broadcast, syndication, and network) and station combination based on the target demographic, cost structure, historical performance, competitive presence and available time.

●	Continuity – One of the key factors in selecting brands for our portfolio is the presence of consumables that could be packaged for a continuity program, in which the items are automatically charged and shipped to the consumer based on a predetermined usage schedule. This continuous automatic flow of sale allows us to invest more into converting the initial sale with the expectation of future revenue without additional investment.

●	Cross Selling – Our portfolio consists of a myriad of products that provide solutions to different consumer problems; however, the target demographics of the brands largely overlap, creating an opportunity to cross sell. We build strong order flows that take the consumer through a variety of upsells and downsells across brands to build the final sales total. Whether on the initial inbound sales call, outbound sales call, inbound customer service call or online via the order flows at the direct sites and through email blasts across customer lists, cross selling is an essential part of the ICTV strategy that is employed across every brand in the portfolio.

●	Retail/E-Commerce Sales - To capitalize on the brand and product awareness created through the direct sale media support, we move logically to the traditional retail stores and online ecommerce retailers transitioning from the direct response audience to the retail audience. Brand marketers must invest significantly in marketing costs to introduce a new brand. However, we leverage the direct sale media and the product/brand awareness incurred, to cost efficiently, enter and support the retail environment.

●	Live Home Shopping – Our portfolio of demonstrable products makes them ideal for live home shopping opportunities. Live home shopping networks such as QVC, the Home Shopping Network (HSN) and The Shopping Channel Canada (TSC), have a very large and loyal consumer base providing the brands an opportunity to demonstrate the product live, offer an exclusive deal and grow brand awareness profitably.

●	International Third Party Distributors – We distribute product by either selling direct in a country or partnering with a third party distributor who purchases the products at wholesale pricing and sells it at an agreed upon region/country exclusively. Partnering with these distributors allows us to quickly and cost efficiently enter a market and tailor the brand by region without the cost and risk of setting up a direct selling platform. We work with these distributors to geographically expand the brands in their portfolio as well as add new brands to their portfolio by licensing products from their portfolios to sell in the regions where we have direct sale capabilities.

●	Print – Direct mail, inserts and print media are employed to extend a brand’s message, target specific geographic locations, increase brand awareness and/or drive direct sale. This type of media tends to resonate with an older demographic which overlaps into many of the products in our portfolio.

Regardless of the marketing initiatives, we utilize a flexible methodology to drive a brand from testing to profitable rollout. This methodology is based on a platform of continuous testing, evaluating, retesting and expansion, moving forward only with those initiatives that provide a profitable return. As the marketplace changes, this approach allows us to identify any shifts and adjust to meet the new standards. ICTV continuously looks for new media outlets, creative approaches and 3rd party vendors to cautiously test to keep the brands growing and profitable.

Customer Service

We seek to provide our customers with quality customer service. We generally offer an unconditional 30-day money back return policy to purchasers of our products. For our products newly acquired on January 23, 2017, Cleartouch, Kyroback and no!no!® we currently offer 60-day money back return policy to purchasers of our products. Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product’s profitability.

Competition

We compete directly with several established companies that generate sales from infomercials and direct response television, as well as small independent direct response television producers. Products like ours may be sold in department stores, pharmacies, general merchandise stores, magazines, newspapers, direct mail advertising, catalogs, and over the internet. Many of our major competitors, which include Telebrands Corp. and Guthy-Renker Corp., have substantially greater financial, marketing and other resources than do we.

We expect that we will face additional competition from new market entrants and current competitors as they expand their direct marketing business models. The barriers to entry in the infomercial industry are low, but there are many difficult hurdles for young entrants to overcome for success in the long-term. To be competitive, we believe we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations. We must also source successful products, create brand awareness and utilize good sales pitches for our products. We believe that although we have a limited operating history, we are strategically positioned to compete because of our management’s experience and strong relationships in the industry. In addition, we feel that associating our products with brands and focusing on the traditional retail environment, as we intend to do, will give us a competitive advantage over traditional infomercial companies who fail to capitalize on the consumer awareness they create through their infomercials.

Intellectual Property

Our success is dependent, in part, upon our proprietary rights to our primary products. The following consists of a description of our intellectual property rights.

Trademarks

We have several registered trademarks for DermaWandTM, DermaVital®, JidueTM, Good Planet Super SolutionTM, and Derma BrillianceTM, and CoralActives® throughout the world. In addition, under our current licensing agreements for all products, all related trademarks are assigned to us. In addition, all registered trademarks for the family of no! no!®, Kyrobak®, Thermicon® and Ermis Labs® have been assigned.

Patents

We own the worldwide patent and all related trademarks for DermaWandTM and CoralActives®, as is necessary to manufacture, market and distribute DermaWandTM and CoralActives®. In addition, under our current licensing agreements for all products, all related patents are assigned to us. In addition, under our current licensing agreements for all products, all related patents are assigned to us. In addition, all registered patents for the family of no! no!®, Kyrobak®, Thermicon® and Ermis Labs® patents have been assigned.

Copyrights

We have copyright registrations for all versions of our infomercials.

There can be no assurance that our current or future intellectual property rights, if any, will not be challenged, invalidated or circumvented, or that any rights granted under our intellectual property will provide competitive advantages to us. In addition, there can be no assurance that claims allowed on any future patents will be sufficiently broad to protect our products. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. We intend to enforce our proprietary rights using licensing agreements and, when necessary, litigation. Although we believe the protection afforded by our patents, trademarks, copyrights and registered designs has value, rapidly changing technology and industry standards make our future success depend primarily on the innovative skills, expertise, and management abilities of our team rather than on patent and trademark protection.

Royalty Agreements

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, through the share and option purchase agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWandTM. Under a marketing and royalty agreement with the developer of DermaWandTM, we were obligated to pay them a royalty at a fixed rate per unit sold. Under a purchase agreement that we entered into on January 22, 2016 with Omega 5 Technologies, Inc., we acquired the DermaWand patent and all related trademarks for the sum of $1,200,000 paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. No interest was charged, and we may, in our sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price. Thus, effective January 1, 2016, we are no longer obligated to make royalty payments on sales of DermaWandTM.

In April 2013, we entered into a licensing agreement with DermaNew, in which we obtained the exclusive worldwide rights to manufacture and distribute Derma BrillianceTM, a patented anti-aging, resurfacing and skin polishing system. The agreement contains royalties based on a percentage of net sales.

In July 2013, we acquired the exclusive worldwide rights to Elastin-rp® via a licensing agreement with BioActive Skin Technologies. Elastin-rp® is a branded system of cosmetic formulations designed to help improve the elasticity of the skin, thereby diminishing the appearance of fine lines and wrinkles. The agreement contains royalties based on a percentage of net sales.

In March 2014, we entered into a licensing agreement with Ermis Labs, in which we obtained the exclusive worldwide rights to manufacture and distribute their line of CoralActives® acne treatment and skin cleansing products. In January 2017, we acquired the assets of Ermis Labs, which included all the intellectual property associated with the CoralActives® acne treatment system of products, as well as five unique formulas for medicated cleansing bars that treat such conditions as acne, psoriasis, dermatitis, dandruff and fungus. We are required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017 continuing until the total royalty paid to Ermis Labs totals $1,750,000.

In July 2014, we entered into an exclusive marketing agreement with Audy Global Enterprises Inc., in which we obtained the exclusive worldwide license to market and distribute the JidueTM Facial Massager Mask and associated products, provided that the license does not include the right to manufacture the product. The agreement contains royalties based on a percentage of net sales.

In January 2017, we completed the PhotoMedex and Ermis Labs acquisitions of proprietary products and services that address skin diseases and conditions or pain reduction using home-use devices for various indications, the CoralActives® brand and related intellectual property, as well as five unique formulas for medicated cleansing bars that treat such conditions as acne, psoriasis, dermatitis, dandruff, and fungus. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions” for more information regarding these acquisitions.

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

We are also subject to the Federal Mail/Telephone Order Rule. Under the Mail/Telephone Order Rule, it is an unfair or deceptive act or practice for a seller to solicit any order for the sale of merchandise to be ordered by the buyer through the mail or by telephone unless, at the time of the solicitation, the seller has a reasonable basis to expect that it will be able to ship the ordered merchandise to the buyer within 30 days after the seller’s receipt of a properly completed order from the buyer. If the buyer uses credit to pay for the merchandise, the period within which the seller must ship the merchandise to the buyer is extended to 50 days. Under the Mail/Telephone Order Rule, the seller, among other things, must provide the buyer with any revised shipping date. If the seller is unable to fulfill an order within 30 or 50 days, as the case may be, then the seller must provide the buyer an option either to consent to a delay in shipping or to cancel their order and receive a prompt refund.

There can be no assurance that new laws, rules, regulations or policies that may have an adverse effect on our operations will not be enacted or promulgated at a future date.

Employees

As of December 31, 2016, we employed a total of eleven employees. We consider our labor relations to be good. None of our employees are covered by a collective bargaining agreement.

Research and Development

Our research and development costs have consisted of efforts to discover and develop new products and the testing and development of direct-response advertising related to these products. During the years ended December 31, 2016 and 2015, we spent a total of $111,000 and $115,000, respectively, on research and development.

Available Information and Reports to Stockholders

We are subject to the information and periodic reporting requirements under Section 12(g) of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Any document we file may be read and copied at the Commission’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Our filings with the Commission are also available to the public from the Commission’s website at http://www.sec.gov.

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

Our business involves several risks inherent in operating a direct response television business. The production of infomercials and purchase of media time for television involves significant advance expenditures. A short-form infomercial generally costs around $35,000-$50,000 to produce, while production costs for a long-form infomercial are generally around $150,000-$200,000. We are dependent on the success of the infomercials we produce and the public’s continued acceptance of infomercials in general. If our infomercials do not generate consumer support and create brand awareness and we cannot recover the initial money we spend on production and media time, we will not be able to recoup the advance expenditures and may go out of business if new products and additional capital are not available.

If we do not continue to source new products, our ability to compete will be undermined, and we may be unable to implement our business plan.

Our ability to compete in the direct marketing industry and to expand into the traditional retail environment depends on our ability to develop or acquire new innovative products under brands and to complement these products with related families of products under those brands. If we do not source new products as our existing products mature through their product life cycles, or if we do not develop related families of products under our brands, we will not be able to implement our business plan, and the value of your investment may decrease.

A significant portion of our product sales depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business and financial results may be harmed.

With a significant portion of our DermaWandTM sales being derived from e-commerce sites, our sales depend on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner, which depends, in part, on website design, search engines and other online sources for our website traffic. If our television media does not drive a sufficient amount of visits to our websites, if one or more of our competitors outbids us for specific search terms or utilizes search terms which are similar to those purchased by us, or if one or more of the website development companies or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, traffic to our websites could decrease and our web sales and financial results could be negatively impacted.

We generate a significant portion of our direct response television revenue through long form infomercials, and the reduction in availability of such advertising or loss of advertising outlets could seriously harm our business.

We generate a significant portion of DermaWandTM sales using long form 30-minute infomercials. If we cannot purchase an adequate amount of advertising time, deliver our advertising in an appropriate and effective manner, and/or reach an acceptable rate of return on our advertising spend, we will continue to receive lower levels of sales leads and ultimately customers, and will generate less revenue, which could have a material impact on our business and our revenues.

We may not be able to effectively integrate the business that we acquired from PhotoMedex and its affiliates or additional businesses that we may acquire in the future.

Our ability to realize the anticipated benefits of the PhotoMedex acquisition will depend on our ability to integrate that business with our own. The combination of two independent businesses is a complex, costly and time consuming process and there can be no assurance that we will be able to successfully integrate the PhotoMedex business into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of the PhotoMedex acquisition may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the PhotoMedex business within a reasonable time, we may not be able to realize the potential and anticipated benefits of the such acquisition, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position. See “Management’s Discussion and Analysis or Plan of Operations – Recent Transactions” for more information about the PhotoMedex acquisition.

We may also consider other strategic transactions, including acquisitions that will complement, strengthen and enhance growth in our consumer products direct marketing business. We evaluate opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

●	The inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are in diverse geographic regions) and achieve expected synergies;
●	The potential disruption of existing business and diversion of management’s attention from day-to-day operations;
●	The inability to maintain uniform standards, controls, procedures and policies;
●	The need or obligation to divest portions of the acquired companies;
●	The potential impairment of relationships with customers;
●	The potential failure to identify material problems and liabilities during due diligence review of acquisition targets;
●	The potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and
●	The challenges associated with operating in new geographic regions.

In addition, we cannot make assurances that the integration and consolidation of newly acquired businesses will achieve any anticipated cost savings and operating synergies.

We depend on key management and employees, the loss of whom may prevent us from implementing our business plan, limit our profitability and decrease the value of your stock.

We are dependent on the talent and resources of our key executives and employees. The success of our business depends on Kelvin Claney, our Chief Executive Officer and a member of our Board of Directors, and Richard Ransom, our President. Both Mr. Claney and Mr. Ransom have extensive experience in the direct response industry, and their services are critical to our success. The market for persons with experience in the direct response television industry is very competitive, and there can be no guarantee that we will be able to retain their services. The loss of either Mr. Claney or Mr. Ransom may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock.

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

The markets for our products are intensely competitive and we may not be able to compete effectively against the larger, more well-established companies that dominate this market or emerging, small, innovative companies that may seek to obtain or increase their share of the market.

The markets for our products are intensely competitive and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry and a relatively small number of companies dominate these markets.

We compete directly with branded, premium retail products. In addition, due to regulatory restrictions concerning claims about the efficacy of personal care products, we may have difficulty differentiating our products from other competitive products, and competing products entering the personal care market could harm our revenue.

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if we are unsuccessful in convincing physician and patient customers and consumers to use our products or if our competitors develop and commercialize products that are safer and more effective than any products that we may develop.

The international third party distributor segment is exposed to business and macro-economic risks, which could cause results of our operations to suffer.

Expanding into new international markets and bringing new brands to our international distributor network is a major element of our growth strategy. Factors such as compliance with foreign laws regarding manufacture, importation and registration of our products, currency fluctuations including the impact of the strengthening of the U.S. dollar, competition from entrenched local companies, and product integration issues may have an adverse impact on our financial condition.

The international nature of our business exposes us to certain business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

Continued expansion into international markets is an element of our growth strategy. Introducing and marketing our services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. We face several risks associated with expanding our business internationally that could negatively impact our results of operations, including:

●	management, communication and integration problems resulting from cultural differences and geographic dispersion;

●	compliance with foreign laws, including laws regarding importation and registration of products;

●	compliance with foreign regulatory requirements and the ability to establish additional regulatory clearances necessary to expand distribution of our products in countries outside of the United States;

●	competition from companies with international operations, including large international competitors and entrenched local companies;

●	difficulties in protecting intellectual property rights in international jurisdictions;

●	political and economic instability in some international markets;

●	sufficiency of qualified labor pools in various international markets;

●	currency fluctuations and exchange rates; and

●	potentially adverse tax consequences or an inability to realize tax benefits.

We may not succeed in our efforts to expand our international presence as a result of the factors described above or other factors that may have an adverse impact on our overall financial condition and results of operations.

We may encounter difficulties in quality testing and the manufacturing of our products in commercial quantities, which could adversely impact the rate at which we grow.

There can be no guarantee that our quality assurance testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the future, we may need to replace certain of our product’s components and provide remediation in response to the discovery of defects or bugs in such products that we have shipped. There can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, margins and net income.

Further, we may encounter difficulties manufacturing our line of products because we have limited experience manufacturing such products in significant commercial quantities. Thus, we will, in order to increase its manufacturing output significantly, have to attract and retain qualified employees for such assembly and testing operations.

Some of the components necessary for the assembly of our products are currently provided to us by third-party suppliers. While alternative suppliers exist and could be identified, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. Our dependence on a limited number of third-party suppliers and the challenges we may face in obtaining adequate supplies involve several risks, including limited control over pricing, availability, and quality and delivery schedules. A disruption or termination in the supply of components could also result in our inability to meet demand for its products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage its reputation. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines including Quality Systems Regulations, or QSR requirements and performance standards. Failure to do so could result in the FDA taking legal or regulatory enforcement action against us and/or our products (e.g. recalls, fines, penalties, injunctions, seizures, prosecution or other adverse actions). The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products.

If we fail to manage and protect our network security and underlying data effectively our businesses could be disrupted which could harm our operating results.

Our possession and use of personal information presents risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation, damage our reputation and possibly result in a lower revenue stream and the loss of some of our customers.

Maintaining our network security is of critical importance because the online e-commerce systems store proprietary and confidential customer data such as names, addresses, other personal information and credit card numbers. We use commercially available encryption technology to transmit personal information when taking orders. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. We employ contractors and temporary and part-time employees who may have access to the personal information of customers and employees. It is possible such individuals could circumvent its controls, which could result in a breach of customer privacy.

Possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that could require notification of data breach, restrict our use of personal information and hinder its ability to acquire new customers or market to existing customers. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our products and services, harm to its reputation and brand and loss of our ability to accept and process customer credit card orders.

We are exposed to risks associated with credit card and payment fraud and with credit card processing, which could cause us to lose revenue.

A significant part of our sales is processed through credit cards or automated payment systems to pay for our products and services. We have suffered losses, and may continue to suffer losses, because of orders placed with fraudulent credit cards or other fraudulent payment data. For example, under current credit card practices, we may be liable for fraudulent credit card transactions if we do not obtain a cardholder’s signature, a frequent practice in internet sales. We employ technology solutions to help us detect fraudulent transactions. However, the failure to detect or control payment fraud could cause us to lose sales and revenue.

Any significant interruptions in the operations of our third-party call centers could cause us to lose sales and disrupt our ability to process orders and deliver our solutions in a timely manner.

We rely on third-party call centers to sell our products, respond to customer service and technical support requests and process orders. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to receive and process orders and provide products and services, which could result in lost and cancelled sales and damage to our brand and reputation.

As we grow, we will need more capacity from those existing call centers, or we will need to identify and contract with new call centers. We may not be able to continue to locate and contract for call center capacity on favorable terms, or at all. Additionally, the rates those call centers charge us may increase, or those call centers may not continue to provide service at the current levels.

If our third-party call center operators do not convert inquiries into sales at expected rates, our ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging, and if we do not adequately train our third party call center operators, they will not convert inquiries into sales at an acceptable rate.

Our marketing campaigns and advertising may be attacked as false and misleading, and our media spending might not result in increased net sales or generate the levels of product and brand name awareness that we desire. We might not be able to increase our net sales at the same rate as we increase our advertising and marketing expenditures.

Our future growth and profitability will depend in part on the effectiveness and efficiency of our marketing campaigns and media spending, including its ability to:

●	create greater awareness of our products and brand name;

●	determine the appropriate creative message and media mix for future expenditures; and

●	effectively manage advertising costs, including creative and media costs, to maintain acceptable costs in relation to sales levels and operating margins.

Our consumer product’s portfolio of infomercials advertising, and other forms of media may not result in increased sales or generate desired levels of product and brand name awareness, and may be attacked as false and misleading. We may not be able to increase our net sales at the same rate as we increase our advertising expenditures or may be required to defend against inaccurate claims of false advertising.

We periodically update the content of our infomercials and revise our product offerings. If customers are not as receptive to new infomercial content or product offerings, our sales through our infomercial sales channel will decline. In addition, if there is a marked increase in the price that we pay for our media time, the cost-effectiveness of our infomercials will decrease. If our infomercials are broadcast during times when viewership is low, this could also result in a decrease of the cost-effectiveness of such broadcasts, which could cause our results of operations to suffer. Also, to the extent we have committed in advance for broadcast time for our infomercials, we would have fewer resources available for potentially more effective distribution channels.

A higher than anticipated level of product returns may adversely affect our business and our customers may misuse certain of our products, and product and other damages imposed on us may exceed our insurance coverage, or we may be subject to claims that are not covered by insurance.

We offer consumers who purchase our consumer products directly from us an unconditional full 30-days money-back guarantee. Retailers and home shopping channels are also permitted to return the consumer products, subject to certain limitations. We establish revenue reserves for product returns based on historical experience, estimated channel inventory levels and other factors. If product returns exceed estimates, the excess would offset reported revenue, which could negatively affect our financial results. Product returns and the potential need to remedy defects or provide replacement products or parts for items shipped in volume could result in substantial costs, the requirement to conduct an FDA recall and/or submit an FDA-required report of a correction/removal and have a material adverse effect on our business and results of operations.

We may be subject to product liability claims from time to time.

Several of our products are highly complex and some are used to treat delicate skin conditions on and near a patient’s face. In addition, the clinical testing, manufacturing, marketing and use of certain of our products and procedures may also expose us to product liability, FDA regulatory and/or legal actions, or other claims.

We presently maintain liability insurance with coverage limits of at least $1,000,000 per occurrence, which we believe is an adequate level of product liability insurance, but product liability insurance is expensive and we might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. In addition, continuing insurance coverage may also not be available at an acceptable cost, if at all. Therefore, we may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, regardless of whether we are insured, a product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action us and or our products including recall, and could have a material adverse effect upon our business, financial condition and results of operations.

Our costs could substantially increase if we experience a significant number of warranty claims.

We provide 12-month product warranties, and offer longer warranties available for purchase, against technical defects. Our product warranty requires us to repair defective parts of our products, and if necessary, replace defective components. Historically, we have received a limited number of warranty claims for these products. The costs associated with such warranty claims have historically been relatively low. Thus, we generally do not accrue a significant liability contingency for potential warranty claims.

If we experience an increase in warranty claims, or if our repair and replacement costs associated with such warranty claims increases significantly, we will begin to incur liabilities for potential warranty claims after the sale of our products at levels that we have not previously incurred or anticipated. In addition, an increase in the frequency of our warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our financial condition and results of operations.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with its licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from us. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Such litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases, could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. We cannot predict what the outcome will be in any ongoing or threatened litigations, and any adverse results in any such litigations may also materially and negatively impact our business, the market price of its common stock, cash flow, prospects, revenues, profitability or capital expenditures, or have other material adverse effects on its business, reputation, results of operations, financial condition or liquidity.

Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercially distributing and marketing current or upgraded products in the United States, which could severely harm our business.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. The FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. Should the FDA require, or a change in current regulations occur, that our products be FDA-cleared for marketing and sale in the U.S., we may be required to incur significant expense and engage in a time-consuming process seeking such approvals. If we were unable to obtain the required FDA approvals for these products or as necessary to make certain claims about the efficacy of the products, our sales of these products in the U.S. could be materially adversely affected.

The FDA clears marketing of lower-risk medical devices through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)- cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the pre-market approval (PMA). The PMA process is costlier, and lengthier, than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, or corrective action, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of the manufacturing facility are possible.

If we fail to manage our growth effectively, our businesses could be disrupted which could harm our operating results.

We have experienced, and may in the future experience, growth in our business, both organically and through the acquisition of businesses and products. We expect to make significant investments to enable our future growth through, among other things, new product innovation and clinical trials for new applications and products.

Such growth may place a strain on our management and operations. Our ability to manage this growth will depend upon, among other factors, our ability to broaden our management team; our ability to attract, hire, train, motivate and retain skilled employees; and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple, concurrent customer relationships and different products and to respond to increasing compliance requirements. Our future success is heavily dependent upon achieving such growth and acceptance of our products. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

We may need to raise additional funds to pursue our growth strategy or continue our operations, and we may be unable to raise capital when needed.

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to finance working capital requirements, continue our expansion, to increase liquidity, develop new products and services or make acquisitions or other investments. In addition, if our business plans change, general economic, financial or political conditions in our markets change, or other circumstances arise that have a material effect on its cash flow, the anticipated cash needs of our business as well as our conclusions as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital, and we cannot predict the timing or amount of any such capital requirements now. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

Our issuance of additional shares may have the effect of diluting the interest of stockholders.

Any additional issuances of by us of common stock from our authorized but unissued shares may have the effect of diluting the percentage interest of existing stockholders. Out of our 100,000,000 authorized common shares, 71,656,993 shares, or 72%, remain unissued at December 31, 2016. We have 5,873,336 stock options outstanding as of December 31, 2016. The board of directors has the power to issue such shares without stockholder approval. None of our 20,000,000 authorized preferred shares are issued. We may issue additional common shares or preferred shares in the future to raise capital to fund our business operations and growth objectives.

The board of directors’ authority to set rights and preferences of preferred stock may prevent a change in control by stockholders of common stock.

Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as our board of directors determines by resolution and without stockholder approval. This is an anti-takeover measure. The board of directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The board of directors could use an issuance of preferred stock with dilutive or voting preferences to delay, defer or prevent common stockholders from initiating a change in control of our company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of our common stock.

Concentration of ownership of management and directors may reduce the control by other stockholders over ICTV.

Our executive officers and directors own or exercise full or partial control over 26% of our outstanding common stock. Thus, other investors in our common stock may not have significant influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could influence or prevent a change in control of our company.

Our board of directors is staggered, which makes it more difficult for a stockholder to acquire control of our company.

Our articles of incorporation and bylaws provide that our board of directors be divided into three classes, with one class being elected each year by the stockholders. This generally makes it more difficult for stockholders to replace a majority of directors and obtain control of the board.

Stockholders do not have the authority to call a special meeting, which discourages takeover attempts.

Our articles of incorporation permit only our board of directors to call a special meeting of the stockholders, thereby limiting the ability of stockholders to effect a change in control of our company.

We do not anticipate paying dividends to common stockholders in the foreseeable future, which makes investment in our stock speculative or risky.

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not and do not plan to pay dividends indicates that we must use all our funds generated by operations for reinvestment in our operating activities. Investors also must evaluate an investment in our company solely on the basis of anticipated capital gains.

Limited liability of our executive officers and directors may discourage stockholders from bringing a lawsuit against them.

Our articles of incorporation and bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders. In addition, a stockholder’s investment in our company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by us under the indemnification provisions of the articles of incorporation and bylaws. The impact on a stockholder’s investment in terms of the cost of defending a lawsuit may deter the stockholder from suing one of our officers or directors. We have been advised that the Securities and Exchange Commission takes the position that this provision does not affect the liability of any director under applicable federal and state securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

Our executive offices are located at 489 Devon Park Drive, Suite 306 in Wayne, Pennsylvania, where we lease 5,298 square feet with a monthly lease payment of approximately $9,700, which expires in February 2022. We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. Our property is adequately covered by insurance in the Wayne location.

ITEM 3. LEGAL PROCEEDINGS

During August 2016, we filed a suit against Kia USA for trademark infringement on the DermaWand. We signed a settlement agreement and received $60,000 in February 2017.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded in the Over-the-Counter Markets Group “OTCQX” under the symbol “ICTV” and on the Canadian Securities Exchange, “CSE”, under the symbol “ITV”. The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter within the last two fiscal years, as reported by Yahoo! Finance is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low		High	Low
Quarter ended	($)	($)	Quarter ended	($)	($)
December 31, 2016	0.41	0.16	December 31, 2015	0.45	0.16
September 30, 2016	0.29	0.15	September 30, 2015	0.59	0.40
June 30, 2016	0.32	0.16	June 30, 2015	0.69	0.50
March 31, 2016	0.27	0.17	March 31, 2015	0.78	0.43

HOLDERS

As of March 28, 2017, there were 52,031,250 shares of common stock outstanding. We estimate these shares are held by approximately 356 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain in the employment of the Company or its subsidiaries. The Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares of common stock. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of December 31, 2016, 116,667 options are outstanding under the Plan.

In December 2011, our Board of Directors approved our 2011 Incentive Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain in the employment of the Company or its subsidiaries. The 2011 Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options not to exceed 6,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. As of December 31, 2016, 3,563,335 options are outstanding under the 2011 Plan.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the 2011 Plan as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the 2011 Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,680,002	$0.24	2,319,998
Equity compensation plans not approved by security holders	2,193,334	$0.35	N/A
Total	5,873,336	$0.28	2,319,998

Recent Sales of Unregistered Securities

On January 7, 2016, we issued a total of 50,000 incentive stock options to one of our independent directors at a fair market value exercise price of $0.21 per share. The options vest one third each year over the next three years, provided the recipient is still a director of our company. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 15, 2016, a former employee exercised 200,000 options previously issued to him, at an exercise price of $0.08 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 128,000 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 4, 2016, a former employee exercised 150,000 options previously issued to him, at an exercise price of $0.15 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 47,727 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On October 10, 2016, we issued 650,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.34 per share. The options vest as following; (i) 200,000 shares, as of October 10, 2016, (ii ) 250,000 shares, as of one year after the date of issuance, and (iii) 200,000 shares, as of two years after the date issuance, provided the recipient is still employed by our company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of our company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 30, 2016, we issued 75,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.34 per share. The options vest over three years, provided the recipient is still employed by our company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of our company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 23, 2017, pursuant to the terms of the securities purchase agreement, dated October 4, 2016, between our company and the selling stockholders, we completed a private placement whereby the selling stockholders purchased 8,823,530 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 1, 2017, pursuant to the terms of the securities purchase agreement, we completed a second and final private placement whereby the selling stockholders purchased 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

On January 23, 2017, we acquired several new brands, related intellectual property, inventory and other assets and have begun (or, will shortly begin) marketing and selling the following new products. See Note 10 – Subsequent Events – to our financial statements for more information about the PhotoMedex and Ermis Labs acquisitions:

●	no!no! ® Hair, a home use hair removal device;

●	no!no! ® Skin, a home use device that uses light and heat to calm inflammation and kill bacteria in pores to treat acne;

●	no!no! ® Face Trainer, a home use mask that supports a series of facial exercises;

●	no!no! ® Glow, a home use device that uses light and heat energy to treat skin;

●	Made Ya Look, a heated eyelash curler;

●	no!no! ® Smooth Skin Care, an array of skin care products developed to work with the devices to improve the treated skin;

●	Kyrobak®, a home use device for the treatment of non-specific lower back pain;

●	ClearTouch®, a home use device for the safe and efficient treatment of nail fungus; and

●	Ermis Labs acne treatment cleansing bars.

Our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to direct response television, digital marketing, live home shopping, traditional retail, e-commerce market places, and international third party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

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

Just as fluctuations in our revenues are driven by changes in our product mix, our gross margins from period to period depend on our product mix. Our gross margins vary according to whether the products we are selling are primarily our own products or third-party products. As a rule, the gross margins for our own products are considerably higher based on proportionately smaller cost of sales. For third-party products, our general experience is that our gross margins are lower, because we record as cost of sales the proportionately higher cost of acquiring the product from the manufacturer. Within each category (i.e., our own products versus third-party products), gross margins still tend to vary based on factors such as market price sensitivity and cost of production.

Many of our expenses for our own products are incurred up-front. Some of our up-front expenditures include infomercial production costs, which are expensed at the start of a campaign and purchases of media time. If our infomercials are successful, these up-front expenditures produce revenue as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our international sales to third party distributors as we supply pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

Results of Operations

The following discussion compares operations for the fiscal year ended December 31, 2016, with the fiscal year ended December 31, 2015.

Revenues

Our net sales decreased to approximately $16,789,000 during the year ended December 31, 2016 from approximately $24,096,000 during the year ended December 31, 2015. Net sales relating to DermaWandTM for DRTV, including DermaVital®, were approximately $9,224,000 in 2016 as compared to approximately $16,271,000 in the prior year. The primary driver of the decline in sales was generated by our decrease in media related expenditures, as we reduced the amount of airings of the DermaWandTM infomercial and allocated additional resources to other products in our pipeline. We reduced our total media spend to approximately $4,965,000 during the year ended December 31, 2016 from approximately $7,907,000 during the year ended December 31, 2015. Further, as a result of the reduced media spend, sales related to the DermaVital® skin care line were approximately $1,430,000 and $2,720,000 during 2016 and 2015, respectively.

Included in net sales is retail sales of $474,000 during the year ended December 31, 2016 compared to $69,000 of retail sales during the year ended December 31 2015. We expect our retail sales to grow throughout 2017. During 2016, we had $32,000 in revenue generated from live televised home shopping compared to $393,000 for the year ended December 31, 2015.

During the year ended December 31, 2016, international third party distributor sales revenue for the DermaWandTM decreased to approximately $4,311,000 from approximately $5,317,000 during the year ended December 31, 2015. Our international third party distributor revenue is impacted by timing of shipments at period end, currency fluctuations and the appreciation of the U.S. dollar, as well as scheduling considerations with our distributors’ end customers. The decrease is primarily due to a decline in sales from our third party distributor customer located in France, Novellia. Sales from our French distributor Novellia, decreased to approximately $876,000 for the year ended December 31, 2016 compared to approximately $1,488,000 for the year ended December 31, 2015. In addition, sales from the Latino Media Services (LMS) group comprised of distributors from Chile, Argentina, Peru, Colombia, El Salvador, and Ecuador decreased to approximately $1,186,000 in 2016 compared to approximately $1,298,000 in the prior year. Offsetting the decrease in sales from Novellia and the Latino Media Services (LMS) group, was an increase of sales from Inova to $1,248,000 in 2016 from $1,019,000 in the prior year. We are continuing to work on a new model and marketing campaign for DermaWandTM as well as diversifying our international product portfolio in order to grow this segment in the future.

Gross Margin

Gross margin percentage was 70% in 2016, compared to 68% in 2015. In 2016, we generated approximately $11,790,000 in gross profit, compared to approximately $16,421,000 in 2015. The gross margin percentage for DRTV consumer revenue was approximately 77% and 74% compared to approximately 49% and 48% for international third party distributor sales in 2016 and 2015, respectively. The increase in gross margin percentage is mainly attributable to the DermaWandTM royalty agreement as discussed in Note 5, which decreased the amount of royalties as a percentage of sales. Amortization of the Dermawand TM intangible asset amounted to approximately $291,000 recorded in cost of sales for the year ended December 31, 2016, compared to approximately $782,000 in royalty expense for DermaWandTM for the year ended December 31, 2015.

Operating Expenses

Total operating expenses decreased to approximately $12,773,000 during the year ended December 31, 2016, compared to approximately $17,809,000 in the prior year. This decrease in operating expenses is due to a few key factors. The largest factor is a decrease in media expenditures. Media expenditures were approximately $4,965,000 and $7,907,000 during the years ended December 31, 2016 and 2015, respectively. Partially offsetting the decrease in media expenditures was an increase in internet marketing expense as we shifted to more digital marketing efforts through search engine marketing and optimization, paid social media and banner ad campaigns. Internet marketing expenditures were approximately $1,347,000 and $906,000 during the years ended December 31, 2016 and 2015, respectively.

As a result of the decrease in media expenses, there were additional volume related decreases. Answering service expenses were approximately $663,000 and $1,060,000 during the years ended December 31, 2016 and 2015, respectively. Customer service expenses were approximately $339,000 and $850,000 during the years ended December 31, 2016 and 2015, respectively. Merchant fees decreased to approximately $274,000 during the year ended December 31, 2016, compared to approximately $470,000 during the year ended December 31, 2015. Total bad debt expenses decreased to approximately $921,000 during the year ended December 31, 2016 from approximately $1,372,000 in the prior year, which is consistent with the decrease in sales.

In addition to the volume related decreases, we reduced our operating expenditures in a number of other areas. Production expenses were approximately $239,000 and $323,000 during the years ended December 31, 2016 and 2015, respectively because of the timing of campaign launches. In 2015, we brought in-house several responsibilities previously outsourced to third party consultants, resulting in consulting fees decreasing to approximately $305,000 from $392,000 during the years ended December 31, 2016 and 2015, respectively. Furthermore, as we completed several clinical trials and production initiatives in the prior year, our research and development and travel expenditures decreased to approximately $111,000 and $104,000 during the year ended December 31, 2016, from approximately $115,000 and $253,000 in the prior year, respectively. Additionally, as all non-employee awards vested in the prior year, our total share based compensation expenses decreased to approximately $417,000 during the year ended December 31, 2016, from approximately $612,000 during the year ended December 31, 2015.

Net Loss

We generated a net loss of approximately $996,000 for the year ended December 31, 2016, compared with a net loss of approximately $1,388,000 for the year ended December 31, 2015. The decrease can be attributed to the decrease in net sales, more than offset by the overall decreases in operating expenses discussed above.

Recent Transactions

PhotoMedex Acquisition

On October 4, 2016, we and our wholly-owned subsidiary ICTV Holdings entered into an asset purchase agreement with PhotoMedex and its subsidiaries pursuant to which ICTV Holdings agreed to acquire substantially all of the assets of PhotoMedex and its subsidiaries, including, but not limited to, all of the equity interests in the Hong Kong and Brazilian subsidiaries.

The PhotoMedex acquisition included the acquisition of proprietary products and services that address skin diseases and conditions or pain reduction using home-use devices for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain. These products are sold and distributed to traditional retail, online and infomercial outlets for home-use products and include, without limitation, the following: (a) no!no! ® Hair, (b) no!no! ® Skin, (c) no!no! ® Face Trainer, (d) no!no! ® Glow, (e) Made Ya Look, (f) no!no! ® Smooth Skin Care, (g) Kyrobak®, and (h) ClearTouch®.

On January 23, 2017, we completed the PhotoMedex acquisition for an aggregate purchase price of $9.5 million, payable as follows: (i) $3 million of the purchase price was paid from an escrow fund pursuant to an escrow agreement, entered into on October 4, 2016 with certain investors in our private placement; (ii) $2 million of the purchase price is to be paid on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price is to be paid in the form of a continuing royalty described in more detail below.

Under the PhotoMedex purchase agreement, we are required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commence with net cash actually received from and after January 23, 2017 and continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales.

Ermis Labs Acquisition

On October 4, 2016, we entered into an asset purchase agreement with LeoGroup Private Debt Facility and Ermis Labs pursuant to which we agreed to acquire substantially all of the assets of Ermis Labs.

On January 23, 2017, we completed the Ermis Labs acquisition for an aggregate purchase price of $2,150,000, paid as follows: (i) $400,000 of the purchase price was paid on January 23, 2017 through the issuance of 2,500,000 shares of our common stock to the stockholders of Ermis Labs, the value of which was based on the closing price of our common stock on the OTCQX on October 4, 2016, which was $0.16 per share; and (ii) the remainder of the purchase price will be payable in the form of a continuing royalty as described in more detail below. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

Under the Ermis purchase agreement we are required to pay to Ermis Labs a continuing monthly royalty of 5% of net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the over-the-counter medicated skin care products acquired in the Ermis Labs Acquisition, commencing with net cash actually received by the Purchaser or its affiliates from and after January 23, 2017 and continuing until the total royalty paid to Ermis Labs totals $1,750,000; provided, however, that we are required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017.

Private Placement

On October 4, 2016, we entered into a securities purchase agreement with certain accredited investors pursuant to which we could issue in one or more offerings up to 20,588,243 shares of our common stock at a price of $0.34 per share, for an aggregate maximum amount of up to $7 million.

On January 23, 2017, pursuant to the terms of the securities purchase agreement, we completed the sale of 8,823,530 shares of Common Stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000.

Thereafter, on February 1, 2017, we completed a second and final closing whereby we sold 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000.

On January 23, 2017, we also entered into a registration rights agreement with the investors in connection with the completion of the private placement. Subject to the terms and conditions of the registration rights agreement, we will file and maintain a registration statement covering the resale of the common stock sold to the investors in the private placement, subject to customary underwriter cutbacks.

The issuance of the common stock pursuant to the securities purchase agreement was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

Liquidity and Capital Resources

At December 31, 2016, we had approximately $1,391,000 in cash and cash equivalents compared to approximately $1,334,000 at December 31, 2015. Cash flow provided by operating activities was approximately $283,000 during the year ended December 31, 2016, compared to cash flow used in operating activities of approximately $1,515,000 during the same period in 2015. The fluctuation was primarily a result of a decrease in inventory of approximately $706,000, a decrease in prepaid expenses and other assets of approximately $163,000, as well as an increase of approximately $83,000 in accounts payable, accrued expenses and severance payable, offset by a net loss of approximately $996,000, and an increase in accounts receivable, net of bad debt expense, of approximately $205,000. We had $225,000 in net cash used in financing activities as a result of the pay-down of the DermaWand asset purchase agreement during the year ended December 31, 2016, compared to net cash proceeds of $1,704,000 for the same period in 2015. Included in 2015, was the issuance of 3,333,334 shares of common stock for proceeds of $1,000,000 and the exercise of $500,000 in stock options.

As discussed in Note 5 in the Notes to the Consolidated Financial Statement, on January 22, 2016, we entered into a purchase agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWand patent and all related trademarks and intellectual property for $1,200,000, payable with annual payments of $300,000 per year for the calendar years 2016 through 2019. As of December 31, 2016, we had a debt obligation of approximately $954,000 related to this purchase agreement compared to no debt obligations as of December 31, 2015. We believe that this agreement will provide additional liquidity with a lower royalty cost per unit sold over the coming years.

We had working capital of approximately $1,340,000 at December 31, 2016, compared to $2,253,000 at December 31, 2015. Based on our current rate of cash outflows and cash on hand, management believes that our current cash will be sufficient to meet the anticipated cash needs for working capital for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission, or SEC, defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $123,000 and $119,000 as of December 31, 2016 and 2015, respectively. The majority of our receivables are from our direct to consumer DRTV customers. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. We calculate our allowances based on historical customer returns and bad debt activity. We complete a validation process on our reserve estimates by performing a retrospective review on an ongoing basis.

In addition to reserves for returns on accounts receivable, an accrual is made for the returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $91,000 and $80,000 as of December 31, 2016 and 2015, respectively.

Inventories

Inventories consist primarily of products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. Reserves for slow-moving, excess and obsolete inventories, reduce the historical carrying value of our inventories, and are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. Included in inventory at December 31, 2016 and 2015 is approximately $67,000 and $42,000 of consigned product, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

Revenue recognition

For our direct response television consumer sales generated by our infomercials, product sales revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Our revenues in the Consolidated Statement of Operations are net of sales taxes.

We offer a 30-day risk-free trial as one of its payment options. Revenue on the 30-day risk-free trial sales is not recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded. Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and collectability is assured.

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue related to international third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales.

We have a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. However, historically we have accepted returns past 30 days of receipt. For our products newly acquired on January 23, 2017 of Cleartouch®, Kyrobak® and no!no! ®, we currently have a return policy whereby the customer can return any product received within 60 days for a full refund excluding shipping and handling. We provide an allowance for returns based upon past experience. All significant returns for the years presented have been offset against gross sales.

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

Our policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations.

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

We carried out an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework 2013.

Based on our assessment, management believes that, as of December 31, 2016, our internal control over financing reporting was effective.

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

Changes in internal control over financial reporting

There were no significant changes in internal controls over financial reporting during the quarter ended December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of ICTV. The directors serve staggered one-year terms and until their successors are elected and qualified. Officers hold their positions at the pleasure of the board of directors, without prejudice to the terms of any employment agreement.

NAME	AGE	POSITION
Kelvin Claney	67	Chief Executive Officer, Secretary and Chairman
Richard Ransom	38	President
Ernest P. Kollias, Jr.	43	Chief Financial Officer
Stephen Jarvis	63	Director, Audit Committee Member
William Kinnear	72	Director, Audit Committee Chair
Donald McDonald, Jr.	64	Director, Audit Committee Member
Diana Pessin	44	Director, Audit Committee Member

Kelvin Claney – Chief Executive Officer, Secretary, Chairman

Kelvin Claney has served as a director of our company since January 2001 and has served as our Chief Executive Officer since 2001. Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects, including Euro Painter, HP9000, Auri polymer sealant and Color Cote 2000™, Dustmaster 2000, LeSnack, Iron Quick and Fatfree Express. Since 1992 until 2014, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects we want to become involved in, selecting production companies to produce infomercials and selecting media times to promote the infomercials. The creation of the SmartStacksTM infomercial, which is now owned by us, was one of the projects Mr. Claney was responsible for as President of R.J.M. Ventures, Inc. He also created the infomercial for the children’s toy product known as BetterBlocksTM, which was then owned by The Better Blocks Trust.

Richard Ransom – President

Richard Ransom joined ICTV in July of 2008 as our Controller, and was appointed as Chief Financial Officer on December 8, 2008. Mr. Ransom joined our company with experience in financial management roles at Traffic.com, Hildebrandt International, and Grant Thornton. He is a graduate of Pennsylvania State University with a degree in Accounting, and received his MBA from Delaware Valley College in December, 2009. In August 2011, Mr. Ransom was promoted to President of ICTV. Mr. Ransom resigned his position as Chief Financial Officer effective January 1, 2014. Mr. Ransom served as both President and CFO from August 2011 to January 1, 2014.

Ernest P. Kollias, Jr. – Chief Financial Officer

Ernest P. Kollias, Jr. joined our company in October of 2016 as our Chief Financial Officer. Prior to joining our company, Mr. Kollias served as the CEO and President of Freedom Financial Advisory & Capital Management, Inc. He is a Certified Financial Planner professional and business owner with over 22 years of experience in growing and developing businesses. He has also worked for Fortune 100 companies such as General Electric, SmithKline Beecham, Pfizer, and PNC Bank, and has held positions in finance, accounting, international operations, taxation, financial services, and insurance. He has also worked in public accounting for a globally recognized CPA firm before starting his own businesses over 15 years ago.

Stephen Jarvis – Director

Stephen Jarvis has served as a director of our company since December 17, 2009. Mr. Jarvis is the co-founder and President of Positive Response Vision, Inc., located in Manila, Philippines. Formed in 1996, Positive Response Vision is one of the largest infomercial-based direct response companies in Southeast Asia, and has 400 employees. The company markets and distributes a vast range of products throughout the Philippines. As President, Mr. Jarvis is responsible for product sourcing and acquisition, inventory, finance control and design issues. Mr. Jarvis also produces infomercials in a private capacity, licensing them to Positive Response Vision and other international infomercial companies. Mr. Jarvis has been engaged in direct response marketing since 1983.

William Kinnear – Director

William Kinnear became a director of our company in March 2013. Mr. Kinnear is a Chartered Professional Accountant in Canada, and has over 40 years of experience as a senior officer with a variety of companies, both public and private, in the accounting and financial disciplines. His experience includes the areas of mortgage underwriting and finance, point of sale, steel fabrication, secretarial services, and investments. Mr. Kinnear is currently Corporate Secretary for a private investment company, and provides corporate secretarial services to a variety of companies, working closely with stock exchanges and security commissions within Canada.

Donald McDonald, Jr. – Director

Donald McDonald Jr. became a director of our company in April 2014. Mr. McDonald’s 40-year career spans several organizations from financing to direct response advertising to technology and media. His responsibilities as a founder and executive over the past 30 years include strategy, vision, management, operational and sales. In particular, Mr. McDonald led National Media Corporation, a direct response marketing company, to $320 million in annual sales and a NYSE listing as a public company. Mr. McDonald is currently with Great Valley Capital Advisors, assisting companies with corporate development and strategy.

Diana Pessin – Director

Diana Pessin became a director of our company in January 2016. Ms. Pessin has more than fifteen years of senior-level business management experience in product and direct to consumer marketing. Ms. Pessin is currently Vice President of User Acquisition & Programmatic Buying with HBO, where she leads the customer acquisition strategy for HBO’s streaming service and oversees a multi-million dollar media budget to drive subscriptions across search, display, video, paid social and programmatic buying efforts. She has extensive experience in developing coordinated marketing and promotional campaigns, partnership negotiations, and analysis of sales and finances. Additionally, Ms. Pessin has served in consumer marketing roles at Sportscapsule, Inc. and Colgate-Palmolive Company. Ms. Pessin holds an MBA with a Concentration in Marketing and Media Management from Columbia University, a Bachelors of Science with Distinction in Applied Economics and Business Management from Cornell University.

There is no family relationship between any director, executive officer, or person nominated or chosen by our company to become a director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our company are required by Section 16(a) of the Securities Exchange Act of 1934, to report to the SEC their transactions in, and beneficial ownership of, our common stock, including any grants of options to purchase common stock. To the best of our knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2016.

Audit Committee and Code of Ethics

Our Audit Committee consists of our four independent members, William Kinnear, Stephen Jarvis, Donald McDonald, and Diana Pessin. Mr. Kinnear is Chairman of the Audit Committee and is considered the Audit Committee financial expert. We have not yet adopted a code of ethics applicable to our senior management, or persons performing those functions, because of the small number of persons involved in management of our company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to our company in all capacities during the years ended December 31, 2016 and 2015, by our executive officers.

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards Granted ($)(3)
Kelvin Claney (Chief Executive Officer)	2016	290,000	-	-	-
	2015	290,000	-	-	-

Richard Ransom (President)	2016	200,000	-	-	-
	2015	200,000	-	-	-

Ernest P. Kollias, Jr. (Chief Financial Officer effective October 10, 2016) (1)	2016	40,000	-	-	195,000
	2015	-	-	-	-

Ryan LeBon (Former Chief Financial Officer) (2)	2016	105,000	-	-	-
	2015	140,000	-	-	9,400

(1)Ernest P. Kollias, Jr. joined our company in October of 2016 as our Chief Financial Officer with an annual salary of $160,000.
(2) Ryan LeBon had an annual salary of $140,000 and resigned as our Chief Financial Officer effective September 30, 2016.
(3)Option awards measured in accordance with FASB ASC Topic 718 and such awards vest over three years. See Note 2 for further information.

Compensation of Directors

During 2016, Stephen Jarvis, William Kinnear, Donald McDonald, Jr. and Diana Pessin each received $9,000 as compensation for their service as directors. During 2015, Stephen Jarvis, William Kinnear and Donald McDonald, Jr. each received $9,000 as compensation for their service as directors. In 2016 and 2015, Stephen Jarvis was paid $0 and $3,617, respectively, for commissions above and beyond his duties as a director. As part of her appointment as director on January 7, 2016, Diana Pessin was awarded 50,000 options at a price of $0.2057. For the year ended December 31, 2017, each director will receive an annual stipend of $9,000.

Employment Agreements

We entered into an employment agreement with Kelvin Claney, our Chief Executive Officer, effective March 1, 2011, the terms of which were amended in January 2017. Under the terms of the new employment agreement, effective January 1, 2017, the employment term is three years, which automatically renews each year for a new three-year term, unless terminated in accordance with the terms of the employment agreement. For the first three years, Mr. Claney will serve as CEO. Thereafter, Mr. Claney will serve as Creative Director, responsible for product identification and development, infomercial and video commercial development and product sales initiatives. As CEO, Mr. Claney will receive an annual salary of $290,000, subject to annual review and adjustment. Once Mr. Claney becomes Creative Director, his salary will be reduced as agreed at the time, but not less than $175,000 per year. Mr. Claney will also be reimbursed for the reasonable cost of a supplemental health insurance policy, as approved by the Company’s Compensation Committee, to supplement his Medicare primary insurance, will participate in the Company’s group life and disability policies, will receive an automobile allowance, and will be eligible to participate in all other benefits awarded to the Company’s senior management, such as employee stock option plans, profit-sharing plans and 401k plans. While he is CEO, Mr. Claney will be entitled to an annual bonus equal to a percentage of the Company’s EBITDA over $1,000,000. EBITDA, which is an acronym for earnings before interest, taxes, depreciation, and amortization, is a financial measurement of the Company’s operating performance. The percentage used to calculate the bonus ranges from 1% up to 3.5% to the extent EBITDA exceeds $5,000,000. If the Company’s EBITDA for any year does not show an increase over the prior year, the amount of the performance bonus shall be subject to review and appropriate adjustment by the Company’s Compensation Committee. Mr. Claney’s employment agreement may be terminated on death, disability, or for cause, in which event Mr. Claney will receive his salary, benefits and bonus as accrued through the date of termination. The employment agreement may also be terminated without cause, in which event Mr. Claney will be entitled to his salary through the remaining term, his benefits and bonus as accrued through the date of termination, immediate vesting of any stock options previously granted to him and 1,000,000 shares of the Company’s common stock.

On April 17, 2012, we entered into an employment agreement with Richard Ransom, our President, the terms of which were amended in January 2017. Under the terms of the new employment agreement, effective January 1, 2017, the employment term is three years, which will automatically renew each year for a new three-year term unless terminated in accordance with the terms of the employment agreement. Mr. Ransom will receive an annual salary of $225,000, subject to annual review and adjustment. Mr. Ransom will be eligible to participate in the Company’s group health, life and disability policies, will receive an automobile allowance, and will be eligible to participate in all other benefits awarded to the Company’s senior management, such as employee stock option plans, profit-sharing plans and 401k plans. The employment agreement provides that Mr. Ransom will be entitled to an annual bonus equal to a percentage of the Company’s EBITDA over $1,000,000. The percentage used to calculate the bonus ranges from 1% up to 3.5% to the extent EBITDA exceeds $5,000,000. If the Company’s EBITDA for any year does not show an increase over the prior year, the amount of the performance bonus shall be subject to review and appropriate adjustment by the Company’s Compensation Committee. The employment agreement may be terminated on death, disability, or for cause, in which event Mr. Ransom will receive his salary, benefits and bonus as accrued through the date of termination. The employment agreement may also be terminated without cause, in which event Mr. Ransom will be entitled to his salary through the remaining term, his benefits and bonus as accrued through the date of termination, immediate vesting of any stock options previously granted to him and 1,000,000 shares of the Company’s common stock.

On June 26, 2014, we entered into an employment agreement with Ryan LeBon, former Chief Financial Officer. Under the terms of the employment agreement, we paid an annual salary that was subject to review and, if appropriate, adjustment on an annual basis by the Board of Directors. Effective January, 1, 2015, this annual salary was increased to $140,000 from $125,000 and approved by the Board of Directors. The former Chief Financial Officer was also entitled to annual performance bonuses as determined appropriate by the Board of Directors, and was entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses. Effective September 30, 2016, Ryan LeBon resigned from his position as Chief Financial Officer.

On October 6, 2016, we entered into an employment letter agreement with Ernest P. Kollias, Jr., our Chief Financial Officer. In January 2017, we entered into an employment agreement with Mr. Kollias for a three year term. Mr. Kollias will receive an annual salary of $160,000, subject to annual review and adjustment. Mr. Kollias will be eligible to participate in the Company’s group health, life and disability policies, will receive an automobile allowance, and will be eligible to participate in all other benefits awarded to the Company’s senior management, such as employee stock option plans, profit-sharing plans and 401k plans. The employment agreement provides that Mr. Kollias will be entitled to an annual bonus equal to a percentage of the Company’s EBITDA over $1,000,000. The percentage used to calculate the bonus ranges from .5% up to 2% to the extent EBITDA exceeds $5,000,000. If the Company’s EBITDA for any year does not show an increase over the prior year, the amount of the performance bonus shall be subject to review and appropriate adjustment by the Company’s Compensation Committee. The employment agreement may be terminated on death, disability, or for cause, in which event Mr. Kollias will receive his salary, benefits and bonus as accrued through the date of termination. The employment agreement may also be terminated without cause, in which event Mr. Kollias will be entitled to his salary through the remaining term or, if greater, for 18 months, his benefits and bonus as accrued through the date of termination, and immediate vesting of any stock options previously granted to him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2017 our outstanding common stock owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of March 28, 2017, we had 52,031,250 shares of common stock issued and outstanding.

Name	Number of Shares Owned	Percentage of Shares Owned(13)
Kelvin Claney, Chairman and Chief Executive Officer, Member of the Board of Directors(1)(7)(14)	8,648,536	15.9%
The Better Blocks Trust, declared January 1, 1994 (2)	6,668,660	12.3%
Richard Ransom, President (1)(8)	2,080,332	3.8%
Ernest P. Kollias, Jr. Chief Financial Officer (1)(9)	363,500	0.7%
Stephen Jarvis, Member of the Board of Directors (3)(10)	546,999	1.0%
William Kinnear, Member of the Board of Directors (4)(11)	141,667	0.3%
Donald McDonald, Jr., Member of the Board of Directors (5)(12)	116,667	0.2%
Diana Pessin, Member of the Board of Directors(6) (15)	2,063,518	3.8%
Norman Pessin(16)	2,240,484	4.1%
Sandra Pessin(16)	5,696,079	10.5%
DG Value Partners, LP(17)	890,258	1.6%
DG Value Partners II Master Fund (17)	3,911,235	7.2%
LeoGroup Private Debt Facility, L.P. (18)	1,375,000	2.5%
Matthew J. Allain (18)	4,411,765	8.1%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7 PERSONS)	13,961,219	25.7%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)	The business address for these persons is 489 Devon Park Drive, Suite 306, Wayne, PA 19087.
(2)	The address for The Better Blocks Trust is 34 Manchester Court, Berwyn, PA 19312.
(3)	Mr. Jarvis’ business address is 320 J P Razal Street, Unit 301, 3rd Floor Aralco Bldg., Poblacion, Makati City 1210, Philippines.
(4)	Mr. Kinnear’s business address is 72 Airdrie Road, Toronto, Ontario M46 1M2, Canada.
(5)	Mr. McDonald’s business address is 431 Drummers Lane, Wayne PA 19087
(6)	Ms. Pessin’s business address is 310 E 75th Street, Apt 2a, New York, NY 10021
(7)	Includes 533,333 shares as to which Mr. Claney holds exercisable options within 60 days.
(8)	Includes 1,141,666 shares as to which Mr. Ransom holds exercisable options within 60 days.
(9)	Includes 200,000 shares as to which Mr. Kollias holds exercisable options within 60 days.
(10)	Includes 183,334 shares as to which Mr. Jarvis holds exercisable options within 60 days.
(11)	Includes 141,667 shares as to which Mr. Kinnear holds exercisable options within 60 days.
(12)	Includes 116,667 shares as to which Mr. McDonald holds exercisable options within 60 days.
(13)	Currently exercisable options have been included as outstanding shares for purposes of this calculation.
(14)	Includes 6,668,660 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.
(15)	Includes 1,989,561 shares owned indirectly by spouse, Brian Pessin and 16,667 shares as to which Ms. Pessin holds exercisable options within 60 days
(16)	Mr. and Mrs. Pessin’s business address is 366 Madison Avenue, 14th Floor, New York, NY 10017
(17)	The address for DG Value Partners, LP and DG Value Partners II Master Fund is 460 Park Avenue, 22nd Floor, New York, New York 10022
(18)	The address for LeoGroup Private Debt Facility, L.P. is 100 Wood Avenue South, #209, Iselin, NJ 08830. The shares reported herein are held directly by LeoGroup Private Debt Facility, L.P., or LeoGroup LP. LeoGroup Management, LLC, or LeoGroup Management is the General Partner of LeoGroup LP. LeoGroup Management is 100% owned by The Leo Group, LLC, or Leo Group. The shares directly owned by LeoGroup LP may be deemed indirectly owned by LeoGroup Management and Leo Group; however, each of LeoGroup Management and Leo Group disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein, if any, and the inclusion of these shares herein shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or any other purpose.
(19)	Mr. Allain’s business address is 100 Wood Avenue South, #209, Iselin, NJ 08830. The shares reported herein are held directly by LeoGroup LP. LeoGroup Management is the General Partner of LeoGroup LP. LeoGroup Management is 100% owned by Leo Group. The reporting person is the principal owner of LeoGroup. The shares directly owned by LeoGroup LP may be deemed indirectly owned by the reporting person; however, the reporting person disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, if any, and the inclusion of these shares in herein shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or any other purpose.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Officers and Directors

Except as described below and other than the employment agreements described above in “Executive Compensation,” since January 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	in which any director, executive officer, stockholder who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On January 23, 2017, we issued 8,823,530 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000 in a private placement and, thereafter, we issued an additional 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000 in the second closing of the private placement. The spouse and mother-in-law of our director, Diana Pessin, participated in the private placement and purchased a total of 4,411,765 shares at a price of $0.34 per share for a total purchase price of $1,500,000 as well as Kelvin Claney, our Chief Executive Officer, participated in the private placement and purchased a total of 500,000 shares at a price of $0.34 per share for a total purchase price of $170,000.

Our board of directors conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. Our board of directors has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, our board of directors generally reviews related party transactions to ensure that they are fair and reasonable to our company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by our board of directors.

During the year ended December 31, 2016, we had one sale of products for approximately $14,000 with an international third party distributor affiliated with one of our Board of Director members. The pricing and terms of the sale are similar to other international third party sales.

Director Independence

A majority of our directors are independent, as determined in accordance with the definition of independence in the NYSE Listed Company Manual. Our independent directors are Messrs. Jarvis, Kinnear, McDonald and Mses. Pessin.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to our company for professional services rendered from EisnerAmper LLP for the audit of our annual financial statements, review of our quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was approximately $118,000 in 2016 and approximately $125,000 in 2015.

Audit-Related Fees

The aggregate fees billed to our company for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above were approximately $6,000 in 2016 and $0 in 2015.

Tax Fees

The aggregate fees billed to our company for professional services rendered for tax compliance, tax advice, and tax planning were approximately $19,000 in 2016 and approximately $11,000 in 2015.

All Other Fees

There were no other fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm.

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

2	Share and Option Purchase Agreement	Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

3.2	Amended and Restated Bylaws	Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

3.3	First Amendment to Amended and Restated Bylaws	Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

10.1	2001 Stock Option Plan	Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

10.2	Purchase Agreement for DermaWand patent and trademark(s) dated January 22, 2016	Filed herewith

10.3	Assignment of Trademark by Dimensional Marketing Concepts, Inc.	Incorporated by reference from Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 24, 2001.

10.4	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016

10.5	First Amendment to Asset Purchase Agreement, dated January 23, 2017 by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017

10.6	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016

10.7	First Amendment to Asset Purchase Agreement, dated January 23, 2017, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017

10.8	Securities Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., LeoGroup Private Debt Facility, L.P., Sandra F. Pessin and Brian L. Pessin	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016

10.9	Registration Rights Agreement, dated January 23, 2017, by and named therein.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017

10.10	Escrow Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited, LeoGroup Private Debt Facility, L.P., Sandra F. Pessin, Brian L. Pessin and Bevilacqua PLLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016

10.11	Transition Services Agreement, dated October 4, 2016, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016

10.12	First Amendment to Transition Services Agreement, dated January 23, 2017, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – President	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBEL Taxonomy Extension Dedinition Linkbase Document	*

101.LAB	XBRL Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

* As provided in Rule 406T of Regulation S–T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICTV BRANDS INC.

Date: March 28, 2017	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date: March 28, 2017
Name:	Kelvin Claney
Title:	Chief Executive Officer and Chairman

By:	/s/ Richard Ransom	Date: March 28, 2017
Name:	Richard Ransom
Title:	President

By:	/s/ Ernest P. Kollias, Jr	Date March 28, 2017
Name:	Ernest P. Kollias, Jr.
Title:	Chief Financial Officer

By:	/s/ Stephen Jarvis	Date March 28, 2017
Name:	Stephen Jarvis
Title:	Director

By:	/s/ William Kinnear	Date March 28, 2017
Name:	William Kinnear
Title:	Director

By:	/s/ Donald McDonald, Jr.	Date March 28, 2017
Name:	Donald McDonald, Jr.
Title:	Director

By:	/s/ Diana Pessin	Date March 28, 2017
Name:	Diana Pessin
Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ICTV Brands Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ICTV Brands Inc.

We have audited the accompanying consolidated balance sheets of ICTV Brands Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICTV Brands Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Philadelphia, Pennsylvania
March 28, 2017

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 and 2015

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,390,641	$1,334,302
Accounts receivable, net of $123,109 and $118,653, respectively	506,337	301,726
Inventories, net	1,499,270	2,205,726
Prepaid expenses and other current assets	254,303	417,057
Total current assets	3,650,551	4,258,811

Furniture and equipment	74,098	72,008
Less accumulated depreciation	(58,099)	(50,492)
Furniture and equipment, net	15,999	21,516

Other assets – long-term, net of accumulated amortization of $290,951	872,864	-

Total assets	$4,539,414	$4,280,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,644,899	$1,516,250
Severance payable – short-term	-	45,995
Deferred revenue – short-term	377,445	444,066
Other liabilities – short-term, net of discount	288,525	-
Total current liabilities	2,310,869	2,006,311

Deferred revenue – long-term	274,374	405,746
Other liabilities – long-term, net of discount	665,713	-
Total long-term liabilities	940,087	405,746

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,343,007 and 28,027,012 shares issued and outstanding as of December 31, 2016 and 2015, respectively	18,132	17,816
Additional paid-in-capital	11,546,804	11,130,588
Accumulated deficit	(10,276,478)	(9,280,134)
Total shareholders’ equity	1,288,458	1,868,270

Total liabilities and shareholders’ equity	$4,539,414	$4,280,327

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015

NET SALES	$16,788,736	$24,096,169

COST OF SALES	4,998,682	7,675,264

GROSS PROFIT	11,790,054	16,420,905

OPERATING EXPENSES:

General and administrative	4,258,177	5,380,819
Selling and marketing	8,514,634	12,428,314

Total operating expenses	12,772,811	17,809,133

OPERATING LOSS	(982,757)	(1,388,228)

INTEREST (EXPENSE) INCOME, NET	(13,587)	657

LOSS BEFORE PROVISION FOR INCOME TAX	(996,344)	(1,387,571)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(996,344)	$(1,387,571)

NET LOSS PER SHARE
BASIC	$(0.04)	$(0.06)
DILUTED	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	28,213,675	24,979,067
DILUTED	28,213,675	24,979,067

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	Common Stock		Additional
	$0.001 par value		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at January 1, 2015	23,569,399	13,359	9,340,645	(7,892,563)	1,461,441

Net loss	-	-	-	(1,387,571)	(1,387,571)

Issuance of common stock	3,333,334	3,333	996,667	-	1,000,000

Share based compensation	-	-	590,260	-	590,260

Exercise of warrants	425,000	425	112,075	-	112,500

Exercise of options	699,279	699	90,941	-	91,640

Balance at December 31, 2015	28,027,012	17,816	11,130,588	(9,280,134)	1,868,270

Net loss	-	-	-	(996,344)	(996,344)

Share based compensation	-	-	416,532	-	416,532

Cashless exercise of options	315,995	316	(316)	-	-

Balance at December 31, 2016	28,343,007	$18,132	$11,546,804	$(10,276,478)	$1,288,458

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(996,344)	$(1,387,571)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	7,607	8,306
Bad debt expense	920,929	1,371,797
Share based compensation	416,532	611,557
Non cash interest expense	15,423	-
Amortization of other asset	290,951	-
Change in assets and liabilities:
Accounts receivable	(1,125,540)	(725,509)
Inventories	706,456	(227,725)
Prepaid expenses and other current assets	162,754	193,460
Accounts payable and accrued liabilities	128,649	(1,066,686)
Severance payable	(45,995)	(1,005)
Deferred revenue	(197,993)	(291,445)
Net cash provided by (used in) operating activities	283,429	(1,514,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(2,090)	-
Net cash used in investing activities	(2,090)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on purchase agreement	(225,000)	-
Proceeds from exercise of options	-	91,640
Proceeds from exercise of warrants	-	112,500
Proceeds from issuance of common stock	-	1,000,000
Release collateral on line of credit	-	500,000
Net cash (used in) provided by financing activities	(225,000)	1,704,140

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,339	189,319
CASH AND CASH EQUIVALENTS, beginning of the year	1,334,302	1,144,983

CASH AND CASH EQUIVALENTS, end of the year	$1,390,641	$1,334,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$50
Interest paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cashless Exercise	$48,378	$20,910
DermaWand Asset Purchase Agreement	$1,200,000	$-

See accompanying notes to consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 1 – Organization and Business of the Company

Organization and Nature of Operations

ICTV Brands, Inc. was organized under the laws of the State of Nevada on September 25, 1998. We currently have the following wholly-owned subsidiaries:

●	Better Blocks International Limited, or BBI, a New Zealand corporation

●	Ermis Lab, Inc., a Nevada Corporation

●	ICTV Holding, Inc, a Nevada Corporation (“ICTV Holdings”)

Although our companies are incorporated in Nevada and New Zealand, our operations are currently run from our Wayne, Pennsylvania office.

We develop, market and sell products through a multi-channel distribution strategy, including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, JidueTM, a facial massager device which helps alleviate stress, and Good Planet Super SolutionTM, a multi-use cleaning agent. We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. We are presently exploring other devices and consumable product lines currently under licensing agreements.

The goal of our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to direct response television (“DRTV”), digital marketing, live home shopping, traditional retail, e-commerce market places, and international third party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

Liquidity

We had a net loss of approximately $1 million for the year ended December 31, 2016 and an accumulated deficit of approximately $10 million as of December 31, 2016. We anticipate net income for the next year as a result of the recent acquisition of PhotoMedex, Inc. and Ermis Lab, Inc. which was completed in January 2017, where we acquired products its flagship product no!no!®, along with the Kyrobak® and Cleartouch® brands. Management believes that the currently available resources, including cash, cash equivalents as well as $2 million of the $7 million raised from the private placement in February 2017 (see Note 10-Subsequent Events) which will be utilized as working capital, will provide sufficient funds to enable us to meet our operating plan for at least the next twelve months from the date of this filing.

Note 2 - Summary of significant accounting policies

Principles of consolidation

Our accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries BBI, ICTV Holdings and Ermis Lab, Inc. In October 2016, ICTV Holdings and Ermis Lab, Inc. were formed as holding companies for the asset purchase agreements that were entered into with PhotoMedex, Inc. and Ermis Lab, Inc. (see Note 10-Subsequent Events) and did not have any activity through December 31, 2016. All significant inter-company transactions and balances have been eliminated.

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements

In January 2017, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU2017-01 narrows the definition of a “business”. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption. As a result of the recent PhotoMedex acquistion (See Note 10 - Subsequent Events), we will adopt this standard on January 1, 2017.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,(“ASU 2016-15”). The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include but are not limited to debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. ASU 2016-15 is required to be retrospectively applied and is effective for fiscal years and interim periods beginning after December 15, 2017, with early adaption permitted. We are currently evaluating the impact of the new guidance to the consolidated financial statements.

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

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The methods of adoption are dependent on the specific aspects of the new guidance adopted. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. Early adoption is permitted but the Company must adopt all amendments that apply in the same period if they choose to adopt early. We will adopt this standard on January 1, 2017, and the adoption is not expected to have a material impact on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), (“ASU 2016-02”). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the impact of the new guidance to the consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. We believe the effect of this guidance will not be material to its consolidated financial statements and related disclosures.

In July 2015, FASB issued ASU No. 2015-11- Inventory (Topic 330) - Simplifying the Measurement of Inventory, which provides that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual periods beginning after December 15, 2016, and for interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

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

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, include cash and trade receivables. We maintain cash in bank accounts that, at times, may exceed federally insured limits. We have not experienced any losses and believes it is not exposed to any significant risks on its cash in bank accounts.

As of December 31, 2016, 55% of our accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 4% of our accounts receivable was cash due from our credit card processors as well as 25% was due from e-commerce accounts and the remaining amount from miscellaneous accounts. Major customers are considered to be those who accounted for more than 10% of net sales. For the fiscal years ended December 31, 2016 and December 31, 2015, there were no major customers.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short settlement period for these instruments.

Cash and cash equivalents

We consider all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Foreign currency transactions

Transactions we entered into in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Consolidated Statements of Operations.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $123,000 and $119,000 as of December 31, 2016 and 2015, respectively. The allowances are calculated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that have been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $91,000 and $80,000 as of December 31, 2016 and 2015, respectively

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

Inventories

Inventories consist primarily of finished products held for resale, and are valued at the lower of cost (first-in, first-out method) or market. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $74,000 and $123,000 as of December 31, 2016 and 2015, respectively. Included in inventory at December 31, 2016 and 2015 is approximately $67,000 and $42,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product as well as consigned products that are held at a retailer distributor for sale.

Furniture and equipment

Furniture and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 5 years. Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation expense amounted to approximately $8,000, for each of the years ended December 31, 2016 and 2015.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by us to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the years ended December 31, 2016 and 2015.

Related party transactions

During the year ended December 31, 2016, we had one sale of products for approximately $14,000 with an international third party distributor affiliated with one of our Board of Director members. The pricing and terms of the sale were similar to other international third party sales.

Revenue recognition

We recognize revenues from product sales when the following four criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s revenues in the Consolidated Statements of Operations are net of sales taxes. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

We offer a 30-day risk-free trial as one of its payment options. Revenue on the 30-day risk-free trial sales is not recognized until customer acceptance and collectability are assured which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded. Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and collectability is reasonably assured.

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue from our live home shopping and retail customers is recorded upon sale to the final customer. Revenue related to international wholesale and third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.

Included in deferred revenue – short-term are payments received prior to shipment on international sales of approximately $142,000 and $221,000 as of December 31, 2016 and 2015, respectively.

We have a return policy whereby the customer can return any product received within 30 of receipt for a full refund. We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Returns for the periods presented have been offset against gross sales. Such allowance for sales returns is included in accounts payable and accrued liabilities.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

We sell warranties on the DermaWandTM for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying consolidated balance sheets. Changes in deferred service revenue related to the warranties is presented in the following table:

	Years ended December 31,
	2016	2015
Deferred extended warranty revenue:
At beginning of period	$629,143	$670,075
Revenue deferred for new warranties	118,148	174,852
Revenue recognized	(237,902)	(215,784)
At end of period	$509,389	$629,143

Current portion	$235,015	$223,397
Non-current portion	274,374	405,746
	$509,389	$629,143

Shipping and handling

The amount billed to a customer for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $2,097,000 and $3,134,000 for the years ended December 31, 2016 and 2015, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $861,000 and $1,628,000 for the years ended December 31, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Research and development costs approximated $111,000 and $115,000 for the years ended December 31, 2016 and 2015, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated financial statements. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. We incurred approximately $4,965,000 and $7,907,000 in media costs for airing our infomercials, $239,000 and $323,000 in new production costs, and $1,347,000 and $906,000 in internet marketing costs for the years ended December 31, 2016 and 2015, respectively.

Income taxes

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and limited historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we sustain profitability in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of December 31, 2016, 116,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth of with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of December 31, 2016, 3,563,335 options are outstanding under the 2011 Plan.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received. Nonvested stock options granted to non-employees are remeasured at each reporting period.

We use ASC Topic 718, “Share-Based Payments”, to account for stock-based compensation issued to employees and directors. We recognize compensation expense in an amount equal to the grant date fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the years ended December 31, 2016 and 2015:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Granted during the year	725,000	-	725,000	0.34
Exercised during the year	(650,000)	-	(650,000)	0.16
Forfeited during the year	(431,667)	-	(431,667)	0.26

Balance, December 31, 2016	3,680,002	-	3,680,002	$0.24

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2015	4,220,002	350,000	4,570,002	$0.40
Granted during the year	300,000	-	300,000	0.21
Exercised during the year	(335,000)	(350,000)	(685,000)	0.14
Forfeited during the year	(148,333)	-	(148,333)	0.39

Balance, December 31, 2015	4,036,669	-	4,036,669	$0.21

Of the stock options outstanding as of December 31, 2016 under the Stock Option Plans, 2,595,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.22. These options expire through November 2026. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2016 and 2015, was approximately $203,000 and $60,000, respectively. The aggregate intrinsic value for stock options exercised during the years ended December 31, 2016 and 2015 was approximately $82,000 and $51,000, respectively.

For the years ended December 31, 2016 and 2015, we recorded approximately $363,000 and $528,000, respectively, in stock compensation expense under the Stock Option Plans. At December 31, 2016, there was approximately $391,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2016 and 2015 to value the stock options granted during the period:

2016		2015
Risk-free interest rate	1.58-2.18%	Risk-free interest rate	2.05%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	152-153%	Expected volatility	156%
Forfeiture rate	5.0%	Forfeiture rate	5.0%
Weighted average grant date fair value	$0.33	Weighted average grant date fair value	$0.20

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the years ended December 31, 2016 and 2015:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the year	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	0.08
Balance, December 31, 2016	516,667	1,676,667	2,193,334	$0.35

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2015	466,667	2,016,667	2,483,334	$0.36
Exercised during the year	-	(40,000)	(40,000)	0.15
Balance, December 31, 2015	466,667	1,976,667	2,443,334	$0.32

Of the stock options currently outstanding outside of the Stock Option Plans at December 31, 2016, 2,085,001 options are currently vested and exercisable. The weighted average exercise price of these options was $0.36. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2016 and 2015, was approximately $124,000 and $72,000, respectively. The aggregate intrinsic value for stock options exercised during the years ended December 31, 2016 and 2015 was approximately $0 and $2,000, respectively.

For the years ended December 31, 2016 and 2015, we recorded approximately $54,000 and $62,000, respectively in stock compensation expense related to stock options outside of the Stock Option Plans. At December 31, 2016, there was approximately $25,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over a remaining vesting period of 3 years.

On December 28, 2015, we modified the exercise price of 1,630,000 options issued to nine employees and 500,000 options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.21 per share for the nine employees and $0.24 for the remaining employee. Additionally, on December 28, 2015, we modified the exercise price of 200,000 options issued to three of our independent directors at a fair market value exercise price of $0.21 per share. The vesting period remained the same, provided the recipients are still our employees or directors at the time of vesting. The accounting impact from the modification was immaterial and the expense remained the same.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2016. There were no grants for the year ended December 31, 2015.

2016
Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6.0 years
Expected volatility	156%
Forfeiture rate	5.0%
Weighted average grant date fair value	$0.21

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of all stock options outstanding, and nonvested for the year ended December 31, 2016:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2016 – nonvested	1,843,335	-	1,843,335	$0.22
Granted	775,000	-	775,000	0.33
Vested	(1,125,000)		(1,125,000)	0.25
Forfeited	(300,000)	-	(300,000)	0.23
Balance, December 31, 2016 – nonvested	1,193,335	-	1,193,335	$0.27

Note 3 - Commitments and contingencies

Leases

As of December 31, 2016, we had had an active lease through March 2017 related to the office space rented in Wayne, Pennsylvania. Rent expense incurred during the years ended December 31, 2016 and 2015 totaled approximately $55,000 and $56,000, respectively. We entered into an amendment to our current lease in February 2017 for a new space in our current building from March 2017 through February 2022. The schedule below details the future financial obligations under active lease through March 2017 and the amendment entered into in February 2017.

	2017	2018	2019	2020	2021	2022	TOTAL OBLIGATION
Wayne - Corporate HQ	$106,000	$118,000	$119,000	$120,000	$122,000	$20,000	$605,000

Total Lease Obligations	$106,000	$118,000	$119,000	$120,000	$122,000	$20,000	$605,000

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 3 - Commitments and contingencies (continued)

Other matters

Product Liability Insurance

For certain products, we were (and are) listed as an additional insured party under the product manufacturer’s insurance policy. On February 20, 2007, we purchased our own liability insurance, which expires on April 20, 2017. We intend to renew this policy. At present, management is not aware of any claims against us for any products sold.

Note 4 – Severance payable

In September 2010 we entered into a severance agreement with a former consultant. Under the severance agreement, the consultant was to be paid $270,000 over a 27 month period in increments of $10,000 per month beginning in September 2010 and continuing through November 2012. In April 2011, we amended the aforementioned severance agreement to monthly payments of $3,400 per month through March 2016.

In December 2015, we recorded an additional severance reserve of $40,000 for expected termination benefits provided to three former employees after employment due to restructuring. These benefits included salary and medical continuation coverage which was paid out by April 30, 2016.

There was $0 and $46,000 severance payable balance at December 31, 2016 and 2015, respectively.

Note 5 - Other assets and liabilities

On January 22, 2016, we entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWand patent and all related trademarks and intellectual property for the sum of $1,200,000 to be paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. As a result, effective January 1, 2016, we are no longer obligated to make royalty payments on sales of DermaWandTM. There shall be no interest charged, and we may, in our sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price. Under our old licensing agreement, we had been assigned the patents, related trademarks, and exclusive commercial rights to DermaWand based upon a $2.50 per unit fee and maintaining annual minimum royalty requirements.

As a result of the agreement, we recorded an offsetting asset and liability at January 1, 2016 in the amount of $1,200,000 for the asset from the intellectual property acquired and a corresponding liability per the payment schedule. As there is no interest charged with the purchase agreement we recorded a discount for imputed interest of approximately $37,000, calculated based on the applicable federal rates at January 22, 2016 of 1.45%, which will be amortized over the term of the agreement using the effective interest method. The other asset balance for the patent and trademark will be amortized using the straight-line method over the four-year period of the agreement, which at this time is management’s best estimate of the remaining useful life.

As of December 31, 2016, the other liability balance was approximately $954,000, including the discount for imputed interest of approximately $21,000, of which approximately $290,000 was current. For the year ended December 31, 2016, we amortized approximately $15,000 of interest expense related to the discount for imputed interest. The other asset balance was approximately $873,000 as of December 31, 2016 with amortization of approximately $291,000 being recorded in cost of sales for the year ended December 31, 2016. The accumulated amortization was approximately $291,000 as of December 31, 2016. There was approximately $782,000 in royalty expense for DermaWand for the year ended December 31, 2015. Management evaluates the other asset for impairment when there is a triggering event and concluded there was no such event as of December 31, 2016.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 6 – Notes payable

On July 2, 2014, we entered into a $500,000, one-year Credit Facility with JPMorgan Chase Bank, N.A. Interest on the Credit Facility was calculated using the Adjusted One Month LIBOR Rate plus 2.50%. The facility was collateralized by a lien on our assets and required us to maintain prescribed levels of liquidity and EBITDA. Effective November 7, 2014, the Credit Facility was amended to remove the EBITDA covenant and hold $500,000 as cash collateral for the amount of the line of credit. We did not utilize the Credit Facility. Effective February 18, 2015, we terminated the Credit Facility and the $500,000 collateral held in escrow was released.

Note 7 - Capital transactions

On January 7, 2016, we issued a total of 50,000 incentive stock options to one of our independent directors at a fair market value exercise price of $0.21 per share. The options vest one third each year over the next three years, provided the recipient is still a director of our company. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 15, 2016, a former employee exercised 200,000 options previously issued to him, at an exercise price of $0.08 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 128,000 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 4, 2016, a former employee exercised 150,000 options previously issued to him, at an exercise price of $0.15 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 47,727 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On October 10, 2016, we issued 650,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.34 per share. The options vest as following; (i) 200,000 shares, as of October 10, 2016, (ii ) 250,000 shares, as of one year after the date of issuance, and (iii) 200,000 shares, as of two years after the date issuance, provided the recipient is still employed by our company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of our company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

On October 28, 2016, a former employee exercised 300,000 options previously issued to him, at an exercise price of $0.22 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 140,268 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On November 30, 2016, we issued 75,000 incentive stock options to one employee under our 2011 Stock Option Plan. The options were issued with a fair market value exercise price of $0.34 per share. The options vest over three years, provided the recipient is still employed by our company at the time of vesting. The options may be exercised, once vested, at any time prior to 10 years from the date of grant. The recipient of the options is a key employee of our company, and the issuance of the options was exempt from registration under Section 4(2) of the Securities Act of 1933.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 8 - Basic and diluted earnings (loss) per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2016, there were 5,873,336 stock options outstanding and 4,860,001 were vested and exercisable at an average exercise price of $0.28. The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,
	2016	2015
Options to purchase common stock	5,873,336	6,480,003

As the Company was in a loss position for the years ended December 31, 2016 and 2015, all shares were anti-dilutive.

The computations for basic and fully diluted loss per share are as follows:

For the year ended December 31, 2016:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(996,344)	28,213,675	$(0.04)

For the year ended December 31, 2015:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(1,387,571)	24,979,067	$(0.06)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 9 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows as of December 31, 2016 and 2015:

	2016	2015
Net operating loss	$1,193,000	$849,000
Accrued returns and allowances	74,000	70,000
Accumulated depreciation	(4,000)	(6,000)
Stock options	381,000	342,000
Deferred revenue	225,000	295,000
Other	371,000	376,000
Total deferred tax assets	$2,240,000	$1,926,000
Valuation allowance	(2,240,000)	(1,926,000)
Net deferred tax assets	$-	$-

The provision for income tax was $0 for the years ended December 31, 2016 and 2015, respectively. The effective tax rates for 2016 and 2015 reflect provisions for current federal and state income taxes. As of December 31, 2016, the Company had approximately $3,259,000 of gross federal net operating losses and $951,000 of gross state net operating losses available. In 2016, we completed an IRC Section 382 study and concluded that the availability of our net operating loss carry forwards will not be subject to annual limitations against taxable income in future periods due to change in ownership rules. We plan to update the IRC Section 382 for ownership changes which occurred during 2017. To the extent that there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of taxable income. The Company does not believe it has any material uncertain tax positions.

The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Consolidated Statements of Operations. The Company recorded zero interest and penalties for the year ended December 31, 2016 and 2015.

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2016 and 2015, is as follows:

	2016	2015
Federal rate	34.00%	34.00%
State taxes	0.00%	0.68%
Effect of permanent differences	(12.81)%	(14.10)%
Change in valuation allowance	(21.19)%	(20.58)%
Effective tax rate	0.00%	0.00%

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 10 - Segment reporting

We operate in the DRTV Consumer segment which is in engaged in selling of various consumer products primarily through direct marketing channels as well as selling our products through our international third party distributor segment. We evaluate performance and allocate resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer DRTV sales or wholesale international third party distributor sales. Operating expenses are primarily prorated based on the relationship between DRTV consumer sales and international third party distributor sales.

Information with respect to our operating income (loss) by segment is as follows:

	For the year ended December 31, 2016			For the year ended December 31, 2015
	DRTV Consumer	International Third Party Distributor	Totals	DRTV Consumer	International Third Party Distributor	Totals

NET SALES	$12,478,174	$4,310,562	$16,788,736	$18,779,285	$5,316,884	$24,096,169

COST OF SALES	2,820,869	2,177,813	4,998,682	4,902,720	2,772,544	7,675,264

Gross profit	9,657,305	2,132,749	11,790,054	13,876,565	2,544,340	16,420,905

Operating expenses:
General and administrative	4,008,049	250,128	4,258,177	4,724,577	656,242	5,380,819
Selling and marketing	8,484,184	30,450	8,514,634	12,325,620	102,694	12,428,314
Total operating expenses	12,492,233	280,578	12,772,811	17,050,197	758,936	17,809,133

Operating income (loss)	$(2,834,928)	$1,852,171	$(982,757)	$(3,173,632)	$1,785,404	$(1,388,228)

Selected balance sheet information by segment is presented in the following table as of December 31:

	2016	2015
DRTV Consumer	$4,454,701	$4,242,502
International Third Party Distributor	84,713	37,825
Total Assets	$4,539,414	$4,280,327

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 10 – Subsequent Events

PhotoMedex Acquisition

On October 4, 2016, we and our wholly-owned subsidiary ICTV Holdings entered into an asset purchase agreement (the “PhotoMedex Purchase Agreement”) with PhotoMedex, Inc., a Nevada corporation (“PhotoMedex”), and its subsidiaries, Radiancy, Inc., a Delaware corporation (“Radiancy”), PhotoTherapeutics Ltd (“PHMD UK”), a private limited company limited by shares incorporated under the laws of England and Wales, and Radiancy (Israel) Limited, a private corporation incorporated under the laws of the State of Israel (“Radiancy Israel”), (collectively, the “Sellers”), pursuant to which ICTV Holdings agreed to acquire substantially all of the assets of the Sellers, including, but not limited to, all of the equity interests of the Seller’s subsidiaries Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong, and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (collectively, the “PhotoMedex Target Business”), for a total purchase price of $9,500,000. Such acquisition is referred to herein as the “PhotoMedex Acquisition.” The PhotoMedex Purchase agreement was subject to certain terms and conditions and on January 23, 2017 we completed the PhotoMedex acquisition.

The PhotoMedex acquisition included the acquisition of proprietary products and services that address skin diseases and conditions or pain reduction using home-use devices for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain; which products are sold and distributed to traditional retail, online and infomercial outlets for home-use products and include, without limitation, the following: (a) no!no! ® Hair, (b) no!no! ® Skin, (c) no!no! ® Face Trainer, (d) no!no! ® Glow, (e) Made Ya Look, (f) no!no ®! Smooth Skin Care, (g) Kyrobak, and (h) ClearTouch ®.

The purchase price paid by ICTV Holdings in the PhotoMedex Acquisition, for which we are also jointly and severally liable, was paid as follows: (i) $3,000,000 of the purchase price which was raised in a private placement (described below in more detail) was deposited on October 5, 2016 into an escrow account established by counsel to the Company and ICTV Holdings, as escrow agent (the “Escrow Agent”), under an escrow agreement entered into on October 4, 2016 among the Company, ICTV Holdings, the Sellers, the Escrow Agent, and certain investors in the Company’s private placement (the “Escrow Agreement”), which escrow funds was paid to the Sellers on January 23, 2017, in accordance with the Escrow Agreement and subject to the conditions thereof; (ii) $2,000,000 of the purchase price is to be paid by on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price is payable in the form of a continuing royalty as described in more detail below. On October 4, 2016, as required by the PhotoMedex Purchase Agreement, we delivered to PhotoMedex a letter of credit from LeoGroup Private Debt Facility, L.P. (“LeoGroup”), a private equity fund that secures our obligation to make the $2 million payment referred to in clause (ii) above. The letter of credit is valid until the earlier of; (1) full payment on demand and presentation on or before January 23, 2017, or (2) 180 days from the date of letter of credit.

Under the PhotoMedex purchase agreement, we are required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commence with net cash actually received from and after January 23, 2017, and continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales.

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

Note 10 – Subsequent Events (continued)

Ermis Labs Acquisition

On October 4, 2016, we and our newly formed wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation (the “Purchaser”), entered into an asset purchase agreement (the “Ermis Labs Purchase Agreement”) with LeoGroup Private Debt Facility L.P. a Delaware limited partnership (the “Shareholder”)and Ermis Labs, Inc., a New Jersey corporation (“Ermis Labs”), pursuant to which the Purchaser has agreed to acquire substantially all of the assets of Ermis Labs (collectively, the “Ermis Labs Target Business”), for a total purchase price of $2,150,000. Such acquisition is referred to herein as the “Ermis Labs Acquisition.”

On January 23, 2017, we completed the Ermis Labs acquisition for an aggregate purchase price of $2,150,000, paid as follows: (i) $400,000 through the issuance of 2,500,000 shares of our common stock to the stockholders of Ermis Labs, the value of which was based on the closing price of our common stock on the OTCQX on October 4, 2016, which was $0.16 per share; and (ii) the remainder of the purchase price will be payable in the form of a continuing royalty as described in more detail below. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

Under the Ermis purchase agreement we are required to pay to Ermis Labs a continuing monthly royalty of 5% of net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the over-the-counter medicated skin care products acquired in the Ermis Labs Acquisition, commencing with net cash actually received by the Purchaser or its affiliates from and after January 23, 2017 and continuing until the total royalty paid to Ermis Labs totals $1,750,000; provided, however, that we are required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017.

Private Placement

On October 4, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), including two investors who are family members to one of our board members, pursuant to which the Investors have agreed to purchase 8,823,530 shares of Common Stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000 (the “Private Placement”), of which $1,670,000 was from the related party investors previously mentioned. Pursuant to the Securities Purchase Agreement, we may complete one or more subsequent closings on or prior to February 1, 2017 for up to maximum aggregate gross proceeds of $7,000,000. The issuance of the Common Stock pursuant to the Securities Purchase Agreement is being made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act.

On January 23, 2017, we also entered into a registration rights agreement with the investors in connection with the completion of the private placement. Subject to the terms and conditions of the registration rights agreement, we will file and maintain a registration statement covering the resale of the common stock sold to the investors in the private placement, subject to customary underwriter cutbacks

On January 23, 2017, pursuant to the terms of the securities purchase agreement, dated October 4, 2016, between our company and the selling stockholders, we completed a private placement whereby the selling stockholders purchased 8,823,530 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000.

On February 1, 2017, pursuant to the terms of the securities purchase agreement, we completed a second and final private placement whereby the selling stockholders purchased 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000.

The issuance of the common stock pursuant to the securities purchase agreement was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

