Form 10-Q
period 2017-03-31
ICTV Brands Inc.
filed 2017-05-16
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c., 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-49638

ICTV BRANDS INC.

(Exact name of small business issuer as specified in its charter)

Nevada	76-0621102
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

489 Devon Park Drive, Suite 306

Wayne, PA 19087

(Address of principal executive offices)

(484) 598-2300

(Issuer’s telephone number)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer	[ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2017, the Issuer had 52,053,725 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,869,425	$1,390,641
Accounts receivable, net of allowances for returns and doubtful accounts of $270,947 and $123,109, respectively	1,700,300	506,337
Other receivable	589,162	-
Inventories, net	7,973,244	1,499,270
Prepaid expenses and other current assets	541,053	254,303
Total current assets	15,673,184	3,650,551

Property and equipment	978,881	74,098
Less accumulated depreciation	(82,904)	(58,099)
Property and equipment, net	895,977	15,999

Intangible assets, net	4,234,762	872,864

Total assets	$20,803,923	$4,539,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,882,588	$1,644,899
Other payable	1,750,000	-
Deferred revenue – short-term	757,377	377,445
Contingent consideration-short term	2,783,790	-
Deferred consideration- short term	164,029	-
Other liabilities	289,529	288,525
Total current liabilities	8,627,313	2,310,869

Deferred revenue – long-term	258,070	274,374
Contingent consideration-long term	1,144,604	-
Deferred consideration-long-term	1,014,672	-
Other liabilities- long term	592,952	665,713
Total long-term liabilities	3,010,298	940,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,053,725 and 28,343,007 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	41,843	18,132
Additional paid-in-capital	19,773,982	11,546,804
Accumulated other comprehensive loss	(5,417)	-
Accumulated deficit	(10,644,096)	(10,276,478)

Total shareholders’ equity	9,166,312	1,288,458

Total liabilities and shareholders’ equity	$20,803,923	$4,539,414

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016

NET SALES	$7,647,119	$3,723,644

COST OF SALES	2,153,580	1,196,696

GROSS PROFIT	5,493,539	2,526,948

OPERATING EXPENSES:
General and administrative	2,482,269	959,317
Selling and marketing	3,389,944	1,652,527
Total operating expenses	5,872,213	2,611,844

OPERATING LOSS	(378,674)	(84,896)

MISCELLANEOUS INCOME	60,103	-

INTEREST EXPENSE, NET	(49,047)	(3,782)

LOSS BEFORE PROVISION FOR INCOME TAXES	(367,618)	(88,678)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(367,618)	(88,678)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(5,417)	-
COMPREHENSIVE LOSS	$(373,035)	$(88,678)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.00)
DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	44,067,195	28,148,074
DILUTED	44,067,195	28,148,074

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals

Balance at January 1, 2017	28,343,007	$18,132	$11,546,804	$-	$(10,276,478)	$1,288,458

Share based compensation	-	-	81,959	-	-	81,959

Issuance of stock for asset purchase	2,500,000	2,500	847,500	-	-	850,000

Issuance of stock, net of offering costs of $17,070	20,588,243	20,588	6,962,342	-	-	6,982,930

Issuance of stock for compensation	600,000	600	335,400	-	-	336,000

Cashless exercise of options	22,475	23	(23)	-	-	-

Other comprehensive loss	-	-	-	(5,417)	-	(5,417)

Net loss	-	-	-	-	(367,618)	(367,618)

Balance at March 31, 2017	52,053,725	$41,843	$19,773,982	$(5,417)	$(10,644,096)	$9,166,312

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(367,618)	$(88,678)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	32,295	1,871
Amortization of intangible assets	191,173	72,738
Bad debt expense	319,330	189,950
Share based compensation	81,959	121,455
Issuance of stock for compensation	336,000	-
Change in fair value of contingent consideration	(20,142)	-
Loss on disposal of property and equipment	3,228	-
Non cash interest expense	50,122	4,219
Change in assets and liabilities
Accounts receivable	(1,513,293)	(303,256)
Other receivable	(589,162)	-
Inventories	295,405	238,636
Prepaid expenses and other current assets	(286,750)	(79,874)
Accounts payable and accrued liabilities	1,237,689	(189,136)
Severance payable	-	(39,995)
Deferred revenue	363,628	224,166
Net cash provided by operating activities	133,864	152,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(57,076)	-
Contingent consideration payments for acquisition	(249,507)	-
Cash paid for acquisition of PhotoMedex, Inc	(3,250,000)	-
Net cash used in investing activities	(3,556,583)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	6,982,930	-
Payments of DermaWand asset purchase agreement	(75,000)	(75,000)
Net cash provided by (used in) financing activities	6,907,930	(75,000)

Effect of exchange rates on cash and cash equivalents	(6,427)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,478,784	77,096

CASH AND CASH EQUIVALENTS, beginning of the period	1,390,641	1,334,302

CASH AND CASH EQUIVALENTS, end of the period	$4,869,425	$1,411,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$23	$-
DermaWand asset purchase agreement	$-	$1,200,000

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$9,198,043	$-
Fair value of deferred consideration	(4,198,043)	-
Other Payable	(1,750,000)	-
Cash paid for acquisition	$3,250,000	$-

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$1,981,822	$-
Present value of deferred consideration	(1,131,822)	-
Issuance of common stock	(850,000)	-
Cash paid for acquisition	$-	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc. (the “Company” or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. We currently have the following subsidiaries:

●	Better Blocks International Limited, or (“BBI”), a New Zealand corporation;

●	Ermis Labs, Inc., a Nevada Corporation;

●	ICTV Brands Israel Limited., incorporated under the laws of Israel;

●	ICTV Brands UK Limited., incorporated under the laws of the United Kingdom;

●	ICTV Holdings, Inc., a Nevada Corporation (“ICTV Holdings”);

●	Radiancy (HK) Limited, a private limited company limited by shares, incorporated under the laws of Hong Kong; and

●	LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil.

Although our companies are incorporated in New Zealand, Nevada, Israel, United Kingdom, Hong Kong and Brazil, our operations are currently run from our Wayne, Pennsylvania office.

We develop, market and sell products through a multi-channel distribution strategy, including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including, but not limited to, DermaWandTM, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, Derma Brilliance®, a skin care resurfacing device that helps reduce visible signs of aging, JidueTM, a facial massager device which helps alleviate stress, and Good Planet Super SolutionTM, a multi-use cleaning agent. We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. The Company is presently exploring other devices and consumable product lines currently under licensing agreements.

The goal of our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to, direct response television (“DRTV”), digital marketing, live home shopping, traditional retail, e-commerce marketplaces, and international third party international distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity (continued)

PhotoMedex Acquisition

On October 4, 2016, we and our wholly-owned subsidiary, ICTV Holdings, entered into an asset purchase agreement (the “PhotoMedex Purchase Agreement”) with PhotoMedex, Inc., a Nevada corporation (“PhotoMedex”), and its wholly owned subsidiaries, Radiancy, Inc., a Delaware corporation, PhotoTherapeutics Ltd, a private limited company limited by shares incorporated under the laws of England and Wales, and Radiancy Israel Limited, a private corporation incorporated under the laws of the State of Israel, (collectively, the “Sellers”), pursuant to which ICTV Holdings acquired substantially all of the assets of the Sellers, including, but not limited to, all of the equity interests of the Seller’s subsidiaries Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong, and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil, for a total purchase price of $9,500,000. Such acquisition is referred to herein as the “PhotoMedex Acquisition.” The PhotoMedex acquisition was completed on January 23, 2017. (See Note 3- Business and Asset Acquisitions).

The PhotoMedex Acquisition included the acquisition of proprietary products and services that address skin diseases and conditions or pain reduction using home-use devices for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain; which products are sold and distributed to traditional retail, online and infomercial outlets for home-use products and include, without limitation, the following: (a) no!no! ® Hair, (b) no!no! ® Skin, (c) no!no! ® Face Trainer, (d) no!no! ® Glow, (e) Made Ya Look, (f) no!no ®! Smooth Skin Care, (g) Kyrobak®, and (h) ClearTouch ®.

Ermis Labs Asset Acquisition

On October 4, 2016, we and our newly formed wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation (the “Purchaser”), entered into an asset purchase agreement (the “Ermis Labs Purchase Agreement”) with LeoGroup Private Debt Facility L.P. a Delaware limited partnership (the “Shareholder”) and Ermis Labs, Inc., a New Jersey corporation (“Ermis Lab”), pursuant to which the Purchaser has agreed to acquire substantially all of the assets of Ermis Labs (collectively, the “Ermis Labs Assets”), for a total purchase price of $1,982,000. Such acquisition is referred to herein as the “Ermis Labs Asset Purchase.” (See Note 3-Business and Asset Acquisitions).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity (continued)

Liquidity

We had a net loss of approximately $368,000 for the three months ended March 31, 2017 and an accumulated deficit of approximately $10,644,000 as of March 31, 2017. Management believes that the current available resources, including cash and cash equivalents will provide sufficient funds to enable us to meet our operating plan for at least the next twelve months from the date of this filing.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

Our accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries BBI, ICTV Holdings, Ermis Labs, Inc., ICTV Brands UK Limited, ICTV Brands Israel Limited, Radiancy (HK) Limited and LK Technology. In October 2016, ICTV Holdings and Ermis Labs, Inc. were formed as holding companies for the asset purchase agreements that were entered into with PhotoMedex, Inc. and Ermis Lab, Inc. (See Note 3 – Business and Asset Acquisitions). All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. The most significant estimates used in these condensed consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, allocation of purchase price, valuation allowance on deferred tax assets and share based compensation. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU2017-01 narrows the definition of a “business.” This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption. As a result of the recent PhotoMedex acquisition and Ermis asset purchase (See Note 3 - Business and Asset Acquisitions), we adopted this standard on January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include but are not limited to debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. ASU 2016-15 is required to be retrospectively applied and is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. As a result of the recent PhotoMedex acquisition (See Note 3 - Business and Asset Acquisitions), we adopted this standard on January 1, 2017.

In June 2016, the FASB issued Accounting Standard Update ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted. Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The methods of adoption are dependent on the specific aspects of the new guidance adopted. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. We adopted this standard on January 1, 2017 and apply an estimated percentage of forfeitures to our calculation.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted ASU 2015-17 effective January 1, 2017. The adoption of this guidance did have a material impact on our consolidated financial statements and related disclosures as there is a full valuation allowance for our net deferred tax assets.

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330) - Simplifying the Measurement of Inventory, which provides that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 on January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of the new guidance on our consolidated financial statements. The adoption of this guidance is not expected to have a material impact on the amount or timing of revenue recognized on the Company’s consolidated financial statements based on current contracts with customers. The guidance will result in expanded disclosures. The Company plans to retrospectively adopt this guidance by the first quarter of 2018.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and cash equivalents and trade receivables. We maintain cash in bank accounts that, at times, may exceed federally insured limits. We have not experienced any losses and believe we are not exposed to any significant risks on cash in bank accounts.

As of March 31, 2017, 43% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television. In addition, 2% of the Company’s accounts receivable was cash due from our credit card processors, 29% was due from live home shopping and 22% was due from e-commerce accounts and the remaining amount from miscellaneous accounts. Major customers are considered to be those who accounted for more than 10% of net sales. For the three months ended March 31, 2017, there were no major customers. For the three months ended March 31, 2016, 11% of net sales were made to one international third party distributor.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2- Summary of significant accounting policies (continued)

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, other receivable, accounts payable, and accrued liabilities, other payable and contingent consideration approximate their fair values due to the short settlement period for these instruments.

Cash and cash equivalents

We consider all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Foreign currency transactions

Transactions entered into by the Company in currencies other than its local currency, are recorded in its local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Functional currency translation

The currency of the primary economic environment in which we operate our Company is conducted in the US dollar (“$” or “dollars”). Thus, our functional currency (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the subsidiary). The operations of our foreign subsidiaries are conducted in the local currency of the subsidiary which is Hong Kong Dollar (HKD), Great Britain Pounds (GBP) and Israeli new shekel (NIS).

Assets and liabilities of our international subsidiaries are translated on the basis of the exchange rates prevailing at the balance sheet date and revenues and expenses are translated at the average exchange rates for the period. Net differences from currency translation are included in other comprehensive loss on the accompanying statements of operations and comprehensive loss.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $271,000 at March 31, 2017 and $123,000 at December 31, 2016. The allowances are estimated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $276,000 and $91,000 at March 31, 2017 and December 31, 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Other receivable

Other receivable is a current receivable due from PhotoMedex Acquistion related to the transition service agreement as part of the PhotoMedex acquisition. As of March 31, 2017, the other receivable was approximately $589,000.

Inventories

Inventories consist primarily of finished products held for resale, and are valued at the lower of cost (first-in, first-out method) or net realizable value. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $399,000---- and $74,000 at March 31, 2017 and December 31, 2016, respectively. Included in inventory at March 31, 2017 and December 31, 2016 is approximately $66,000 and $67,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product as well as consigned products that are held at a retailer distributor for sale.

Property and equipment

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 5 years. Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation expense amounted to approximately $32,300 and $1,900 for the three months ended March 31, 2017 and 2016, respectively.

Property and equipment consisted of the following at:

	March 31, 2017	December 31, 2016
Equipment, computer hardware and software	$882,580	$33,549
Furniture and fixtures	77,405	40,549
Leasehold Improvements	18,896	-
	$978,881	$74,098
Accumulated depreciation	(82,904)	(58,099)
Property and equipment, net	$895,977	$15,999

Intangible assets

Definite-lived intangibles are amortized using the straight-line method over their estimated useful lives ranging from four to five years. Amortization expense was approximately $191,000 and $73,000 for the three months ended March 31, 2017 and 2016, respectively. We evaluate the recoverability of the intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three months ended March 31, 2017 and 2016.

Revenue recognition

We recognize revenues from product sales when the following four criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s revenues in the Condensed Consolidated Statements of Operations and Comprehensive Loss are net of sales taxes. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

We offer a 30-day risk-free trial as one of our payment options. Revenue on the 30-day risk-free trial sales is not recognized until customer acceptance and collectability are assured, which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded. Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product to the customer and collectability is reasonably assured.

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue from our live home shopping and retail customers is recorded upon sale to the final customer. Revenue related to international wholesale and third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Included in deferred revenue – short-term are payments received prior to shipment on international sales of approximately $527,000 and $142,000 as of March 31, 2017 and December 31, 2016, respectively.

We have a return policy whereby the customer can return any product received within 30 or 60 days of receipt for a full refund. We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Returns for the periods presented have been offset against gross sales. Such allowance for sales returns is included in accounts payable and accrued liabilities.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

We sell warranties on our products for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets. Changes in deferred service revenue related to the warranties is presented in the following table:

	March 31, 2017	December 31, 2016
Deferred extended warranty revenue:
At beginning of period	$509,389	$629,143
Revenue deferred for new warranties, year to date	43,386	118,148
Revenue recognized year to date	(64,380)	(237,902)
At end of period	$488,395	$509,389

Current portion	$230,325	$235,015
Non-current portion	258,070	274,374
	$488,395	$509,389

Shipping and handling

The amount billed to customers for shipping and handling is included in net sales. Shipping, handling and processing revenue approximated $628,000 and $415,000 for the three months ended March 31, 2017 and 2016, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $405,000 and $197,000 for the three months ended March 31, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Research and development costs approximated $44,000 and $29,000 for the three months ended March 31, 2017 and 2016, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Production costs associated with the creation of new and updated video content and advertising campaigns are expensed at the commencement of a campaign. We incurred approximately $1,632,000 and $844,000 in media costs for airing of television and print advertising, $143,000 and $7,000 in new production costs, and $846,000 and $348,000 in internet marketing costs for the three months ended March 31, 2017 and 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of March 31, 2017, 116,667 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of March 31, 2017, 3,523,335 options are outstanding under the 2011 Plan.

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

We use ASC Topic 718, “Share-Based Payments” to account for stock-based compensation issued to employees and directors. we recognize compensation expense in an amount equal to the grant date fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards.

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the three months ended March 31, 2017 and 2016:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017	3,680,002	-	3,680,002	$0.24
Granted during the period	-	-	-	-
Exercised during the period	(35,000)	-	(35,000)	0.22
Forfeited during the period	(5,000)	-	(5,000)	0.22

Balance, March 31, 2017	3,640,002	-	3,640,002	$0.24

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price
Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Granted during the period	-	-	-	-
Exercised during the period	(350,000)	-	(350,000)	0.11
Expired during the period	(131,667)	-	(131,667)	0.38

Balance, March 31, 2016	3,555,002	-	3,555,002	$0.21

Of the stock options outstanding as of March 31, 2017 under the Stock Option Plans, 2,560,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.22. These options expire through November 2026. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2017 and 2016 was approximately $994,000 and $29,000, respectively. The aggregate intrinsic value for options exercised during the three months ended March 31, 2017 and 2016 was approximately $13,000 and $31,000, respectively.

For the three months ended March 31, 2017 and 2016, we recorded approximately $75,000 and $106,000, respectively, in stock compensation expense under the Stock Option Plans. At March 31, 2017, there was approximately $334,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the three months ended March 31, 2017 and 2016:

Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017	516,667	1,676,667	2,193,334	$0.35
Granted during the period	-	-	-	-
Expired during the period	-	-	-	-

Balance, March 31, 2017	516,667	1,676,667	2,193,334	$0.35

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the period	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	0.08

Balance, March 31, 2016	516,667	1,676,667	2,193,334	$0.35

Of the stock options outstanding outside of the Stock Option Plans as of March 31, 2017, 2,135,001 options are currently vested and exercisable. The weighted average exercise price of these options was $0.35. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2017 and 2016, was approximately $585,000 and $37,000 respectively. There were no options exercised during the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, we recorded approximately $7,000 and $15,000, respectively, in stock compensation expense related to stock options outside of the Stock Option Plans. At March 31, 2017, there was approximately $18,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over a remaining vesting period of 3 years. There were no grants for the three months ended March 31, 2017.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following assumptions were used in the Black-Scholes option pricing model for the options granted in the three months ended March 31, 2016.

2016
Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6 years
Expected volatility	156%
Weighted average grant date fair value	$0.21
Forfeiture rate	5%

The following is a summary of all stock options outstanding and nonvested for the three months ended March 31, 2017:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017 – nonvested	1,193,335	-	1,193,335	$0.27
Vested	(50,000)	-	(50,000)	0.21
Forfeited	(5,000)	-	(5,000)	0.22
Balance March 31, 2017 - nonvested	1,138,335	-	1,138,335	$0.28

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 3- Business and Asset Acquisitions:

PhotoMedex Acquisition

On October 4, 2016, the Company and our wholly-owned subsidiary, ICTV Holdings, entered into an asset purchase agreement (the “PhotoMedex Purchase Agreement”) with PhotoMedex, Inc., a Nevada corporation, and its subsidiaries, Radiancy, Inc., a Delaware corporation, PhotoTherapeutics Ltd, a private limited company limited by shares incorporated under the laws of England and Wales, and Radiancy Israel Limited, a private corporation incorporated under the laws of the State of Israel, (collectively, the “Sellers”), pursuant to which ICTV Holdings agreed to acquire substantially all of the assets of the Sellers, including, but not limited to, all of the equity interests of the Seller’s subsidiaries, Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong, and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (collectively, the “PhotoMedex Target Business”), for a total purchase price of $9,500,000. Such acquisition is referred to herein as the “PhotoMedex Acquisition.” The PhotoMedex acquisition was completed on January 23, 2017.

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

The purchase price paid by ICTV Holdings in the PhotoMedex Acquisition was paid as follows: (i) $3,000,000 of the purchase price which was raised in a private placement (described below in more detail) was deposited on October 5, 2016 into an escrow account established by counsel to the Company and ICTV Holdings, as escrow agent (the “Escrow Agent”), under an escrow agreement entered into on October 4, 2016 among the Company, ICTV Holdings, the Sellers, the Escrow Agent, and certain investors in the Company’s private placement (the “Escrow Agreement”), which escrow funds were paid to the Sellers on January 23, 2017, in accordance with the Escrow Agreement and subject to the conditions thereof; (ii) $2,000,000 of the purchase price is to be paid by on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price of $4,500,000 is payable in the form of a continuing royalty as described in more detail below. On October 4, 2016, as required by the PhotoMedex Purchase Agreement, we delivered to PhotoMedex a letter of credit from LeoGroup Private Debt Facility, L.P. (“LeoGroup”), a private equity fund that secures our obligation to make the $2 million payment referred to in clause (ii) above. The letter of credit is valid until the earlier of; (1) full payment on demand and presentation on or before January 23, 2017, or (2) 180 days from the date of letter of credit. The Company paid $250,000 of the purchase price payable per clause (ii) above in March 2017 and the balance of $1,750,000 which was to be paid on April 22, 2017 and is included in other payable on the accompanying condensed consolidated balance sheet.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 3- Business and Asset Acquisitions (continued):

Under the PhotoMedex purchase agreement, we are required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commence with net cash actually received from and after January 23, 2017, and continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales. The fair value of the contingent consideration was determined using the present value of expected payments as of the date of acquisition is $4,198,043 using the assumption of 9.7% discount rate over 18 months. Payments made during the three months ended March 31, 2017 totaled $249,507. Included in the balance sheet at March 31, 2017 is the fair value of the contingent consideration of approximately $3,928,000 of which approximately $2,784,000 is current at March 31, 2017.

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

The Company accounted for the PhotoMedex Acquisition as a business combination. Under this method of accounting, the total estimated purchase consideration was allocated to the acquired tangible and intangible assets, based on their estimated fair values as of the acquisition date. There was no excess price above fair value for this transaction.

The following table summarizes the consideration paid in connection with the PhotoMedex Business Acquisition on January 23, 2017:

Cash	$5,000,000
Fair value of contingent consideration due to PhotoMedex	4,198,043
Total consideration transferred	$9,198,043

The provisional allocation of the purchase price based on the fair value of the PhotoMedex assets acquired as of January 23, 2017 is as follows:

Inventory	$6,300,000
Property and equipment	857,415
Patented/Unpatented Technology	940,628
Trademarks/Tradenames	1,100,000
Total assets acquired	$9,198,043

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 3- Business and Asset Acquisitions (continued):

The following unaudited condensed pro forma financial information for the three months ended March 31, 2017 and 2016 represent the combined results of the Company’s operations as if the PhotoMedex Acquisition had occurred on January 1, 2016. Excluded from the pro forma net loss and net loss per share amounts for the three months ended March 31, 2017 are one-time acquisition costs of $49,312 attributable to the PhotoMedex Acquisition. The amount of sales since January 23, 2017 was approximately $3,485,000 related to the PhotoMedex Acquistion and is included in the condensed consolidated statements of operations and comprehensive loss. These pro forma results are not necessarily indicative of what historical performance would have been had this business combination been effective as of the hypothetical acquisition date, nor should they be interpreted as expectations of future results.

	For the three months ended March 31,
	2017	2016
Net sales	$11,165,342	$13,645,644
Net loss	(124,834)	(3,916,679)
Net loss per share – basic	$(0.00)	$(0.08)
Net loss per share – diluted	$(0.00)	$(0.08)
Weighted average number of common shares Basic and diluted	$44,067,195	$48,736,317

The results of operations for the PhotoMedex acquisition has been included in the consolidated financial statements from January 23, 2017, the effective date of the acquisition.

Ermis Labs Asset Purchase

On October 4, 2016, the Company and our newly formed wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation (the “Purchaser”), entered into an asset purchase agreement (the “Ermis Labs Purchase Agreement”) with LeoGroup Private Debt Facility L.P. a Delaware limited partnership (the “Shareholder”) and Ermis Labs, Inc., a New Jersey corporation (“Ermis Labs”), pursuant to which the Purchaser has agreed to acquire substantially all of the assets of Ermis Labs (collectively, the “Ermis Labs Assets”). Such asset acquisition is referred to herein as the “Ermis Labs Asset Purchase.”

On January 23, 2017, we completed the Ermis Labs Asset Purchase and the aggregate purchase price will be paid as follows: (i) the issuance of 2,500,000 shares of our common stock to the stockholders of Ermis Labs, which had a fair value on the date of acquisition of $850,000 and (ii) $1,750,000 payable in the form of a continuing royalty as described in more detail below. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 3- Business and Asset Acquisitions (continued):

Under the Ermis purchase agreement, we are required to pay to Ermis Labs continuing monthly royalty of 5% of net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the over-the-counter medicated skin care products acquired in the Ermis Labs Asset Acquisition, commencing with net cash actually received by the Purchaser or its affiliates from and after January 23, 2017 and continuing until the total royalty paid to Ermis Labs totals $1,750,000; provided, however, that we are required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017. The present value of the deferred consideration of $1,750,000 was $1,131,822, based on the assumption of a discount rate of 10.7% over ten years.

The changes in the the Company’s deferred consideration payable due to Ermis Labs, Inc for the three months ended March 31, 2017 was as follows:

Balance at January 23, 2017-initial measurement	$1,131,822
Accretion of interest	46,879
Balance at March 31, 2017	$1,178,701

Current portion	$164,029
Non-current portion	1,014,672
$1,178,701

The Company accounted for the Ermis Labs purchases as an asset purchase. Under this method of accounting, the total estimated purchase consideration was allocated to the acquired tangible and intangible assets based on their relative fair values.

The following table summarizes the consideration paid in connection with the Ermis Labs Asset Acquisition on January 23, 2017:

ICTV Brands shares	$850,000
Deferred consideration due to Ermis Labs	1,131,822
Total consideration transferred	$1,981,822

The allocation of the purchase price based on the relative, fair value of the Ermis Labs assets acquired as of January 23, 2017 is as follows:

Inventory	$469,379
Formulations	1,355,983
Trademark/Tradenames	156,460
Total assets acquired	$1,981,822

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 4- Fair Value Measurements

We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth our liabilities that were measured at fair value as of March 31, 2017, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement
	Fair Value	Level 1	Level 2	Level 3
Contingent consideration due to PhotoMedex	$3,928,394	$-	$-	$3,928,394
Total liabilities measured at fair value	$3,928,394	$-	$-	$3,928,394

Contingent consideration due to PhotoMedex is Level 3 fair value measurement. The fair value represents the present value of the future estimated royalty payments to be made by us using an appropriate discount rate.

The fair value of these Level 3 instruments involve generating various scenarios for projected revenues over a specified time period and calculating the associated contingent considerations and discounting the average payments to present value. See Note 3 – Business and Asset Acquisitions for further discussion of this contingent consideration liability.

The changes in the fair value of the Company’s contingent consideration payable due to PhotoMedex, Inc for the three months ended March 31, 2017 was as follows:

Balance at January 23, 2017-initial measurement	$4,198,043
Contingent consideration paid	(249,507)
Change in fair value	(20,142)
Balance at March 31, 2017	$3,928,394

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 5- Commitments and contingencies

Leases

In February 2017, we entered into an amendment to our current lease for a new space in our current building from March 2017 through February 2022. We also entered into a six-month lease in February 2017 for our London office from March 2017 through August 2017. Rent expense incurred during the three months ended March 31, 2017 and 2016 totaled approximately $82,000 and $14,000, respectively.

The schedule below details the future financial obligations under the active leases.

	Remaining nine months 2017	2018	2019	2020	2021	2022	Total Obligation
Wayne - Corporate HQ	$87,000	$118,000	$119,000	$120,000	$122,000	$20,000	$586,000

London Office	37,000	-	-	-	-	-	37,000

Total Lease Obligations	$124,000	$118,000	$119,000	$120,000	$122,000	$20,000	$623,000

Other matters

Product Liability Insurance

For certain products, we were (and are) listed as an additional insured party under the product manufacturers’ insurance policy. We purchased our own liability insurance, which expires on April 20, 2018. We intend to renew this policy. At present, management is not aware of any claims against the Company for any products sold.

Note 6 – Intangibles, net:

	March 31, 2017	December 31, 2016
Beginning of Period	$1,163,816	$-
Additions:
DermaWand purchase	-	1,163,816
Formulations	1,355,983	-
Trademark	1,256,460	-
Patented/Unpatented Technology	940,628	-
Gross Amount end of Period	$4,716,887	$1,163,816

Accumulated Amortization	(482,125)	(290,952)
Intangibles,net	$4,234,762	$872,864

Amortization expense was approximately $191,000 and $73,000 for the three months ended March 31, 2017 and 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 6 – Intangibles, net (continued)

The following table outlines the estimated future amortization expense related to the intangible assets held as of March 31, 2017.

2017 (remaining nine months)	1,128,000
2018	856,000
2019	711,000
2020	711,000
2021	711,000
Thereafter	118,000

$4,235,000

Note 7 – DermaWand Purchase Agreement

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

As a result, of the agreement, we recorded an offsetting intangible asset and other liability at January 1, 2016 in the amount of $1,200,000 for the asset from the intellectual property acquired and a corresponding liability per the payment schedule. As there is no interest charged with the purchase agreement we recorded a discount for imputed interest of approximately $37,000, calculated based on the applicable federal rates at January 2016 of 1.45%, which will be amortized over the term of the agreement using the effective interest method. The intangible asset balance for the patent and trademark will be amortized using the straight-line method over the four-year period of the agreement, which at this time is management’s best estimate of the remaining useful life.

As of March 31, 2017, the other liability balance was approximately $882,000 including the discount for imputed interest of approximately $18,000, of which approximately $289,000 was current. For the three months ended March 31, 2017, we amortized approximately $3,200 of interest expense related to the discount for imputed interest. The intangible balance was approximately $800,000 as of March 31, 2017 and 2016 with amortization of approximately $73,000 being recorded in cost of sales for the three months ended March 31, 2017. The accumulated amortization was approximately $365,000 and $292,000 as of March 31, 2017 and December 31, 2016, respectively. Management evaluates the intangible asset for impairment when there is a triggering event and concluded there was no such event as of March 31, 2017.

Note 8 - Capital Transactions

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 8- Capital Transactions (continued):

On February 1, 2017, pursuant to the terms of the securities purchase agreement, we completed a second and final private placement whereby the selling stockholders purchased 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. We incurred approximately $17,000 of offering costs related to the private placements for the three months ended March 31, 2017.

On March 16, 2017, we issued 600,000 shares of fully vested common stock as part of a share bonus to three executive officers. The stock price on date of issuance was $0.56 per share. The recipients of the shares of common stock are key employees of our company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933. Total stock based compensation related to this transaction for the three months ended March 31, 2017 was $336,000 and is included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

On March 31, 2017, a former employee exercised 35,000 options previously issued to her, at an exercise price of $0.22 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 22,475 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

Note 9 – Related party transactions

The spouse and mother-in-law of our director, Diana Pessin, participated in the private placement on January 23, 2017 and purchased a total of 4,411,765 shares at a price of $0.34 per share for a total purchase price of $1,500,000. Kelvin Claney, our Chief Executive Officer, participated in the private placement and purchased a total of 500,000 shares at a price of $0.34 per share for a total purchase price of $170,000.

Note 10 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2017, there were 5,833,336 stock options outstanding with 4,695,003 vested and exercisable at an average exercise price of $0.28.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 10 - Basic and diluted earnings per share (continued):

All outstanding securities were anti-dilutive for the three months ended March 31, 2017 and 2016 as a result of a net loss for both periods. The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	March 31,
	2017	2016
Options to purchase common stock	5,833,336	5,748,336

The computations for basic and fully diluted earnings per share are as follows:

For the 3-months ended March 31, 2017:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(367,618)	44,067,195	$(0.01)

For the 3-months ended March 31, 2016:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(88,876)	28,148,074	$(0.00)

Note 11- Income taxes

The provision for income taxes is $0 for the three months ended March 31, 2017 and 2016. The effective tax rates reflect provisions for current federal and state income taxes. As of December 31, 2016, the Company had approximately $3,259,000 of gross federal net operating losses and $951,000 of gross state net operating losses available. . The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of taxable income. The Company does not believe it has any material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recorded zero interest and penalties for the three months ended March 31, 2017 and 2016.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has updated its analysis through March 31, 2016, but has not analyzed the potential impact of its recent equity financing on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Unaudited)

Note 12 - Segment reporting

We operate in the Direct to Consumer segment, which is engaged in the selling of various consumer products primarily through a multi-channel direct marketing channels, as well as through e-commerce and retail market places. In addition, we sell our products through our international third party distributor segment and our airline and Hong Kong retail segment. We evaluate performance and allocate resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer sales, wholesale international third party distributor sale or airline/other retail sales. Operating expenses are primarily prorated based on the relationship between direct to consumer sales and international third party distributor sales.

Information with respect to our operating income (loss) by segment is as follows:

	For the three months ended March 31, 2017				For the three months ended March 31, 2016
	Direct to Customer	International Third Party Distributor	Airline and Hong Kong Retail	Totals	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals

Net Sales	$6,941,251	$480,481	$225,387	$7,647,119	$2,491,885	$1,231,789	$-	$3,723,644

Cost of Sales	1,786,765	266,794	100,021	2,153,580	569,354	627,342	-	1,196,696
Gross profit	5,154,486	213,687	125,366	5,493,539	1,922,501	604,447	-	2,526,948

Operating expenses:
General and administrative	2,160,012	258,931	63,326	2,482,269	836,795	122,522	-	959,317
Selling and marketing	3,333,560	33,182	23,202	3,389,944	1,638,447	14,080	-	1,652,527
Total operating expense	5,493,572	292,113	86,528	5,872,213	2,475,242	136,602	-	2,611,844

Operating income (loss)	$(339,086)	$(78,426)	$38,838	$(378,674)	$(552,471)	$467,845	$-	$(84,896)

Selected balance sheet information by segment is presented in the following table as of:

	March 31, 2017	December 31, 2016
Direct to Consumer	$20,312,867	$4,454,701
International Third Party Distributor	24,100	84,713
Airline/Other Retail	466,956	-
Total Assets	$20,803,923	$4,539,414

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

Overview

We develop, market and sell products through a multi-channel distribution platform. The digital marketing platform utilizes video and display advertising on social media and programmatic advertising channels. The Company continues to advertise its consumer products through direct response television, or DRTV, and also markets some of its products through print advertising. The distribution side of the platform includes live home shopping, traditional retail, e-commerce marketplaces, and our international third party distributor network. As part of the PhotoMedex business acquisition, ICTV now has expanded its platform to have a sales office in Hong Kong, which markets and distributes our products through several Asian airlines, as well as sell our products through several retail outlets throughout Hong Kong. We offer primarily health, beauty and wellness products as well as various consumer products, including:

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

We acquire the rights to the products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. We are continually exploring other devices and consumable product lines that would complement our current portfolio of beauty products.

On January 23, 2017, we acquired several new brands, related intellectual property, inventory and other assets and have begun (or, will shortly begin) marketing and selling the following new products. See Note 3 - Business and Asset Acquisitions, to our financial statements for more information about the PhotoMedex and Ermis Labs acquisitions:

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

Our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to, digital marketing, direct response television (“DRTV”), print advertising, live home shopping, traditional retail, e-commerce market places, and international third party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

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

Many of our expenses for our own products are incurred up-front. Some of our up-front expenditures include infomercial production costs which are expensed at the start of a campaign and purchases of media time. If our infomercials are successful, these up-front expenditures produce revenue as consumers purchase the products aired on the infomercials. We do not incur infomercial production costs and media time for our international sales to third party distributors, as we supply pre-produced infomercials. It is the responsibility of the international infomercial operators to whom we sell the third-party products to take the pre-produced infomercial, adapt it to their local standards and pay for media time.

Results of Operations

The following discussion compares operations for the three months ended March 31, 2017 with the three months ended March 31, 2016.

Revenues

Our net sales increased to approximately $7,647,000 for the three months ended March 31, 2017, from approximately $3,724,000 recorded during the three months ended March 31, 2016. The primary driver of the increase of sales was the result of the addition of sales from the no!no!TM, KyrobakTM and Cleartouch TM products that were acquired in the acquisitions in January 2017 and generated additional direct to consumer sales of $1,460,000, live home shopping sales of $1,933,000 and retails sales of $595,000. During the three months ended March 31, 2017, sales relating to DermaWandTM for direct response television (DRTV), including DermaVital®, were approximately $2,396,000 during the three months ended March 31, 2017, as compared to approximately $2,088,000 during the three months ended March 31, 2016. Our sales related to the DermaVital® skin care line were approximately $247,000 and $396,000 during the three months ended March 31, 2017 and 2016, respectively.

Included in net sales is retail sales and e-commerce of $680,000 and $1,056,000 and $58,000 and $366,000 during the three months ended March 31, 2017 and 2016, respectively. The increase in these channels relates to the expansion of retail placement for DermaWand in the North American market, both in traditional brick and mortar and online retail. In addition, as part of the PhotoMedex asset acquisition, ICTV inherited retail placement for no!no! hair, primarily in the United Kingdom with retail placement in outlets such as Boots, Argos, JD Williams, and Very. We expect our retail sales to grow throughout the remainder of 2017.

During the three months ended March 31, 2017, international sales revenue for the DermaWandTM decreased to approximately $480,000 as compared to approximately $1,232,000 during the three months ended March 31, 2016. Our international third party distributor revenue is impacted by timing of shipments at period end, currency fluctuations and the appreciation of the U.S. dollar, as well as scheduling considerations with our distributors’ end customers. The decrease is primarily due to a decline in sales from our third party distributor customer located in France, Novellia. There were no sales from our French distributor Novellia, for the three months ended March 31, 2017 compared to approximately $282,000 for the same period in 2016. In addition, there was no sales from our distributors from the Netherlands during the three months ended March 31, 2017 compared to approximately $120,000 during the three months ended March 31, 2016 as well as sales from the Latino Media Services (LMS) group comprised of distributors from Chile, Argentina, Peru, Colombia, El Salvador, and Ecuador decreased to approximately $46,000 in 2017 compared to approximately $120,000 in the prior year.

In addition to the decrease in sales from Novellia, was a decrease in sales from our Mexican distributor, Inova to $305,000 during the three months ended March 31, 2017 from $410,000 for the same period in the prior year. We are continuing to work on a new model and marketing campaign for DermaWand as well as diversifying our international produce portfolio in order to grow this segment in the future.

Plans are in place to begin selling the newly acquired assets through ICTV’s network of distributors. Our sales team has begun presenting these products to the distributors and we expect sales of the new products to begin in the second quarter and build throughout 2017.

Gross Margin

Gross margin percentage was approximately 72% for the three months ended March 31, 2017, compared to approximately 68% during the same three months in 2016. For the three months ended March 31, 2017, we generated approximately $5,494,000 in gross profit, compared to approximately $2,527,000 during the three months ended March 31, 2016 as a result of the addition of the no!no!TM, KyrobakTM and Cleartouch TM products acquired in January 2017. The increase in gross profit percentage can be attributed to changes in product mix as we bring additional sales to market both domestically and internationally. The gross margin percentage for Direct to consumer revenue was approximately 74% and 77% compared to approximately 44% and 49% for international third party distributor sales during the three months ended March 31, 2017 and 2016, respectively and 56% and 0% for the airline/other retail sales during the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses increased to approximately $5,872,000 during the three months ended March 31, 2017, from approximately $2,612,000 during the three months ended March 31, 2016, an increase of approximately $3,260,000. This increase in operating expenses is due to a few key factors. The largest factor is an increase in media expenditures. Media expenditures were approximately $1,632,000 and $844,000 for the three months ended March 31, 2017 and 2016, respectively. In addition to media expenditures, there was an increase in internet marketing expense which increased to $846,000 for the three months ended March 31, 2017 from $348,000 during the three months ended March 31, 2016, as we continue to shift to more digital marketing efforts through search engine marketing and optimization, paid social media and banner ad campaigns.

As a result of the increase in media expenses, there were additional volume related increases. Answering service expense increased to approximately $247,000 during the three months ended March 31, 2017, from approximately $145,000 during the three months ended March 31, 2016. Customer service expenses increased to approximately $172,000 during the three months ended March 31, 2017, from approximately $98,000 during the three months ended March 31, 2016. Merchant fees increased to approximately $114,000 during the three months ended March 31, 2017, from approximately $59,000 during the three months ended March 31, 2016. Total bad debt expenses increased to approximately $319,000 during the three months ended March 31, 2017, from approximately $190,000 during the three months ended March 31, 2016, which is consistent with the increase in sales.

In addition to the volume related increases, our operating expenditures increased in a number of other areas as a result of the acquisitions which closed in January 2017. Payroll expenses increased to $734,000 during the three months ended March 31, 2017 from $380,000 as a result of additional employees through the acquisitions as well travel and consulting expenses increased to $88,000 and $170,000 during the three months ended March 31, 2017 compared to $23,000 and $64,000 during the three months ended March 31, 2016. In addition, Legal expenses increased to $96,000 during the three months ended March 31, 2017 from $14,000 for the three months ended March 31, 2016. Production expenses were approximately $143,000 and $7,000 during the three months ended March 31, 2017 and 2016, respectively, as a result of a new infomercial for Spin Force which will be sold primarily through third party international distributors.

Additionally, as all non-employee awards vested in the prior year, our total share based compensation expenses increased to approximately $418,000 during the three months ended March 31, 2017, from approximately $121,000 during the three months ended March 31, 2016.

Net Loss

We generated a net loss of approximately $368,000 for the three months ended March 31, 2017, compared with a net loss of approximately $89,000 for the three months ended March 31, 2016. The increase can be attributed to the overall increases in operating expenses discussed above.

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

On January 23, 2017, we completed the PhotoMedex acquisition for an aggregate purchase price of approximately $9.2 million, payable as follows: (i) $3 million of the purchase price was paid from an escrow fund pursuant to an escrow agreement, entered into on October 4, 2016 with certain investors in our private placement; (ii) $2 million of the purchase price is to be paid on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price is to be paid in the form of a continuing royalty described in more detail below.

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

On January 23, 2017, we completed the Ermis Labs asset purchase for an aggregate purchase price of approximately $1,982,000, paid as follows: (i) $400,000 of the purchase price was paid on January 23, 2017 through the issuance of 2,500,000 shares of our common stock to the stockholders of Ermis Labs, the value of which was based on the closing price of our common stock on the OTCQX on October 4, 2016, which was $0.16 per share; and (ii) the remainder of the purchase price will be payable in the form of a continuing royalty as described in more detail below. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

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

On January 23, 2017, we also entered into a registration rights agreement with the investors in connection with the completion of the private placement. Subject to the terms and conditions of the registration rights agreement, on April 14, 2017, we filed a registration statement covering the resale of the common stock sold to the investors in the private placement, subject to customary underwriter cutbacks.

The issuance of the common stock pursuant to the securities purchase agreement was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

Liquidity and Capital Resources

At March 31, 2017, we had approximately $4,869,000 in cash and cash equivalents compared to approximately $1,391,000 at March 31, 2016. Cash flow provided by operating activities was approximately $134,000 during the three months ended March 31, 2017 compared to cash flow provided by operating activities of approximately $152,000 during the same period in 2016. The fluctuation was primarily a result of an increase of approximately $1,238,000 in accounts payable and accrued expenses as well as an increase of approximately $364,000 in deferred revenue, offset by a net loss of approximately $368,000 and an increase in accounts receivable, net of bad debt expense, of approximately $1,194,000.

Cash flow provided by financing activities was approximately $6,908,000 during the three months ended March 31, 2017 compared to cash used in financing activities of approximately $75,000 during the same period in 2016. Included in 2017 financing activities, was the issuance of 20,588,235 shares of common stock for proceeds of approximately $6,983,000, net of issuance costs related to the asset acquisition of PhotoMedex. We also had $75,000 net cash used in financing activities as a result of the pay-down of the DermaWandTM asset purchase agreement during the three months ended March 31, 2017, compared to net cash used in financing activities of $75,000 for the same period in 2016 for the pay-down DermaWandTM asset purchase agreement.

Cash flow used by investing activities was approximately $3,557,000 during the three months ended March 31, 2017 compared to no investing activities during the same period in 2016. During 2017, we paid $3,250,000 to PhotoMedex for the acquisition which closed in January 2017 and we had approximately $250,000 in contingent consideration payments as well as we had capital expenditures of approximately $57,000.

As discussed in Note 5 in the Notes to the Condensed Consolidated Financial Statements, on January 22, 2016, we entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWandTM patent and all related trademarks and intellectual property for the sum of $1,200,000 payable with annual payments of $300,000 per year for calendar years 2016 through 2019. As of March 31, 2017, we had a debt obligation of approximately $882,000 related to this purchase agreement compared to $954,000 as of March 31, 2016. We believe that this agreement will provide additional liquidity with a lower royalty cost per unit sold of over the coming years.

We had working capital of approximately $7,046,000 at March 31, 2017, compared to $1,340,000 at December 31, 2016. Based on our current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2017. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2016, as filed with the Commission with our Annual Report form 10-K filed on March 23, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

We carried out an evaluation as of March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal control over financial reporting for the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 16, 2017, we issued 600,000 shares of common stock as part of a share bonus to three executive officers. The stock price on date of issuance is $0.56 per share. The recipients of the shares of common stock are key employees of our company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

On March 31, 2017, a former employee exercised 35,000 options previously issued to her, at an exercise price of $0.22 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 22,475 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

The spouse and mother-in-law of our director, Diana Pessin, participated in the private placement on January 23, 2017 and purchased a total of 4,411,765 shares at a price of $0.34 per share for a total purchase price of $1,500,000. Kelvin Claney, our Chief Executive Officer, participated in the private placement and purchased a total of 500,000 shares at a price of $0.34 per share for a total purchase price of $170,000.

ITEM 6. EXHIBITS

Exhibit No.	Description

2	Share and Option Purchase Agreement	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.2	Amended and Restated Bylaws	Incorporated herein by reference of Exhibit 3.2 to the Company’s Form SB-2 filed, with the Securities and Exchange Commission on October 3, 2001.

3.3	First Amendment to Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.3 of the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

4.1	Specimen certificate evidencing the common stock	Incorporated herein by reference to Exhibit 4.1 of the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

10.1	2001 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 of the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

10.2	2011 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017.

10.3	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.4	First Amendment to Asset Purchase Agreement, dated January 23, 2017 by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

10.5	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.6	First Amendment to Asset Purchase Agreement, dated January 23, 2017, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

10.7	Securities Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., LeoGroup Private Debt Facility, L.P., Sandra F. Pessin and Brian L. Pessin	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.8	Registration Rights Agreement, dated January 23, 2017, by and among ICTV Brands Inc. and the Investors named therein.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

10.9	Amendment No. 1 to the Registration Rights Agreement, dated February 28, 2017, by and among ICTV Brands Inc. and the Investors signatory thereto	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017.

10.10	Escrow Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited, LeoGroup Private Debt Facility, L.P., Sandra F. Pessin, Brian L. Pessin and Bevilacqua PLLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.11	Transition Services Agreement, dated October 4, 2016, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.12	First Amendment to Transition Services Agreement, dated January 23, 2017, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – President	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBEL Taxonomy Extension Dedinition Linkbase Document	*

101.LAB	XBRL Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

* As provided in Rule 406T of Regulation S–T, XBRL (Extensible Business Reporting Language) information is “furnished” and shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICTV BRANDS INC.
Registrant

Date: May 15, 2017	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: May 15, 2017	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	President

Date: May 15, 2017	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – President

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32	Section 1350 Certifications

