Form 10-Q
period 2017-06-30
ICTV Brands Inc.
filed 2017-08-14
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c., 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2017, the Issuer had 52,303,725 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,254,785	$1,390,641
Accounts receivable, net of allowances for returns and doubtful accounts of $397,389 and $123,109, respectively	3,059,766	506,337
Other receivable, net	267,460	-
Inventories, net	8,843,661	1,499,270
Prepaid expenses and other current assets	553,522	254,303
Total current assets	14,979,194	3,650,551

Property and equipment	1,078,337	74,098
Less accumulated depreciation	(132,415)	(58,099)
Property and equipment, net	945,922	15,999

Intangible assets, net	3,984,370	872,864

Total assets	$19,909,486	$4,539,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,694,135	$1,644,899
Deferred revenue – short term	401,736	377,445
Contingent consideration – short term	2,594,984	-
Deferred consideration – short term	160,417	-
Other liabilities	295,650	288,525
Total current liabilities	8,146,922	2,310,869

Deferred revenue – long term	233,298	274,374
Contingent consideration – long term	984,776	-
Deferred consideration – long term	1,003,701	-
Other liabilities – long term	514,826	665,713
Total long term liabilities	2,736,601	940,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,303,725 and 28,343,007 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	42,093	18,132
Additional paid-in capital	19,906,390	11,546,804
Accumulated other comprehensive income	96,701	-
Accumulated deficit	(11,019,221)	(10,276,478)

Total shareholders’ equity	9,025,963	1,288,458

Total liabilities and shareholders’ equity	$19,909,486	$4,539,414

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

NET SALES	$7,950,076	$4,544,092	$15,597,195	$8,267,736

COST OF SALES	1,726,046	1,343,069	3,879,626	2,539,765

GROSS PROFIT	6,224,030	3,201,023	11,717,569	5,727,971

OPERATING EXPENSES:
General and administrative	2,673,271	1,081,419	5,155,541	2,040,737
Selling and marketing	3,854,031	2,717,321	7,243,975	4,369,848
Total operating expenses	6,527,302	3,798,740	12,399,516	6,410,585

OPERATING LOSS	(303,272)	(597,717)	(681,947)	(682,614)

INTEREST EXPENSE, NET	(1,723)	(3,455)	(50,770)	(7,237)

MISCELLANEOUS INCOME (LOSS)	(130)	-	59,974	-

LOSS BEFORE PROVISION FOR INCOME TAX	(305,125)	(601,172)	(672,743)	(689,851)

PROVISION FOR INCOME TAXES	70,000	-	70,000	-

NET LOSS	$(375,125)	$(601,172)	$(742,743)	$(689,851)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	102,118	-	96,701	-

COMPREHENSIVE LOSS	$(273,007)	$-	$(646,042)	$-

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.02)	$(0.02)	$(0.02)
DILUTED	$(0.01)	$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	52,075,703	28,202,739	48,093,572	28,175,406

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Totals

Balance at January 1, 2017	28,343,007	$18,132	$11,546,804	$-	$(10,276,478)	$1,288,458

Share based compensation	-	-	159,058	-	-	159,058

Issuance of stock for asset purchase	2,500,000	2,500	847,500	-	-	850,000

Issuance of stock, net of offering costs of $17,070	20,588,243	20,588	6,962,342	-	-	6,982,930

Issuance of stock for compensation	600,000	600	335,400	-	-	336,000

Cashless exercise of options	22,475	23	(23)	-	-	-

Exercise of options	250,000	250	55,309	-	-	55,559

Other comprehensive income	-	-	-	96,701	-	96,701

Net loss	-	-	-	-	(742,743)	(742,743)

Balance at June 30, 2017	52,303,725	$42,093	$19,906,390	$96,701	$(11,019,221)	$9,025,963

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742,743)	$(689,851)
Adjustments to reconcile net loss to net increase in cash provided by (used in) operating activities:
Depreciation	78,263	3,744
Amortization of intangible assets	441,565	145,475
Bad debt expense	653,491	442,193
Share based compensation	159,058	204,086
Issuance of stock for compensation	336,000	-
Change in fair value of contingent consideration	(48,035)	-
Loss on disposal of property and equipment	3,228	-
Non cash interest expense	53,117	8,198
Change in assets and liabilities:
Accounts receivable	(3,206,920)	(516,374)
Other receivable	(837,708)	-
Inventories	(507,213)	656,805
Prepaid expenses and other current assets	(299,219)	138,626
Accounts payable and accrued liabilities	3,049,236	(90,184)
Severance payable	-	(45,995)
Deferred revenue	(16,785)	49,910
Net cash provided by (used in) operating activities	(884,665)	306,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(127,128)	-
Cash paid for acquisition of PhotoMedex, Inc.	(5,000,000)	-
Net cash used in investing activities	(5,127,128)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	6,982,930	-
Proceeds from exercise of options	55,559	-
Payments of Deferred consideration for acquisition	(14,583)	-
Payments of DermaWand asset purchase agreement	(150,000)	(150,000)
Net cash provided by (used in) financing activities	6,873,906	(150,000)

Effect of exchange rates on cash and cash equivalents	2,031	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	864,144	156,633

CASH AND CASH EQUIVALENTS, beginning of the period	1,390,641	1,334,302

CASH AND CASH EQUIVALENTS, end of the period	$2,254,785	$1,490,935

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$23	$-
Payments of DermaWand asset purchase agreement	$-	$1,200,000
Contingent consideration reclass to other receivable	$570,248	$-

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$9,198,043	$-
Fair value of deferred consideration	(4,198,043)	-
Cash paid for acquisition	$5,000,000	$-

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$1,981,822	$-
Present value of deferred consideration	(1,131,822)	-
Issuance of common stock for asset purchase	(850,000)	-
Cash paid for acquisition	$-	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc. (the “Company” or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. We currently have the following subsidiaries:

●	Better Blocks International Limited, or (“BBI”), a New Zealand corporation;

●	Ermis Labs, Inc., a Nevada Corporation;

●	ICTV Brands Israel Limited., incorporated under the laws of Israel;

●	ICTV Brands UK Limited., incorporated under the laws of the United Kingdom;

●	ICTV Holdings, Inc., a Nevada Corporation (“ICTV Holdings”);

●	Radiancy (HK) Limited, a private limited company limited by shares, incorporated under the laws of Hong Kong; and

●	LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (“LK Technology”).

Although our companies are incorporated in New Zealand, Nevada, Israel, United Kingdom, Hong Kong, and Brazil, our operations are currently run from our Wayne, Pennsylvania office.

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

June 30, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity (continued)

PhotoMedex Acquisition

On October 4, 2016, we and our wholly-owned subsidiary, ICTV Holdings, entered into an asset purchase agreement, as amended by the First Amendment to the Asset Purchase Agreement, dated January 23, 2017 (as so amended, the “PhotoMedex Purchase Agreement”) with PhotoMedex, Inc., a Nevada corporation (“PhotoMedex”), and its wholly owned subsidiaries, Radiancy, Inc., a Delaware corporation, PhotoTherapeutics Ltd, a private limited company limited by shares incorporated under the laws of England and Wales, and Radiancy Israel Limited, a private corporation incorporated under the laws of the State of Israel, (collectively with PhotoMedex, the “Sellers” and individually, a “Seller”), pursuant to which ICTV Holdings acquired substantially all of the assets of the Sellers, including, but not limited to, all of the equity interests of the Seller’s subsidiaries Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong, and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil, for a total purchase price of $9,500,000. Such acquisition is referred to herein as the “PhotoMedex Acquisition.” The PhotoMedex acquisition was completed on January 23, 2017. (See Note 3 - Business and Asset Acquisitions).

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

On July 12, 2017, we and ICTV Holdings entered into a Termination and Release Agreement with the Sellers (the “Release Agreement”). Under the terms of the Release Agreement, the PhotoMedex Purchase Agreement is terminated and of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release Agreement. Pursuant to the Release Agreement, each of the Company and ICTV Holdings, on the one hand, and the Sellers on the other hand, fully release, forever discharge and covenant not to sue any other party, from and with respect to any and all past and present claims arising out of, based upon or relating to the PhotoMedex Purchase Agreement (other than the surviving covenants described in the Release Agreement) or the transactions contemplated thereby. The Release Agreement required that the Company pay to PhotoMedex $2,000,000 on or before July 15, 2017 (the “Payment”), subject to which, neither the Company nor ICTV Holdings shall have any further royalty or other payment obligations under the PhotoMedex Purchase Agreement.

As partial consideration for the releases provided by ICTV Holdings to the Sellers, on July 12, 2017 the Sellers and ICTV Holdings entered into a Bill of Sale and Assignment, which provides that each Seller sell, assign, transfer, convey and deliver to ICTV Holdings, and ICTV Holdings purchase and accept from each Seller, all of the right, title and interest, legal or equitable, of each such Seller in and to a deposit in the amount of $210,000 held by a supplier, Sigmatron International, Inc. (“Sigmatron”), pursuant to an arrangement between one or more of the Sellers and Sigmatron.

On July 15, 2017, to secure the Payment, we issued a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”) in the principal amount of $2,000,000 with an effective interest rate of 34%. The Note provides that the Company shall make monthly principal and interest payments of $100,000 to the Holder for 30 months. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary covenants of the Company and customary events of default. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in in the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity.

See Note 13 – Subsequent Events for additional information.

Ermis Labs Asset Acquisition

On October 4, 2016, we and our wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation (the “Purchaser”), entered into an asset purchase agreement (the “Ermis Labs Purchase Agreement”) with LeoGroup Private Debt Facility L.P. a Delaware limited partnership (the “LeoGroup L.P.”) and Ermis Labs, Inc., a New Jersey corporation (“Ermis Lab”), pursuant to which the Purchaser has agreed to acquire substantially all of the assets of Ermis Labs (collectively, the “Ermis Labs Assets”), for a total purchase price of $1,982,000. Such acquisition is referred to herein as the “Ermis Labs Asset Purchase.” (See Note 3 - Business and Asset Acquisitions).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity (continued)

Liquidity

We had a net loss of approximately $743,000 for the six months ended June 30, 2017 and working capital of approximately $6,832,000 as of June 30, 2017. Management believes that the current available resources, including cash and cash equivalents will provide sufficient funds to enable us to meet our operating plan for at least the next twelve months from the date of this filing.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

Our accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries BBI, ICTV Holdings, Ermis Labs, Inc., ICTV Brands UK Limited, ICTV Brands Israel Limited, Radiancy (HK) Limited and LK Technology. In October 2016, ICTV Holdings and Ermis Labs, Inc. were formed as holding companies for the asset purchase agreements that were entered into with PhotoMedex, Inc. and Ermis Lab, Inc. (See Note 3 - Business and Asset Acquisitions). All significant inter-company transactions and balances have been eliminated.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include but are not limited to debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method investments. ASU 2016-15 is required to be retrospectively applied and is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. As a result of the recent PhotoMedex acquisition (See Note 3 - Business and Asset Acquisitions), we adopted this standard on January 1, 2017.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted. Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company expects to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. The Company has not yet begun to quantify the specific impacts of this guidance.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. While we are currently evaluating the impact of the new guidance on our consolidated financial statements, the adoption of this guidance is not expected to have a material impact on the amount or timing of revenue recognized on the Company’s consolidated financial statements based on current contracts with customers. The guidance will result in expanded disclosures. The Company plans to retrospectively adopt this guidance by the first quarter of 2018.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and cash equivalents and trade receivables. We maintain cash in bank accounts that, at times, may exceed federally insured limits. We have not experienced any losses and believe we are not exposed to any significant risks on cash in bank accounts.

As of June 30, 2017, 22% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via DRTV. In addition, 1% of the Company’s accounts receivable was cash due from our credit card processors, 32% was due from live home shopping, 16% was due from brick and mortar retailers, 17% was due from e-commerce accounts, 11% was due from duty free airline business, and the remaining amount from miscellaneous accounts. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and six months ended June 30, 2017, there were no major customers. For the three and six months ended June 30, 2016, there were 13% and 11%, respectively, of net sales made to one international third party distributor.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

Functional currency translation

The currency of the primary economic environment in which we operate our Company is conducted in the US dollar (“$” or “dollars”). Thus, our functional currency (other than the foreign subsidiaries mentioned below) is the US dollar. The operations of our foreign subsidiaries are conducted in the local currency of the subsidiary which is Hong Kong Dollar (HKD), Great Britain Pounds (GBP) and Israeli New Shekel (NIS).

Assets and liabilities of our international subsidiaries are translated on the basis of the exchange rates prevailing at the balance sheet date and revenues and expenses are translated at the average exchange rates for the period. Net differences from currency translation are included in other comprehensive income on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $397,000 at June 30, 2017 and $123,000 at December 31, 2016. The allowances are estimated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $792,000 and $91,000 at June 30, 2017 and December 31, 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Other receivable

Other receivable is a current receivable due from the PhotoMedex Acquisition related to the transition service agreement as part of the PhotoMedex Acquisition. As of June 30, 2017, the other receivable was approximately $267,000, which is net of contingent consideration earned of approximately $570,000. As a result of the Release Agreement described in Note 1, this other receivable was satisfied. See Notes 1 and 3 - PhotoMedex Acquisition and Note 13 – Subsequent Events.

Inventories

Inventories consist primarily of finished products held for resale, and are valued at the lower of cost (first-in, first-out method) or net realizable value. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $345,000 and $74,000 at June 30, 2017 and December 31, 2016, respectively. Included in inventory at June 30, 2017 and December 31, 2016 is approximately $51,000 and $67,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product as well as consigned products that are held at a retailer distributor for sale.

Property and equipment

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 39 years. Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation expense amounted to approximately $48,000 and $78,000 and $1,900 and $3,700 for the three and six months ended June 30, 2017 and 2016, respectively.

Property and equipment consisted of the following at:

	June 30, 2017	December 31, 2016
Computer hardware and software	$94,878	$33,549
Furniture and equipment	945,715	40,549
Leasehold improvements	37,744	-
	$1,078,337	$74,098
Accumulated depreciation	(132,415)	(58,099)
Property and equipment, net	$945,922	$15,999

Intangible assets

Definite-lived intangibles are amortized using the straight-line method over their estimated useful lives ranging from four to five years. Amortization expense was approximately $251,000 and $442,000 and $73,000 and $145,000 for the three and six months ended June 30, 2017 and 2016, respectively. We evaluate the recoverability of the intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three and six months ended June 30, 2017 and 2016.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue from our live home shopping and retail customers is recorded upon sale to the final customer. Revenue related to international wholesale and third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Included in deferred revenue – short-term are payments received prior to shipment on international sales of approximately $185,000 and $142,000 as of June 30, 2017 and December 31, 2016, respectively.

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

June 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

We sell warranties on our products for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets. Changes in deferred service revenue related to the warranties is presented in the following table:

	June 30, 2017	December 31, 2016
Deferred extended warranty revenue:
At beginning of period	$509,389	$629,143
Revenue deferred for new warranties, year to date	70,097	118,148
Revenue recognized year to date	(129,932)	(237,902)
At end of period	$449,554	$509,389

Current portion	$216,256	$235,015
Non-current portion	233,298	274,374
	$449,554	$509,389

Shipping and handling

The amount billed to customers for shipping and handling is included in net sales. Shipping, handling and processing revenue approximated $496,000 and $1,124,000 and $647,000 and $1,062,000 for the three and six months ended June 30, 2017 and 2016, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $383,000 and $788,000 and $230,000 and $427,000 for the three and six months ended June 30, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Research and development costs approximated $19,000 and $64,000 and $28,000 and $56,000 for the three and six months ended June 30, 2017 and 2016, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Production costs associated with the creation of new and updated video content and advertising campaigns are expensed at the commencement of a campaign. We incurred approximately $1,834,000 and $1,723,000 in media costs for airing infomercials, $51,000 and $196,000 in new production costs, and $1,243,000 and $252,000 in internet marketing costs for the three months ended June 30, 2017 and 2016, respectively and approximately $3,465,000 and $2,566,000 in media costs for airing infomercials, $194,000 and $203,000 in new production costs, and $2,090,000 and $600,000 in internet marketing costs for the six months ended June 30, 2017 and 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of June 30, 2017, 50,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of June 30, 2017, 3,518,335 options are outstanding under the 2011 Plan.

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

June 30, 2017 and 2016

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

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the three and six months ended June 30, 2017 and 2016:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017	3,680,002	-	3,680,002	$0.24
Granted during the period	-	-	-	-
Exercised during the period	(101,667)	-	(101,667)	0.13
Forfeited during the period	(10,000)	-	(10,000)	0.22

Balance, June 30, 2017	3,568,335	-	3,568,335	0.24

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Granted during the period	-	-	-	-
Exercised during the period	(350,000)	-	(350,000)	0.11
Expired during the period	(131,667)	-	(131,667)	0.38

Balance, June 30, 2016	3,555,002	-	3,555,002	$0.21

Of the stock options outstanding, as of June 30, 2017 under the Stock Option Plans, 2,538,333 options are currently vested and exercisable. The weighted average exercise price of these options was $0.23. These options expire through November 2026. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2017 and 2016 was approximately $799,000 and $180,000, respectively. The aggregate intrinsic value for options exercised during the six months ended June 30, 2017 and 2016 was approximately $40,000 and $31,000, respectively.

For the three and six months ended June 30, 2017 and 2016, we recorded approximately $74,000 and $146,000 and $67,000 and $176,000, respectively, in stock compensation expense under the Stock Option Plans. At June 30, 2017, there was approximately $256,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

There were no grants for the six months ended June 30, 2017 and 2016.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the six months ended June 30, 2017 and 2016:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017	516,667	1,676,667	2,193,334	$0.35
Granted during the period	-	-	-	-
Exercised during the period	(183,334)	-	(183,334)	0.27
Expired during the period	-	(200,000)	(200,000)	0.80

Balance, June 30, 2017	333,333	1,476,667	1,810,000	$0.31

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the period	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	0.08

Balance, June 30, 2016	516,667	1,676,667	2,193,334	$0.35

Of the stock options, outstanding outside of the Stock Option Plans as of June 30, 2017, 1,751,667 options are currently vested and exercisable. The weighted average exercise price of these options was $0.32. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2017 and 2016, was approximately $411,000 and $122,000 respectively. The aggregate intrinsic value for stock options exercised during the six months ended June 30, 2017 was approximately $28,000. There were no options exercised during the six months ended June 30, 2016.

For the three and six months ended June 30, 2017 and 2016, we recorded approximately $5,000 and $13,000 and $14,000 and $28,000, respectively, in stock compensation expense related to stock options outside of the Stock Option Plans. At June 30, 2017, there was approximately $13,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over a remaining vesting period of 3 years.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

There were no grants for the six months ended June 30, 2017. The following assumptions were used in the Black-Scholes option pricing model for one grant issued in the six months ended June 30, 2016.

2016
Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6 years
Expected volatility	156%
Weighted average grant date fair value	$0.21
Forfeiture rate	5%

The following is a summary of all stock options outstanding and nonvested for the three months ended June 30, 2017:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017 – nonvested	1,193,335	-	1,193,335	$0.27
Vested	(100,000)	-	(100,000)	0.22
Forfeited	(5,000)	-	(5,000)	0.22
Balance June 30, 2017 - nonvested	1,088,335	-	1,088,335	$0.28

Note 3 - Business and Asset Acquisitions:

PhotoMedex Acquisition

As described in Note 1, the PhotoMedex Purchase Agreement was entered into on October 4, 2016 and was completed on January 23, 2017. The total purchase price was $9,500,000.

The purchase price paid by ICTV Holdings in the PhotoMedex Acquisition was paid as follows: (i) $3,000,000 of the purchase price which was raised in a private placement (described below in more detail) was deposited on October 5, 2016 into an escrow account established by counsel to the Company and ICTV Holdings, as escrow agent (the “Escrow Agent”), under an escrow agreement entered into on October 4, 2016 among the Company, ICTV Holdings, the Sellers, the Escrow Agent, and certain investors in the Company’s private placement (the “Escrow Agreement”), which escrow funds were paid to the Sellers on January 23, 2017, in accordance with the Escrow Agreement and subject to the conditions thereof; (ii) $2,000,000 of the purchase price was to be paid by on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price of $4,500,000 was payable in the form of a continuing royalty as described in more detail below. On October 4, 2016, as required by the PhotoMedex Purchase Agreement, we delivered to PhotoMedex a letter of credit from LeoGroup L.P., a private equity fund that secures our obligation to make the $2 million payment referred to in clause (ii) above. The letter of credit was valid until the earlier of; (1) full payment on demand and presentation on or before January 23, 2017, or (2) 180 days from the date of letter of credit. The Company paid $250,000 of the purchase price payable per clause (ii) above in March 2017 and the balance of $1,750,000 was paid on April 22, 2017.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued):

Under the PhotoMedex Purchase Agreement, until the July 12, 2017 Release Agreement discussed in Note 1, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commence with net cash actually received from and after January 23, 2017, and continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales. The fair value of the contingent consideration was determined using the present value of expected payments as of the date of acquisition is $4,198,043 using the assumption of 9.7% discount rate over 18 months. There were no payments made during the three and six months ended June 30, 2017. Included in the balance sheet at June 30, 2017 is the fair value of the contingent consideration of approximately $3,580,000 of which approximately $2,595,000 is current at June 30, 2017. See Note 1 – PhotoMedex Acquisition and Note 13 – Subsequent Events for additional information.

In connection with the PhotoMedex Purchase Agreement, on October 4, 2016, ICTV Holdings entered into a transition services agreement with the Sellers (the “Transition Services Agreement”), pursuant to which Sellers have agreed to make available to ICTV Holdings certain services on a transitional basis and allow ICTV Holdings to occupy and use a portion of the Sellers’ premises and warehouses, in exchange for which ICTV Holdings shall (i) pay to the Sellers the documented costs and expenses incurred by them in connection with the provision of those services; (ii) pay to the Sellers the documented lease costs including monthly rental and any utility charges incurred under the applicable leases; (iii) reimburse the Sellers for the documented costs and expenses incurred by them for the continued storage of inventory and raw materials at warehouse locations, and for services for fulfilling and shipping orders for such inventory; and (iv) reimburse the Sellers for the payroll, employment-related taxes, benefit costs and out of pocket expenses paid to or on behalf of employees. As of July 12, 2017, pursuant to the terms of the Transition Services Agreement and the Release Agreement, ICTV Holdings has no further obligations under the Transition Services Agreement.

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

The allocation of the purchase price based on the fair value of the PhotoMedex assets acquired as of January 23, 2017 is as follows:

Inventory	$6,300,000
Property and equipment	857,415
Patented/Unpatented Technology	940,628
Trademarks/Tradenames	1,100,000
Total assets acquired	$9,198,043

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued):

The following unaudited condensed pro forma financial information for the three and six months ended June 30, 2017 and 2016 represent the combined results of the Company’s operations as if the PhotoMedex Acquisition had occurred on January 1, 2016. Excluded from the pro forma net loss and net loss per share amounts for the three and six months ended June 30, 2017 are one-time acquisition costs of $49,312 attributable to the PhotoMedex Acquisition. The amount of sales since January 23, 2017 was approximately $8,901,000 related to the PhotoMedex Acquisition and is included in the condensed consolidated statements of operations and comprehensive loss. These pro forma results are not necessarily indicative of what historical performance would have been had this business combination been effective as of the hypothetical acquisition date, nor should they be interpreted as expectations of future results.

	For the three months ended June 30,
	2017	2016
Net sales	$11,489,077	$14,204,092
Net loss	$(68,812)	$(2,508,172)
Net loss per share – basic and diluted	$(0.00)	$(0.05)
Weighted average number of common shares basic and diluted	52,075,703	48,790,982

	For the six months ended June 30,
	2017	2016
Net sales	$19,136,195	$27,849,736
Net loss	$(436,431)	$(6,424,851)
Net loss per share – basic and diluted	$(0.01)	$(0.13)
Weighted average number of common shares basic and diluted	48,093,572	48,736,649

The results of operations for the PhotoMedex acquisition has been included in the consolidated financial statements from January 23, 2017, the effective date of the acquisition.

Ermis Labs Asset Purchase

As described in Note 1, the Ermis Labs asset purchase was entered into on October 4, 2016 and was completed on January 23, 2017. Pursuant to the agreement, the aggregate purchase price will be paid as follows: (i) the issuance of 2,500,000 shares of our common stock to the stockholders of Ermis Labs, which had a fair value on the date of acquisition of $850,000 and (ii) $1,750,000 payable in the form of a continuing royalty as described in more detail below. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued):

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

The changes in the Company’s deferred consideration payable due to Ermis Labs, Inc. for the three months ended June 30, 2017 was as follows:

Balance at January 23, 2017-initial measurement	$1,131,822
Consideration Payments	(14,583)
Accretion of interest	46,879
Balance at June 30, 2017	$1,164,118

Current portion	$160,417
Non-current portion	1,003,701
$1,164,118

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 4 - Fair Value Measurements

We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth our liabilities that were measured at fair value as of June 30, 2017, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement
	Fair Value	Level 1	Level 2	Level 3
Contingent consideration due to PhotoMedex	$3,579,760	-	-	$3,579,760
Total liabilities measured at fair value	$3,579,760	-	-	$3,579,760

Contingent consideration due to PhotoMedex is a Level 3 fair value measurement. The fair value was determined using the present value of the future estimated royalty payments to be made by us using an appropriate discount rate.

The fair value of these Level 3 instruments involve generating various scenarios for projected revenues over a specified time period and calculating the associated contingent considerations and discounting the average payments to present value. See Note 3 - Business and Asset Acquisitions for further discussion of this contingent consideration liability.

The changes in the fair value of the Company’s contingent consideration payable due to PhotoMedex, Inc. for the six months ended June 30, 2017 was as follows:

Balance at January 23, 2017-initial measurement	$4,198,043
Contingent consideration earned	(570,248)
Change in fair value	(48,035)
Balance at June 30, 2017	$3,579,760

Pursuant to the Release Agreement, as of July 12, 2017, the Company is no longer obligated to PhotoMedex, Inc. for the contingent consideration balance at June 30, 2017 totaling $3,579,760. (See Note 1 - PhotoMedex Acquisition and Note 13 – Subsequent Events).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 5 - Commitments and contingencies

Leases

In February 2017, we entered into an amendment to our current lease for a new space in our current building from March 2017 through February 2022. We also entered into a six-month lease in February 2017 for our London office from March 2017 through August 2017 and a one year lease starting in May 2017 through April 2018 for our Israel office. Rent expense incurred during the three and six months ended June 30, 2017 and 2016 totaled approximately $65,000 and $142,000 and $14,000 and $27,000, respectively.

The schedule below details the future financial obligations under the active leases.

	Remaining six months 2017	2018	2019	2020	2021	Thereafter	Total Obligation
Wayne - Corporate HQ	$58,000	$118,000	$119,000	$120,000	$122,000	$20,000	$557,000

Israel Office	33,000	22,000	-	-	-	-	55,000

London Office	15,000	-	-	-	-	-	15,000

Total Lease Obligations	$106,000	$140,000	$119,000	$120,000	$122,000	$20,000	$627,000

Other matters

Product Liability Insurance

For certain products, we were (and are) listed as an additional insured party under the product manufacturers’ insurance policy. We purchased our own liability insurance, which expires on April 20, 2018. We intend to renew this policy. At present, management is not aware of any claims against the Company for any products sold.

Note 6 - Intangibles, net:

	June 30, 2017	December 31, 2016
Beginning of Period	$1,163,816	$-
Additions:
DermaWand purchase	-	1,163,816
Formulations	1,355,983	-
Trademark	1,256,460	-
Patented/Unpatented Technology	940,628	-
Gross Amount end of Period	$4,716,887	$1,163,816

Accumulated Amortization	(732,517)	(290,952)
Intangibles, net	$3,984,370	$872,864

Amortization expense was approximately $251,000 and $442,000 and $73,000 and $145,000 for the three and six months ended June 30, 2017 and 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 6 - Intangibles, net (continued)

The following table outlines the estimated future amortization expense related to the intangible assets held as of June 30, 2017.

2017 (remaining six months)	501,000
2018	1,001,000
2019	1,001,000
2020	711,000
2021	711,000
Thereafter	59,000

$3,984,000

Note 7 - DermaWand Purchase Agreement

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

As of June 30, 2017, the other liability balance was approximately $810,000 including the discount for imputed interest of approximately $15,000, of which approximately $296,000 was current. For the three and six months ended June 30, 2017, we amortized approximately $3,000 and $6,000 of interest expense related to the discount for imputed interest. The related net intangible asset balance was approximately $727,000 and $873,000 as of June 30, 2017 and December 31, 2016 with amortization expense of approximately $73,000 and $145,000 being recorded in cost of sales for the three and six months ended for both June 30, 2017 and 2016. The accumulated amortization was approximately $437,000 and $291,000 as of June 30, 2017 and December 31, 2016, respectively. Management evaluates the intangible asset for impairment when there is a triggering event and concluded there were no such events as of June 30, 2017.

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 8 - Capital Transactions (continued):

On February 1, 2017, pursuant to the terms of the securities purchase agreement, we completed a second and final private placement whereby the selling stockholders purchased 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. We incurred approximately $17,000 of offering costs related to the private placements for the six months ended June 30, 2017.

On March 16, 2017, we issued 600,000 shares of fully vested common stock as part of a share bonus to three executive officers. The stock price on date of issuance was $0.56 per share. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933. Total stock based compensation related to this transaction for the six months ended June 30, 2017 was $336,000 and is included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

On June 26, 2017, a director exercised 250,000 options previously issued to them, at an exercise price approximately at an average of $0.22. The exercise resulted in an issuance of 250,000 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

Note 9 - Related party transactions

The spouse and mother-in-law of one of our directors, Diana Pessin, participated in the private placement on January 23, 2017 and purchased a total of 4,411,765 shares at a price of $0.34 per share for a total purchase price of $1,500,000. Kelvin Claney, our Chief Executive Officer, participated in the private placement and purchased a total of 500,000 shares at a price of $0.34 per share for a total purchase price of $170,000.

Note 10 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At June 30, 2017, there were 5,378,335 stock options outstanding with 4,290,000 vested and exercisable at an average exercise price of $0.26.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 10 - Basic and diluted earnings per share (continued):

All outstanding securities were anti-dilutive for the three and six months ended June 30, 2017 and 2016 as a result of a net losses for periods. The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	June 30, 2017	June 30, 2016

Options to purchase common stock	5,378,335	5,748,336

The computations for basic and fully diluted earnings per share are as follows:

	Loss	Weighted Average
For the three-months ended June 30, 2017:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(375,125)	52,075,703	(0.01)

	Loss	Weighted Average
For the three-months ended June 30, 2016:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(601,172)	28,202,739	$(0.02)

	Loss	Weighted Average
For the six-months ended June 30, 2017:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(742,743)	48,093,572	(0.02)

	Loss	Weighted Average
For the six-months ended June 30, 2016:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(689,851)	28,175,406	$(0.02)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 11 - Income taxes

The provision for income taxes is $70,000 for the three and six months ended June 30, 2017 and $0 for the three and six months ended June 30, 2016. The provision reflects an estimated current tax liability associated with earnings of a foreign subsidiary.  The effective tax rate is (23%) and (10%) for the three and six months ended June 30, 2017, and 0% for the three and six months ended June 30, 2016.  As of December 31, 2016, the Company had approximately $3,259,000 of gross federal net operating losses and $951,000 of gross state net operating losses available. The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of federal, state and foreign taxable income. The Company does not believe it has any material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $0 interest and penalties for the three and six months ended June 30, 2017 and 2016.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not updated its analysis through June 30, 2017 and 2016, and has not analyzed the potential impact of its recent equity financing on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

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

Information with respect to our operating income (loss) by segment is as follows:

	For the three months ended June 30, 2017				For the three months ended June 30, 2016
	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals

Net sales	$6,166,552	$1,040,250	$743,274	$7,950,076	$3,421,711	$1,122,381	$-	$4,544,092

Cost of sales	844,033	488,941	393,072	1,726,046	794,963	548,106	-	1,343,069
Gross profit	5,322,519	551,309	350,202	6,224,030	2,626,748	574,275	-	3,201,023

Operating expenses:
General and administrative	2,374,877	254,683	43,711	2,673,271	958,044	123,375	-	1,081,419
Selling and marketing	3,753,088	14,755	86,188	3,854,031	2,674,690	42,631	-	2,717,321
Total operating expense	6,127,965	269,438	129,899	6,527,302	3,632,734	1066,006	-	3,798,740
Operating income (loss)	$(805,446)	$281,871	$220,303	$(303,272)	$(1,005,986)	$408,269	$-	$(597,717)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

	For the six months ended June 30, 2017				For the six months ended June 30, 2016
	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals

Net sales	$13,107,803	$1,520,731	$968,661	$15,597,195	$5,913,566	$2,354,170	-	$8,267,736

Cost of sales	2,666,220	755,735	457,671	3,879,626	1,364,317	1,175,448	-	2,539,765
Gross profit	10,441,583	764,996	510,990	11,717,569	4,549,249	1,178,722	-	5,727,971

Operating expenses:
General and administrative	4,703,309	389,898	62,334	5,155,541	1,794,840	245,897	-	2,040,737
Selling and marketing	7,006,522	47,938	189,515	7,243,975	4,313,136	56,712	-	4,369,848
Total operating expense	11,709,831	437,836	251,849	12,399,516	6,107,976	302,609	-	6,410,585

Operating income (loss)	$(1,268,248)	$327,160	$259,141	$(681,947)	$(1,558,727)	$876,113	-	$(682,614)

Selected balance sheet information by segment is presented in the following table as of:

	June 30, 2017	December 31, 2016
Direct to Consumer	$19,230,911	$4,454,701
International Third Party Distributor	21,075	84,713
Airline/Other Retail	657,500	-
Total Assets	$19,909,486	$4,539,414

Note 13 – Subsequent Events

As disclosed in Notes 1 and 3 on the PhotoMedex Acquisition, on July 12, 2017, the Company entered into a Termination and Release Agreement with the PhotoMedex Sellers (“PHMD”), and on July 15,, 2017, secured the payment to satisfy the terms of the agreement with a $2,000,000 promissory note. The following summarizes the amounts owed to PHMD as of June 30, 2017 and the expected gain on settlement to be recorded subsequent to June 30, 2017:

Contingent Consideration Owed to PHMD		$3,579,760
Other receivable
Due from PHMD	$(837,708)
Contingent Consideration Earned	570,248	(267,460)
Net Amount Owed to PHMD		$3,312,300

Settlement Amount		$2,000,000
Assignment of Sigmatron Deposit to ICTV		(210,000)
Net Settlement		1,790,000

Gain on Settlement		$1,522,300

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2017 with the three and six months ended June 30, 2016.

Revenues

Our net sales increased to approximately $7,950,000 and $15,597,000, for the three and six months ended June 30, 2017, from approximately $4,544,000 and $8,268,000 recorded during the three and six months ended June 30, 2016. The primary driver of the increase of sales was the result of the addition of sales from the no!no!TM, KyrobakTM and Cleartouch TM products that were acquired in the PhotoMedex acquisition in January 2017 (described under “Recent Transactions” below), which generated additional direct to consumer sales of $1,822,000 and $3,282,000, additional live home shopping sales of $738,000 and $2,671,000 and additional retail and e-commerce sales of $2,353,000 and $2,948,000, in each case, for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2017, sales relating to DermaWandTM for direct response television (DRTV), including DermaVital®, were approximately $2,558,000 and $4,654,000, as compared to approximately $2,814,000 and $4,903,000 during the three and six months ended June 30, 2016. Our sales related to the DermaVital® skin care line were approximately $305,000 and $551,000, and $328,000 and $725,000 during the three and six months ended June 30, 2017 and 2016, respectively.

Included in net sales are retail sales of approximately $2,075,000 and $3,103,000, for the three and six months ended June 30, 2017, increased from approximately $156,000 and $215,000 recorded during the three and six months ended June 30, 2016. In addition, third party e-commerce sales were approximately $1,176,000 and $2,232,000 for the three and six months ended June 30, 2017, increased from approximately $512,000 and $878,000 during the three and six months ended June 30, 2016. The increase in these channels relates to the expansion of retail placement for DermaWand in the North American market, both in traditional brick and mortar and online retail. In addition, as part of the PhotoMedex asset acquisition, ICTV inherited retail placement for no!no! hair, primarily in the United Kingdom with retail placement in outlets such as Boots, Argos, JD Williams, and Very. We expect our retail sales to grow throughout the remainder of 2017.

During the three and six months ended June 30, 2017, international third party sales revenue decreased to approximately $1,040,000 and $1,521,000 as compared to approximately $1,122,000 and $2,354,000 during the three and six months ended June 30, 2016. Our international third party distributor revenue is impacted by timing of shipments at period end, currency fluctuations and the appreciation of the U.S. dollar, as well as scheduling considerations with our distributors’ end customers. The decrease in international third party distributor revenue is primarily due to a shift in focus as to how ICTV is expanding its marketing and distribution platform internationally. With the acquisition of the PhotoMedex assets, ICTV now has a physical presence in Europe and Asia through our London and Hong Kong offices. Plans are underway to launch direct campaigns in other European and Asian countries, thus reducing the number of international distributors that ICTV will allow to sell our products.

Plans are in place to begin selling the newly acquired assets through ICTV’s network of distributors. Our sales team has begun presenting these products to the distributors and we expect sales of the new products to begin in the second half of 2017 and build throughout 2018.

Gross Margin

Gross margin percentage was approximately 78% and 75% for the three and six months ended June 30, 2017, compared to approximately 70% and 69% during the same three and six months in 2016. For the three and six months ended June 30, 2017, we generated approximately $6,224,000 and $11,718,000 in gross margin, compared to approximately $3,201,000 and $5,728,000 during the three and six months ended June 30, 2016 as a result of the addition of the no!no!TM, KyrobakTM and Cleartouch TM products acquired in January 2017. The increase in gross profit percentage is attributed to a higher percentage of sales generated directly, as opposed to selling through third parties, both domestically and internationally.

Operating Expenses

Total operating expenses increased to approximately $6,527,000 and $12,400,000 during the three and six months ended June 30, 2017, from approximately $3,799,000 and $6,411,000 during the three and six months ended June 30, 2016, an increase of approximately $2,728,000 and $5,989,000, respectively. This increase in operating expenses relates primarily to the PhotoMedex acquisition. The largest factor is an increase in media expenditures. Media expenditures were approximately $1,834,000 and $3,465,000 and $1,723,000 and $2,566,000 for the three and six months ended June 30, 2017 and 2016, respectively. In addition to media expenditures, there was an increase in internet marketing expense of $991,000 and $1,490,000 to $1,243,000 and $2,090,000 for the three and six months ended June 30, 2017 from $252,000 and $600,000 during the three and six months ended June 30, 2016, as we continue to shift to more digital marketing efforts through search engine marketing and optimization, paid social media and banner ad campaigns.

As a result of the increase in media expenses, there were additional volume related increases. Answering service expense decreased to approximately $133,000 and increased to approximately $380,000 during the three and six months ended June 30, 2017, from approximately $212,000 and $357,000 during the three and six months ended June 30, 2016. Customer service expenses increased to approximately $188,000 and $361,000 during the three and six months ended June 30, 2017, from approximately $75,000 and $173,000 during the three and six months ended June 30, 2016. Merchant fees increased to approximately $128,000 and $241,000 during the three and six months ended June 30, 2017, from approximately $75,000 and $134,000 during the three and six months ended June 30, 2016. Total bad debt expenses increased to approximately $334,000 and $653,000 during the three and six months ended June 30, 2017, from approximately $252,000 and $442,000 during the three and six months ended June 30, 2016, which is consistent with the increase in sales.

In addition to the volume related increases, our operating expenditures increased in a number of other areas as a result of the PhotoMedex and Ermis Labs acquisitions, which were completed in January 2017. Payroll expenses increased to approximately $704,000 and $1,438,000 during the three and six months ended June 30, 2017 from approximately $386,000 and $765,000 during the three and six months ended June 30, 2016, as a result of additional employees from the PhotoMedex acquisition. Travel and consulting expenses increased to approximately $95,000 and $183,000 during the three months ended June 30, 2017 and increased to approximately $176,000 and $326,000 during the six months ended June 30, 2017, compared to approximately $24,000 and $47,000 during the three months ended June 30, 2016, and approximately $66,000 and $130,000 during the six months ended June 30, 2016. In addition, legal expenses increased to approximately $90,000 and $186,000 during the three and six months ended June 30, 2017 from approximately $46,000 and $60,000 for the three and six months ended June 30, 2016.

Additionally, as all non-employee awards vested in the prior year, our total share based compensation expenses decreased approximately $4,000 to approximately $77,000 during the three months ended June 30, 2017 from $81,000 during the three months ended June 30, 2016, and increased approximately $291,000 to $495,000 during the six months ended June 30, 2017, from approximately $204,000 during the six months ended June 30, 2016. The $291,000 increase was attributable to bonuses awarded in the second quarter.

Net Loss

We generated a net loss of approximately $375,000 and $743,000 for the three and six months ended June 30, 2017, compared with a net loss of approximately $601,000 and $690,000 for the three and six months ended June 30, 2016.

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

Under the PhotoMedex purchase agreement, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commence with net cash actually received from and after January 23, 2017 and continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales.

On July 12, 2017, we and ICTV Holdings entered into a Termination and Release Agreement with PhotoMedex and its subsidiaries. Under the terms of the Termination and Release Agreement, the PhotoMedex purchase agreement is terminated and of no further force and effect, except for certain surviving rights, obligations and covenants described in the termination and release agreement. Pursuant to the termination and release agreement, each of the Company and ICTV Holdings, on the one hand, and PhotoMedex and its subsidiaries on the other hand, fully release, forever discharge and covenant not to sue any other party, from and with respect to any and all past and present claims arising out of, based upon or relating to the PhotoMedex purchase agreement (other than the surviving covenants described in the termination and release agreement) or the transactions contemplated thereby. The termination and release agreement required that the Company pay to PhotoMedex $2,000,000 on or before July 15, 2017, subject to which, neither the Company nor ICTV Holdings shall have any further royalty or other payment obligations under the PhotoMedex purchase agreement.

As partial consideration for the releases provided by ICTV Holdings to PhotoMedex and its subsidiaries, on July 12, 2017, ICTV Holdings and PhotoMedex and its subsidiaries entered into a bill of sale and assignment, which provides that each of PhotoMedex and its subsidiaries sell, assign, transfer, convey and deliver to ICTV Holdings, and ICTV Holdings purchase and accept from each of PhotoMedex and its subsidiaries, all of its right, title and interest, legal or equitable, in and to a deposit in the amount of $210,000 held by a supplier, Sigmatron International, Inc., pursuant to an arrangement between one or more of PhotoMedex and its subsidiaries and Sigmatron.

On July 15, 2017, to secure the $2,000,000 payment required under the termination and release agreement, we issued a 30-month secured promissory note to LeoGroup Private Investment Access, LLC in the principal amount of $2,000,000. The note provides that the Company shall make monthly principal and interest payments of $100,000 to LeoGroup Private Investment Access for 30 months. The note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The note contains customary covenants of the Company and customary events of default. Subject to the terms and conditions of the note, so long as any event of default, as described in the note, is continuing, without cure, for a period of five (5) business days after written notice from LeoGroup Private Investment Access to the Company or a longer period if set forth in in the notice from LeoGroup Private Investment Access or if agreed to by the parties, all obligations of the Company under the note shall be immediately due and payable, and LeoGroup Private Investment Access may exercise any other remedies available at law or in equity.

Ermis Labs Acquisition

On October 4, 2016, we and our wholly-owned subsidiary entered into an asset purchase agreement with LeoGroup Private Debt Facility and Ermis Labs pursuant to which we agreed to acquire substantially all of the assets of Ermis Labs.

On January 23, 2017, we completed the Ermis Labs asset purchase for an aggregate purchase price of approximately $1,982,000, paid as follows: (i) $400,000 of the purchase price was paid on January 23, 2017 through the issuance of 2,500,000 shares of our common stock to the stockholders of Ermis Labs, the value of which was based on the closing price of our common stock on the OTCQX on January 23, 2017, which was $0.34 per share; and (ii) the remainder of the purchase price will be payable in the form of a continuing royalty as described in more detail below. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

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

On January 23, 2017, we also entered into a registration rights agreement with the investors in connection with the completion of the private placement. Subject to the terms and conditions of the registration rights agreement, on April 14, 2017, we filed a registration statement covering the resale of the common stock sold to the investors in the private placement, subject to customary underwriter cutbacks. On June 12, 2017, we filed an amendment to the registration statement, which was declared effective by the Securities and Exchange Commission on June 15, 2017.

The issuance of the common stock pursuant to the securities purchase agreement was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

Liquidity and Capital Resources

At June 30, 2017, we had approximately $2,255,000 in cash and cash equivalents compared to approximately $1,390,000 at December 31, 2016. Cash flow used in operating activities was approximately $885,000 during the six months ended June 30, 2017 compared to cash flow provided by operating activities of approximately $307,000 during the same period in 2016. The fluctuation was primarily a result of a net increase of approximately $2,553,000 in accounts receivable, net of bad debt expense, of approximately $653,000, an increase of inventory of $507,000 and an increase in other receivables of $838,000 related to the transition services agreement, offset by an increase of approximately $3,049,000 in accounts payable and accrued expenses.

Cash flow used by investing activities was approximately $5,127,000 during the six months ended June 30, 2017 compared to no investing activities during the same period in 2016. During 2017, we paid $5,000,000 in the PhotoMedex acquisition, which was completed in January 2017, and we had capital expenditures of approximately $127,000

Cash flow provided by financing activities was approximately $6,874,000 during the six months ended June 30, 2017 compared to cash used in financing activities of approximately $150,000 during the same period in 2016. Included in 2017 financing activities, was the issuance of 20,588,243 shares of common stock for proceeds of approximately $6,983,000, net of issuance costs. In addition, there was an exercise of stock options for proceeds of approximately of $56,000. We also had $150,000 net cash used in financing activities as a result of the pay-down of the DermaWandTM asset purchase agreement during both the six months ended June 30, 2017 and 2016.

As discussed in Note 5 in the Notes to the Condensed Consolidated Financial Statements, on January 22, 2016, we entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWandTM patent and all related trademarks and intellectual property for the sum of $1,200,000 payable with annual payments of $300,000 per year for calendar years 2016 through 2019. As of June 30, 2017, we had a debt obligation of approximately $810,000 related to this purchase agreement compared to $954,000 as of December 31, 2016. We believe that this agreement will provide additional liquidity with a lower royalty cost per unit sold of over the coming years.

We had working capital of approximately $6,832,000 at June 30, 2017, compared to $1,340,000 at December 31, 2016. Based on our current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the three months ended June 30, 2017. The Securities and Exchange Commission defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission with our Annual Report form 10-K filed on March 23, 2017.

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

We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal control over financial reporting for the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 22, 2017, Stephen Jarvis, one of the Company’s independent directors, exercised 250,001 options to purchase common stock previously issued to him at an average exercise price of approximately of $0.2222 per share, for a total price of $55,558.41. The issuance of the shares was exempt from registration under Regulation D and Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2	Share and Option Purchase Agreement	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.2	Amended and Restated Bylaws	Incorporated herein by reference of Exhibit 3.2 to the Company’s Form SB-2 filed, with the Securities and Exchange Commission on October 3, 2001.

3.3	First Amendment to Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.3 of the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

4.1	Specimen certificate evidencing the common stock	Incorporated herein by reference to Exhibit 4.1 of the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

4.2	Promissory Note, dated July 15, 2017, issued by ICTV Brands Inc. in favor of LeoGroup Private Investment Access, LLC in the principal amount of $2,000,000	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission July 18, 2017.

10.1	2001 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 of the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 3, 2001.

10.2	2011 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017.

10.3	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.4	First Amendment to Asset Purchase Agreement, dated January 23, 2017 by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

10.5	Termination and Release Agreement, dated July 12, 2017 by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission July 18, 2017.

10.6	Bill of Sale, dated July 12, 2017, by and among PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited and ICTV Holdings, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission July 18, 2017.

10.7	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.8	First Amendment to Asset Purchase Agreement, dated January 23, 2017, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

10.9	Securities Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., LeoGroup Private Debt Facility, L.P., Sandra F. Pessin and Brian L. Pessin	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.10	Registration Rights Agreement, dated January 23, 2017, by and among ICTV Brands Inc. and the Investors named therein.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

10.11	Amendment No. 1 to the Registration Rights Agreement, dated February 28, 2017, by and among ICTV Brands Inc. and the Investors signatory thereto	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017.

10.12	Escrow Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited, LeoGroup Private Debt Facility, L.P., Sandra F. Pessin, Brian L. Pessin and Bevilacqua PLLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.13	Transition Services Agreement, dated October 4, 2016, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission October 5, 2016.

10.14	First Amendment to Transition Services Agreement, dated January 23, 2017, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 23, 2017.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – President	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBEL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

ICTV BRANDS INC.
Registrant

Date: August 14, 2017	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: August 14, 2017	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	President

Date: August 14, 2017	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – President

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32	Section 1350 Certifications

