Form 10-Q/A
period 2017-06-30
ICTV Brands Inc.
filed 2017-11-08
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c., 20549

Form 10-Q/A

(Amendment No. 1)

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

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

EXPLANATORY NOTE

ICTV Brands Inc. (the “Company”) is filing this Amendment on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was originally filed with the Securities and Exchange Commission on August 14, 2017.

This Amendment No. 1 on Form Q/A is filed to correct for the double recording of one category of inventory that occurred during the quarter ended June 30, 2017. The financial impact is a decrease in inventory of $1,065,555 at June 30, 2017, an increase in the cost of sales and net loss of $1,065,555 for both the three and six months ended June 30, 2017, and an increase in the net loss per share of $0.02 for both the three and six months ended June 30, 2017.

Based on the foregoing, our management concluded that we did not maintain effective internal controls over financial reporting due to the existence of a material weakness that resulted in the error identified. See Part I, Item 4.

This Amendment No. 1 on Form 10-Q/A includes new certifications from our Chief Executive Officer, our President and our Chief Financial Officer. Except for the foregoing, no other changes are made to the Form 10-Q. The Form 10-Q, as amended by this Amendment, continues to be as of August 14, 2017 and does not reflect events occurring after August 14, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2017 (restated and unaudited) and December 31, 2016	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 (restated and unaudited) and 2016 (unaudited)	6

Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2017 (restated and unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (restated and unaudited) and 2016 (unaudited)	8

Notes to the Condensed Consolidated Financial Statements	9 - 36

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Restated) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,254,785	$1,390,641
Accounts receivable, net of allowances for returns and doubtful accounts of $397,389 and $123,109, respectively	3,059,766	506,337
Other receivable, net	267,460	-
Inventories, net	7,778,106	1,499,270
Prepaid expenses and other current assets	553,522	254,303
Total current assets	13,913,639	3,650,551

Property and equipment	1,078,337	74,098
Less accumulated depreciation	(132,415)	(58,099)
Property and equipment, net	945,922	15,999

Intangible assets, net	3,984,370	872,864

Total assets	$18,843,931	$4,539,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,694,135	$1,644,899
Deferred revenue – short term	401,736	377,445
Contingent consideration – short term	2,594,984	-
Deferred consideration – short term	160,417	-
Other liabilities	295,650	288,525
Total current liabilities	8,146,922	2,310,869

Deferred revenue – long term	233,298	274,374
Contingent consideration – long term	984,776	-
Deferred consideration – long term	1,003,701	-
Other liabilities – long term	514,826	665,713
Total long term liabilities	2,736,601	940,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,303,725 and 28,343,007 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	42,093	18,132
Additional paid-in capital	19,906,390	11,546,804
Accumulated other comprehensive income	96,701	-
Accumulated deficit	(12,084,776)	(10,276,478)

Total shareholders’ equity	7,960,408	1,288,458

Total liabilities and shareholders’ equity	$18,843,931	$4,539,414

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Restated)		(Restated)
NET SALES	$7,950,076	$4,544,092	$15,597,195	$8,267,736

COST OF SALES	2,791,601	1,343,069	4,945,181	2,539,765

GROSS PROFIT	5,158,475	3,201,023	10,652,014	5,727,971

OPERATING EXPENSES:
General and administrative	2,673,271	1,081,419	5,155,541	2,040,737
Selling and marketing	3,854,031	2,717,321	7,243,975	4,369,848
Total operating expenses	6,527,302	3,798,740	12,399,516	6,410,585

OPERATING LOSS	(1,368,827)	(597,717)	(1,747,502)	(682,614)

INTEREST EXPENSE, NET	(1,723)	(3,455)	(50,770)	(7,237)

MISCELLANEOUS INCOME (LOSS)	(130)	-	59,974	-

LOSS BEFORE PROVISION FOR INCOME TAX	(1,370,680)	(601,172)	(1,738,298)	(689,851)

PROVISION FOR INCOME TAXES	70,000	-	70,000	-

NET LOSS	$(1,440,680)	$(601,172)	$(1,808,298)	$(689,851)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	102,118	-	96,701	-

COMPREHENSIVE LOSS	$(1,338,562)	$-	$(1,711,597)	$-

NET LOSS PER SHARE
BASIC	$(0.03)	$(0.02)	$(0.04)	$(0.02)
DILUTED	$(0.03)	$(0.02)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	52,075,703	28,202,739	48,093,572	28,175,406

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Restated)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Totals

Balance at January 1, 2017	28,343,007	$18,132	$11,546,804	$-	$(10,276,478)	$1,288,458

Share based compensation	-	-	159,058	-	-	159,058

Issuance of stock for asset purchase	2,500,000	2,500	847,500	-	-	850,000

Issuance of stock, net of offering costs of $17,070	20,588,243	20,588	6,962,342	-	-	6,982,930

Issuance of stock for compensation	600,000	600	335,400	-	-	336,000

Cashless exercise of options	22,475	23	(23)	-	-	-

Exercise of options	250,000	250	55,309	-	-	55,559

Other comprehensive income	-	-	-	96,701	-	96,701

Net loss	-	-	-	-	(1,808,298)	(1,808,298)

Balance at June 30, 2017	52,303,725	$42,093	$19,906,390	$96,701	$(12,084,776)	$7,960,408

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,808,298)	$(689,851)
Adjustments to reconcile net loss to net increase in cash provided by (used in) operating activities:
Depreciation	78,263	3,744
Amortization of intangible assets	441,565	145,475
Bad debt expense	653,491	442,193
Share based compensation	159,058	204,086
Issuance of stock for compensation	336,000	-
Change in fair value of contingent consideration	(48,035)	-
Loss on disposal of property and equipment	3,228	-
Non cash interest expense	53,117	8,198
Change in assets and liabilities:
Accounts receivable	(3,206,920)	(516,374)
Other receivable	(837,708)	-
Inventories	558,342	656,805
Prepaid expenses and other current assets	(299,219)	138,626
Accounts payable and accrued liabilities	3,049,236	(90,184)
Severance payable	-	(45,995)
Deferred revenue	(16,785)	49,910
Net cash provided by (used in) operating activities	(884,665)	306,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(127,128)	-
Cash paid for acquisition of PhotoMedex, Inc.	(5,000,000)	-
Net cash used in investing activities	(5,127,128)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	6,982,930	-
Proceeds from exercise of options	55,559	-
Payments of Deferred consideration for acquisition	(14,583)	-
Payments of DermaWand asset purchase agreement	(150,000)	(150,000)
Net cash provided by (used in) financing activities	6,873,906	(150,000)

Effect of exchange rates on cash and cash equivalents	2,031	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	864,144	156,633

CASH AND CASH EQUIVALENTS, beginning of the period	1,390,641	1,334,302

CASH AND CASH EQUIVALENTS, end of the period	$2,254,785	$1,490,935

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$23	$-
Payments of DermaWand asset purchase agreement	$-	$1,200,000
Contingent consideration reclass to other receivable	$570,248	$-

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$9,198,043	$-
Fair value of deferred consideration	(4,198,043)	-
Cash paid for acquisition	$5,000,000	$-

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$1,981,822	$-
Present value of deferred consideration	(1,131,822)	-
Issuance of common stock for asset purchase	(850,000)	-
Cash paid for acquisition	$-	$-

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity (continued)

PhotoMedex Acquisition

On October 4, 2016, we and our wholly-owned subsidiary, ICTV Holdings, entered into an asset purchase agreement, as amended by the First Amendment to the Asset Purchase Agreement, dated January 23, 2017 (as so amended, the “PhotoMedex Purchase Agreement”) with PhotoMedex, Inc., a Nevada corporation (“PhotoMedex”), and its wholly owned subsidiaries, Radiancy, Inc., a Delaware corporation, PhotoTherapeutics Ltd, a private limited company limited by shares incorporated under the laws of England and Wales, and Radiancy Israel Limited, a private corporation incorporated under the laws of the State of Israel, (collectively with PhotoMedex, the “Sellers” and individually, a “Seller”), pursuant to which ICTV Holdings acquired substantially all of the assets of the Sellers, including, but not limited to, all of the equity interests of the Seller’s subsidiaries Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong, and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil, for a total purchase price of $9,500,000. Such acquisition is referred to herein as the “PhotoMedex Acquisition.” The PhotoMedex acquisition was completed on January 23, 2017. (See Note 4 - Business and Asset Acquisitions).

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

See Note 14 – Subsequent Events for additional information.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity (continued)

Liquidity

We had a net loss of approximately $1,808,000 for the six months ended June 30, 2017 and working capital of approximately $5,767,000 as of June 30, 2017. Management believes that the current available resources, including cash and cash equivalents will provide sufficient funds to enable us to meet our operating plan for at least the next twelve months from the date of this filing.

Note 2 – Restatement of Financial Statement

We have restated our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2017 to reflect the overstatement of the inventory balance and the understatement of cost of sales that occurred in the quarter ended June 30, 2017 for the following:

(1)	While closing the quarter ended September 30, 2017 the Company determined that inventory had been overstated by $1,065,555 due to the double counting of one category of inventory as of June 30, 2017.
(2)	The Company increased cost of sales by $1,065,555 for the three and six months ending June 30, 2017 to reflect the impact of the over stated inventory balance. This increased the net loss by $1,065,555 for the three and six months ending June 30, 2017. There was no impact on cash flows.
(3)	This caused the net loss per share to increase by $0.02 for both the three and six months ending June 30, 2017.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our previously reported June 30, 2017 financial statements:

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	Adjustment	June 30, 2017
	(As Filed)		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,254,785	$-	$2,254,785
Accounts receivable, net of allowances for returns and doubtful accounts of $397,389 and $123,109, respectively	3,059,766	-	3,059,766
Other receivable, net	267,460	-	267,460
Inventories, net	8,843,661	(1,065,555)	7,778,106
Prepaid expenses and other current assets	553,522	-	553,522
Total current assets	14,979,194	(1,065,555)	13,913,639

Property and equipment	1,078,337	-	1,078,337
Less accumulated depreciation	(132,415)	-	(132,415)
Property and equipment, net	945,922	-	945,922

Intangible assets, net	3,984,370	-	3,984,370

Total assets	$19,909,486	$(1,065,555)	$18,843,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,694,135	$-	$4,694,135
Deferred revenue – short term	401,736	-	401,736
Contingent consideration – short term	2,594,984	-	2,594,984
Deferred consideration – short term	160,417	-	160,417
Other liabilities	295,650	-	295,650
Total current liabilities	8,146,922	-	8,146,922

Deferred revenue – long term	233,298	-	233,298
Contingent consideration – long term	984,776	-	984,776
Deferred consideration – long term	1,003,701	-	1,003,701
Other liabilities – long term	514,826	-	514,826
Total long term liabilities	2,736,601	-	2,736,601

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,303,725 and 28,343,007 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	42,093	-	42,093
Additional paid-in capital	19,906,390	-	19,906,390
Accumulated other comprehensive income	96,701	-	96,701
Accumulated deficit	(11,019,221)	(1,065,555)	(12,084,776)
		-
Total shareholders’ equity	9,025,963	(1,065,555)	7,960,408
		-
Total liabilities and shareholders’ equity	$19,909,486	(1,065,555)	$18,843,931

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended
	June 30, 2017	Adjustment	June 30, 2017
	(As Filed)		(Restated)
NET SALES	$7,950,076		$7,950,076

COST OF SALES	1,726,046	1,065,555	2,791,601

GROSS PROFIT	6,224,030	(1,065,555)	5,158,475

OPERATING EXPENSES:
General and administrative	2,673,271		2,673,271
Selling and marketing	3,854,031		3,854,031
Total operating expenses	6,527,302		6,527,302

OPERATING LOSS	(303,272)	(1,065,555)	(1,368,827)

INTEREST EXPENSE, NET	(1,723)		(1,723)

MISCELLANEOUS INCOME (LOSS)	(130)		(130)

LOSS BEFORE PROVISION FOR INCOME TAX	(305,125)	(1,065,555)	(1,370,680)

PROVISION FOR INCOME TAXES	70,000		70,000

NET LOSS	$(375,125)	$(1,065,555)	$(1,440,680)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	102,118		102,118

COMPREHENSIVE LOSS	$(273,007)	$(1,065,555)	$(1,338,562)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.02)	$(0.03)
DILUTED	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	52,075,703		52,075,703

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the six months ended
	June 30, 2017	Adjustment	June 30, 2017
	(As Filed)		(Restated)
NET SALES	$15,597,195		$15,597,195

COST OF SALES	3,879,626	1,065,555	4,945,181

GROSS PROFIT	11,717,569	(1,065,555)	10,652,014

OPERATING EXPENSES:
General and administrative	5,155,541		5,155,541
Selling and marketing	7,243,975		7,243,975
Total operating expenses	12,399,516		12,399,516

OPERATING LOSS	(681,947)	(1,065,555)	(1,747,502)

INTEREST EXPENSE, NET	(50,770)		(50,770)

MISCELLANEOUS INCOME (LOSS)	59,974		59,974

LOSS BEFORE PROVISION FOR INCOME TAX	(672,743)	(1,065,555)	(1,738,298)

PROVISION FOR INCOME TAXES	70,000		70,000

NET LOSS	$(742,743)	$(1,065,555)	$(1,808,298)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	96,701		96,701

COMPREHENSIVE LOSS	$(646,042)	$(1,065,555)	$(1,711,597)

NET LOSS PER SHARE
BASIC	$(0.02)	$(0.02)	$(0.04)
DILUTED	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	48,093,572		48,093,572

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Filed	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(742,743)	$(1,065,555)	$(1,808,298)
Adjustments to reconcile net loss to net increase in cash provided by (used in) operating activities:
Depreciation	78,263		78,263
Amortization of intangible assets	441,565		441,565
Bad debt expense	653,491		653,491
Share based compensation	159,058		159,058
Issuance of stock for compensation	336,000		336,000
Change in fair value of contingent consideration	(48,035)		(48,035)
Loss on disposal of property and equipment	3,228		3,228
Non cash interest expense	53,117		53,117
Change in assets and liabilities:
Accounts receivable	(3,206,920)		(3,206,920)
Other receivable	(837,708)		(837,708)
Inventories	(507,213)	1,065,555	558,342
Prepaid expenses and other current assets	(299,219)		(299,219)
Accounts payable and accrued liabilities	3,049,236		3,049,236
Severance payable	-		-
Deferred revenue	(16,785)		(16,785)
Net cash provided by (used in) operating activities	(884,665)	-	(884,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(127,128)		(127,128)
Cash paid for acquisition of PhotoMedex, Inc.	(5,000,000)		(5,000,000)
Net cash used in investing activities	(5,127,128)	-	(5,127,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	6,982,930		6,982,930
Proceeds from exercise of options	55,559		55,559
Payments of Deferred consideration for acquisition	(14,583)		(14,583)
Payments of DermaWand asset purchase agreement	(150,000)		(150,000)
Net cash provided by (used in) financing activities	6,873,906	-	6,873,906

Effect of exchange rates on cash and cash equivalents	2,031		2,031

NET INCREASE IN CASH AND CASH EQUIVALENTS	864,144		864,144

CASH AND CASH EQUIVALENTS, beginning of the period	1,390,641	-	1,390,641

CASH AND CASH EQUIVALENTS, end of the period	2,254,785	$-	$2,254,785

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	23	$-	$23
Payments of DermaWand asset purchase agreement	-	$-	$-
Contingent consideration reclass to other receivable	570,248	$-	$570,248

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	9,198,043		$9,198,043
Fair value of deferred consideration	(4,198,043)		(4,198,043)
Cash paid for acquisition	5,000,000	$-	$5,000,000

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	1,981,822		$1,981,822
Present value of deferred consideration	(1,131,822)		(1,131,822)
Issuance of common stock for asset purchase	(850,000)		(850,000)
Cash paid for acquisition	-	$-	$-

Note 3 - Summary of significant accounting policies

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

Principles of consolidation

Our accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries BBI, ICTV Holdings, Ermis Labs, Inc., ICTV Brands UK Limited, ICTV Brands Israel Limited, Radiancy (HK) Limited and LK Technology. In October 2016, ICTV Holdings and Ermis Labs, Inc. were formed as holding companies for the asset purchase agreements that were entered into with PhotoMedex, Inc. and Ermis Lab, Inc. (See Note 4 - Business and Asset Acquisitions). All significant inter-company transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU2017-01 narrows the definition of a “business.” This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption. As a result of the recent PhotoMedex acquisition and Ermis asset purchase (See Note 4 - Business and Asset Acquisitions), we adopted this standard on January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include but are not limited to debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method investments. ASU 2016-15 is required to be retrospectively applied and is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. As a result of the recent PhotoMedex acquisition (See Note 4 - Business and Asset Acquisitions), we adopted this standard on January 1, 2017.

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3- Summary of significant accounting policies (continued)

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3- Summary of significant accounting policies (continued)

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Summary of significant accounting policies (continued)

Other receivable

Other receivable is a current receivable due from the PhotoMedex Acquisition related to the transition service agreement as part of the PhotoMedex Acquisition. As of June 30, 2017, the other receivable was approximately $267,000, which is net of contingent consideration earned of approximately $570,000. As a result of the Release Agreement described in Note 1, this other receivable was satisfied. See Notes 1 and 4 - PhotoMedex Acquisition and Note 14 – Subsequent Events.

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Summary of significant accounting policies (continued)

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Summary of significant accounting policies (continued)

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Summary of significant accounting policies (continued)

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3- Summary of significant accounting policies (continued)

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 3 - Summary of significant accounting policies (continued)

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

Note 4 - Business and Asset Acquisitions:

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 4- Business and Asset Acquisitions (continued):

Under the PhotoMedex Purchase Agreement, until the July 12, 2017 Release Agreement discussed in Note 1, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commence with net cash actually received from and after January 23, 2017, and continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales. The fair value of the contingent consideration was determined using the present value of expected payments as of the date of acquisition is $4,198,043 using the assumption of 9.7% discount rate over 18 months. There were no payments made during the three and six months ended June 30, 2017. Included in the balance sheet at June 30, 2017 is the fair value of the contingent consideration of approximately $3,580,000 of which approximately $2,595,000 is current at June 30, 2017. See Note 1 – PhotoMedex Acquisition and Note 14 – Subsequent Events for additional information.

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

June 30, 2017 and 2016

(Unaudited)

Note 4 - Business and Asset Acquisitions (continued):

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

	For the three months ended June 30,
	2017	2016
Net sales	$11,489,077	$14,204,092
Net loss	$(1,134,367)	$(2,508,172)
Net loss per share – basic and diluted	$(0.02)	$(0.05)
Weighted average number of common shares basic and diluted	52,075,703	48,790,982

	For the six months ended June 30,
	2017	2016
Net sales	$19,136,195	$27,849,736
Net loss	$(1,501,986)	$(6,424,851)
Net loss per share – basic and diluted	$(0.03)	$(0.13)
Weighted average number of common shares basic and diluted	48,093,572	48,736,649

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

June 30, 2017 and 2016

(Unaudited)

Note 4 - Business and Asset Acquisitions (continued):

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

Note 5- Fair Value Measurements

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

The fair value of these Level 3 instruments involve generating various scenarios for projected revenues over a specified time period and calculating the associated contingent considerations and discounting the average payments to present value. See Note 4 - Business and Asset Acquisitions for further discussion of this contingent consideration liability.

The changes in the fair value of the Company’s contingent consideration payable due to PhotoMedex, Inc. for the six months ended June 30, 2017 was as follows:

Balance at January 23, 2017-initial measurement	$4,198,043
Contingent consideration earned	(570,248)
Change in fair value	(48,035)
Balance at June 30, 2017	$3,579,760

Pursuant to the Release Agreement, as of July 12, 2017, the Company is no longer obligated to PhotoMedex, Inc. for the contingent consideration balance at June 30, 2017 totaling $3,579,760. (See Note 1 - PhotoMedex Acquisition and Note 14 – Subsequent Events).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 6 - Commitments and contingencies

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

Note 7 - Intangibles, net:

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

Note 7 - Intangibles, net (continued)

The following table outlines the estimated future amortization expense related to the intangible assets held as of June 30, 2017.

2017 (remaining six months)	501,000
2018	1,001,000
2019	1,001,000
2020	711,000
2021	711,000
Thereafter	59,000

$3,984,000

Note 8 - DermaWand Purchase Agreement

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

Note 9 - Capital Transactions

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

June 30, 2017 and 2016

(Unaudited)

Note 9- Capital Transactions (continued):

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

Note 10- Related party transactions

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

Note 11 - Basic and diluted earnings per share

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

June 30, 2017 and 2016

(Unaudited)

Note 11 - Basic and diluted earnings per share (continued):

All outstanding securities were anti-dilutive for the three and six months ended June 30, 2017 and 2016 as a result of a net losses for periods. The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	June 30, 2017	June 30, 2016

Options to purchase common stock	5,378,335	5,748,336

The computations for basic and fully diluted earnings per share are as follows:

	Loss	Weighted Average
For the three-months ended June 30, 2017:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders (restated)	$(1,440,680)	52,075,703	(0.03)

	Loss	Weighted Average
For the three-months ended June 30, 2016:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(601,172)	28,202,739	$(0.02)

	Loss	Weighted Average
For the six-months ended June 30, 2017:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders (restated)	$(1,808,298)	48,093,572	(0.04)

	Loss	Weighted Average
For the six-months ended June 30, 2016:	(Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(689,851)	28,175,406	$(0.02)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

Note 12 - Income taxes

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

Note 13 - Segment reporting

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

Information with respect to our operating income (loss) by segment is as follows:

	For the three months ended June 30, 2017 (restated)				For the three months ended June 30, 2016
	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals

Net sales	$6,166,552	$1,040,250	$743,274	$7,950,076	$3,421,711	$1,122,381	$-	$4,544,092

Cost of sales	1,909,588	488,941	393,072	2,791,601	794,963	548,106	-	1,343,069
Gross profit	4,256,964	551,309	350,202	5,158,475	2,626,748	574,275	-	3,201,023

Operating expenses:
General and administrative	2,374,877	254,683	43,711	2,673,271	958,044	123,375	-	1,081,419
Selling and marketing	3,753,088	14,755	86,188	3,854,031	2,674,690	42,631	-	2,717,321
Total operating expense	6,127,965	269,438	129,899	6,527,302	3,632,734	1066,006	-	3,798,740
Operating income (loss)	$(1,871,001)	$281,871	$220,303	$(1,368,827)	$(1,005,986)	$408,269	$-	$(597,717)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Unaudited)

	For the six months ended June 30, 2017 (restated)				For the six months ended June 30, 2016
	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals

Net sales	$13,107,803	$1,520,731	$968,661	$15,597,195	$5,913,566	$2,354,170	-	$8,267,736

Cost of sales	3,731,775	755,735	457,671	4,945,181	1,364,317	1,175,448	-	2,539,765
Gross profit	9,376,028	764,996	510,990	10,652,014	4,549,249	1,178,722	-	5,727,971

Operating expenses:
General and administrative	4,703,309	389,898	62,334	5,155,541	1,794,840	245,897	-	2,040,737
Selling and marketing	7,006,522	47,938	189,515	7,243,975	4,313,136	56,712	-	4,369,848
Total operating expense	11,709,831	437,836	251,849	12,399,516	6,107,976	302,609	-	6,410,585

Operating income (loss)	$(2,333,803)	$327,160	$259,141	$(1,747,502)	$(1,558,727)	$876,113	-	$(682,614)

Selected balance sheet information by segment is presented in the following table as of:

	June 30, 2017	December 31, 2016
	(restated)
Direct to Consumer	$18,165,356	$4,454,701
International Third Party Distributor	21,075	84,713
Airline/Other Retail	657,500	-
Total Assets	$18,843,931	$4,539,414

Note 14 – Subsequent Events

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

Gross Margin

Gross margin percentage was approximately 65% and 68% for the three and six months ended June 30, 2017, compared to approximately 70% and 69% during the same three and six months in 2016. For the three and six months ended June 30, 2017, we generated approximately $5,158,000 and $10,652,000 in gross margin, compared to approximately $3,201,000 and $5,728,000 during the three and six months ended June 30, 2016 as a result of the addition of the no!no!TM, KyrobakTM and Cleartouch TM products acquired in January 2017. The decrease in gross profit margin is attributed to the shift to lower margin sales via retailers from higher margin direct to consumer sales, the expenses of integrating and maintaining two logistics operations post the PhotoMedex asset acquisition, the amortization of a portion of the fair value adjustment assigned to the purchased inventory, and the significantly higher returns on some of those acquired products in part driven by 60 day return policies versus 30 days for the rest of the business.

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

Net Loss

We generated a net loss of approximately $1,441,000 and $1,808,000 for the three and six months ended June 30, 2017, compared with a net loss of approximately $601,000 and $690,000 for the three and six months ended June 30, 2016.

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

Liquidity and Capital Resources

At June 30, 2017, we had approximately $2,255,000 in cash and cash equivalents compared to approximately $1,390,000 at December 31, 2016. Cash flow used in operating activities was approximately $885,000 during the six months ended June 30, 2017 compared to cash flow provided by operating activities of approximately $307,000 during the same period in 2016. The fluctuation was primarily a result of an increase of approximately $3,200,000 in accounts receivable, an increase in other receivables of $838,000 related to the transition services agreement, an increase in prepaids and other current assets of approximately $299,000, and a decrease in inventory of $558,000, offset by an increase of approximately $3,049,000 in accounts payable and accrued expenses.

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

As discussed in Note 6 in the Notes to the Condensed Consolidated Financial Statements, on January 22, 2016, we entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWandTM patent and all related trademarks and intellectual property for the sum of $1,200,000 payable with annual payments of $300,000 per year for calendar years 2016 through 2019. As of June 30, 2017, we had a debt obligation of approximately $810,000 related to this purchase agreement compared to $954,000 as of December 31, 2016. We believe that this agreement will provide additional liquidity with a lower royalty cost per unit sold of over the coming years.

We had working capital of approximately $5,767,000 at June 30, 2017, compared to $1,340,000 at December 31, 2016. Based on our current rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital for at least the next twelve months.

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

We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that due to the material weakness in inventory accounting, our disclosure controls and procedures were not effective.

A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weakness in the Company’s internal control over financial reporting as of June 30, 2017:

As of June 30, 2017, there was an internal control material weakness surrounding the Company’s inventory accounts. The Company did not maintain accurate records of specific quantities of inventory acquired in the PhotoMedex transaction not yet transferred as of June 30, 2017. Inventory acquired from PhotoMedex was accounted for by using a manual Excel spreadsheet, which did not properly account for inventory transferred to our primary warehouse and distribution center during the quarter ended June 30, 2017, resulting in quantities being recorded twice, overstating the consolidated inventory balance. Additionally, there were insufficient physical counts and insufficient compensating detective controls in place to identify the error. These factors resulted in a material misstatement of the interim financial statements.

Planned Remediation of Material Weakness

To remediate the Company’s material weakness surrounding its inventory accounts, we intend to fully implement the new accounting software that went live on October 1, 2017, which will eliminate the manual process controls currently in place that allowed the error to occur in the second quarter 2017. This new software, once fully implemented, will allow real time tracking of inventory balances, greatly increasing controls around the balances on hand at any given time. We will then be able to reconcile our inventory to the third party warehouse reports on a regular basis. In the interim time period, we intend to reconcile third party warehouse reports to our manual Excel inventory spreadsheet. We moved substantially all USA PhotoMedex finished devices inventory to our primary warehouse and distribution center during the third quarter 2017, reducing the likelihood and/or material impact of this error reoccurring. As the error was discovered after closing of the third quarter 2017 books and records, we are unable to begin to implement any changes to the internal control framework to remediate this material weakness until the fourth quarter 2017.

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

ICTV BRANDS INC.
Registrant

Date: November 8, 2017	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: November 8, 2017	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	President

Date: November 8, 2017	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – President

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32	Section 1350 Certifications

