Form 10-Q
period 2017-09-30
ICTV Brands Inc.
filed 2017-11-20
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c., 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 20, 2017, the Issuer had 52,340,700 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$961,024	$1,390,641
Accounts receivable, net of allowances for returns and doubtful accounts of $438,533 and $123,109, respectively	3,753,803	506,337
Inventories, net	7,479,842	1,499,270
Prepaid expenses and other current assets	352,678	254,303
Total current assets	12,547,347	3,650,551

Property and equipment	1,111,900	74,098
Less accumulated depreciation	(183,048)	(58,099)
Property and equipment, net	928,852	15,999

Intangible assets, net	3,733,979	872,864

Total assets	$17,210,178	$4,539,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,047,357	$1,644,899
Current portion of long-term debt due to related party	641,399	-
Deferred revenue	258,189	377,445
Deferred consideration	160,417	-
Other liabilities	369,563	288,525
Total current liabilities	6,476,925	2,310,869

Deferred revenue – long term	215,077	274,374
Deferred consideration – long term	1,026,097	-
Other liabilities – long term	443,656	665,713
Long term debt due to related party, net of current portion	1,298,363	-
Total long term liabilities	2,983,193	940,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,324,032 and 28,343,007 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	42,113	18,132
Additional paid-in capital	19,970,657	11,546,804
Accumulated other comprehensive income	208,924	-
Accumulated deficit	(12,471,634)	(10,276,478)

Total shareholders’ equity	7,750,060	1,288,458

Total liabilities and shareholders’ equity	$17,210,178	$4,539,414

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
NET SALES	$7,559,754	$4,203,530	$23,156,949	$12,471,266

COST OF SALES	3,049,989	1,158,998	7,995,170	3,698,764

GROSS PROFIT	4,509,765	3,044,532	15,161,779	8,772,502

OPERATING EXPENSES:
General and administrative	2,488,376	1,035,752	7,643,917	3,076,489
Selling and marketing	4,102,346	2,267,103	11,346,321	6,636,950
Total operating expenses	6,590,722	3,302,855	18,990,238	9,713,439

OPERATING LOSS	(2,080,957)	(258,323)	(3,828,459)	(940,937)

INTEREST EXPENSE, NET	(164,377)	(3,274)	(215,147)	(10,511)

Gain on settlement	1,969,245	-	1,969,245	-
Other miscellaneous income, net	1,508	-	61,482	-
TOTAL MISCELLANEOUS INCOME	1,970,753	-	2,030,727	-

LOSS BEFORE PROVISION FOR INCOME TAX	(274,581)	(261,597)	(2,012,879)	(951,448)

PROVISION FOR INCOME TAXES	112,277	-	182,277	-

NET LOSS	$(386,858)	$(261,597)	$(2,195,156)	$(951,448)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	112,223	-	208,924	-

COMPREHENSIVE LOSS	$(274,635)	$(261,597)	$(1,986,232)	$(951,448)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.01)	$(0.04)	$(0.03)
DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	52,321,826	28,202,739	49,518,478	28,184,584

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Totals

Balance at January 1, 2017	28,343,007	$18,132	$11,546,804	$-	$(10,276,478)	$1,288,458

Share based compensation	-	-	223,345	-	-	223,345

Issuance of stock for asset purchase	2,500,000	2,500	847,500	-	-	850,000

Issuance of stock, net of offering costs of $17,070	20,588,243	20,588	6,962,342	-	-	6,982,930

Issuance of stock for compensation	600,000	600	335,400	-	-	336,000

Cashless exercise of options	42,782	43	(43)	-	-	-

Exercise of options	250,000	250	55,309	-	-	55,559

Other comprehensive income	-	-	-	208,924	-	208,924

Net loss	-	-	-	-	(2,195,156)	(2,195,156)

Balance at September 30, 2017	52,324,032	$42,113	$19,970,657	$208,924	$(12,471,634)	$7,750,060

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	2107	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,195,156)	$(951,448)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	128,835	5,637
Amortization of intangible assets	691,957	218,213
Bad debt expense	903,710	693,607
Share based compensation	223,345	259,328
Issuance of stock for compensation	336,000	-
Change in fair value of contingent consideration	(48,035)	-
Loss on disposal of property and equipment	6,197	-
Non cash interest expense	105,459	11,933
Gain on settlement of contingent consideration	(1,969,245)	-
Change in assets and liabilities:
Accounts receivable	(4,113,466)	(900,774)
Inventories	922,503	751,369
Prepaid expenses and other current assets	114,171	52,158
Accounts payable and accrued liabilities	3,025,709	(72,073)
Severance payable	-	(45,995)
Deferred revenue	(178,553)	82,304
Net cash (used in) provided by operating activities	(2,046,569)	104,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(171,196)	(1,290)
Cash paid for acquisition of PhotoMedex, Inc.	(5,000,000)	-
Net cash used in investing activities	(5,171,196)	(1,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	6,982,930	-
Proceeds from exercise of options	55,559	-
Payments of deferred consideration for asset acquisition	(14,583)	-
Payments of DermaWand asset purchase agreement	(150,000)	(225,000)
Settlement payment for PhotoMedex acquisition	(2,000,000)	-
Proceeds from long-term debt to related party	2,000,000	-
Repayments of long-term debt to related party	(87,441)	-
Net cash provided by (used in) financing activities	6,786,465	(225,000)

Effect of exchange rates on cash and cash equivalents	1,683	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(429,617)	(122,031)

CASH AND CASH EQUIVALENTS, beginning of the period	1,390,641	1,334,302

CASH AND CASH EQUIVALENTS, end of the period	$961,024	$1,212,271

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$43	$-
Payments of DermaWand asset purchase agreement	$-	$1,200,000

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$9,198,043	$-
Fair value of deferred consideration	(4,198,043)	-
Cash paid for acquisition	$5,000,000	$-

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$1,981,822	$-
Present value of deferred consideration	(1,131,822)	-
Issuance of common stock for asset purchase	(850,000)	-
Cash paid for acquisition	$-	$-

Settlement of contingent consideration to PhotoMedex on July 12, 2017
Contingent consideration owed to PhotoMedex	$3,579,760	$-
Other receivables amount forgiven	(837,708)	-
Payables extinguished	1,017,193	-
Settlement payment made	(2,000,000)	-
Assignment of deposit amount	210,000	-
Gain on settlement of contingent consideration	$1,969,245	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

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

The goal of our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to, direct response television (“DRTV”), digital marketing, live home shopping, traditional retail, e-commerce marketplaces, and international third party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

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

Under the PhotoMedex Purchase Agreement, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commenced with net cash actually received from and after January 23, 2017, and would continue until the total royalty paid to PhotoMedex and its subsidiaries totaled $4,500,000.

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

As partial consideration for the releases provided by ICTV Holdings to the Sellers, on July 12, 2017 the Sellers and ICTV Holdings entered into a Bill of Sale and Assignment, which provides that each Seller sell, assign, transfer, convey and deliver to ICTV Holdings, and ICTV Holdings purchase and accept from each Seller, all of the right, title and interest, legal or equitable, of each such Seller in and to a deposit in the amount of $210,000 held by a supplier, Sigmatron International, Inc. (“Sigmatron”), between the Sellers and Sigmatron.

On July 15, 2017, to secure the Payment, we issued a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”), a significant shareholder, in the principal amount of $2,000,000 with an effective interest rate of 34% (see Note 7 – Long-term Debt). The Note provides that the Company shall make monthly principal and interest payments of $100,000 to the Holder for 30 months beginning August 2017. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary covenants of the Company and customary events of default. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in in the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity. The note may not be prepaid, in whole or in part, at any time and from time to time, unless expressly agreed to in writing by the Holder.

The change in the amount of the Company’s contingent consideration payable due to PhotoMedex, Inc. for the period up to the date of the Release Agreement was as follows:

Balance at January 23, 2017-initial measurement	$4,198,043
Contingent consideration earned but not paid	(570,248)
Change in fair value	(48,035)
Balance at July 12, 2017	$3,579,760

The following summarizes the amounts owed to PhotoMedex (PHMD) as of July 12, 2017 and the gain on settlement recorded during the quarter ended September 30, 2017:

Contingent consideration owed to PHMD (see above)		$3,579,760
Other payables (receivables)
Due from PHMD	$(837,708)
Contingent consideration earned but not paid	570,248
Other payable amounts due to PHMD	446,945	179,485
Net amount owed to PHMD		$3,759,245

Settlement amount		$2,000,000
Assignment of Sigmatron deposit to ICTV		(210,000)
Net settlement		1,790,000

Gain on settlement		$1,969,245

Ermis Labs Asset Acquisition

On October 4, 2016, we and our wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation (the “Purchaser”), entered into an asset purchase agreement (the “Ermis Labs Purchase Agreement”) with LeoGroup Private Debt Facility L.P. a Delaware limited partnership (the “LeoGroup L.P.”), a significant shareholder, and Ermis Labs, Inc., a New Jersey corporation (“Ermis Lab”), pursuant to which the Purchaser has agreed to acquire substantially all of the assets of Ermis Labs (collectively, the “Ermis Labs Assets”), for a total purchase price of $1,982,000. Such acquisition is referred to herein as the “Ermis Labs Asset Purchase.” (See Note 3 - Business and Asset Acquisitions).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 1 - Organization, Business of the Company and Liquidity (continued)

Liquidity

We had a net loss of approximately $2,195,000 for the nine months ended September 30, 2017 and working capital of approximately $6,070,000 as of September 30, 2017. Management believes that the current available resources, including cash and cash equivalents will provide sufficient funds to enable us to meet our operating plan for at least the next twelve months from the date of this filing.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

Our accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries BBI, ICTV Holdings, Ermis Labs, Inc., ICTV Brands UK Limited, ICTV Brands Israel Limited, Radiancy (HK) Limited and LK Technology. In October 2016, ICTV Holdings and Ermis Labs, Inc. were formed as holding companies for the asset purchase agreements that were entered into with PhotoMedex, Inc. and Ermis Lab, Inc. (See Note 3 - Business and Asset Acquisitions). All significant inter-company transactions and balances have been eliminated in consolidation.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. The most significant estimates used in these condensed consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, allocation of purchase price, valuation allowance on deferred tax assets, and share based compensation. Actual results could differ from these estimates.

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

September 30, 2017 and 2016

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not substantially or timely commenced its evaluation process to implement controls and identify the impact to its consolidated financial statements of implementing ASU No. 2014-09.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and cash equivalents and trade receivables. We maintain cash in bank accounts that, at times, may exceed federally insured limits. We have not experienced any losses and believe we are not exposed to any significant risks on cash in bank accounts.

As of September 30, 2017, 15% of the Company’s accounts receivable were due from various individual customers to whom our products had been sold directly via DRTV. In addition, 12% was due from live home shopping, 49% was due from brick and mortar retailers, 9% was due from e-commerce accounts, 11% was due from duty free airline business, and the remaining amount from miscellaneous accounts. Major customers are considered to be those who accounted for more than 10% of net sales. For the three and nine months ended September 30, 2017, there were no major customers. For the three and nine months ended September 30, 2016, there were 10% and 0%, respectively, of net sales made to one e-commerce customer.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 2- Summary of significant accounting policies (continued)

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, other payable, and contingent consideration approximate their fair values due to the short settlement period for these instruments.

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

Functional currency translation

The currency of the primary economic environment in which we operate our Company is conducted in the US dollar (“$” or “dollars”). Thus, our functional currency (other than the foreign subsidiaries mentioned below) is the US dollar. The operations of our foreign subsidiaries are conducted in the local currency of the subsidiary which is the Hong Kong Dollar (HKD), Great Britain Pound (GBP), and Israeli New Shekel (NIS).

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $439,000 at September 30, 2017 and $123,000 at December 31, 2016. The allowances are estimated based on historical customer returns and bad debts.

In addition to reserves for returns on accounts receivable, an accrual is made for the return of product that has been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $532,000 and $91,000 at September 30, 2017 and December 31, 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Inventories

Inventories consist primarily of finished products held for resale, and are valued at the lower of cost (first-in, first-out method) or net realizable value. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $454,000 and $74,000 at September 30, 2017 and December 31, 2016, respectively. Included in inventory at September 30, 2017 and December 31, 2016 is approximately $60,000 and $67,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product as well as consigned products that are held at a retailer distributor for sale.

Property and equipment

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years. Depreciation is computed using the straight-line method. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation expense amounted to approximately $51,000 and $129,000 and $2,000 and $6,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

Property and equipment consisted of the following at:

	September 30, 2017	December 31, 2016
Computer hardware and software	$125,623	$33,549
Furniture and equipment	944,894	40,549
Leasehold improvements	41,383	-
	$1,111,900	$74,098
Accumulated depreciation	(183,048)	(58,099)
Property and equipment, net	$928,852	$15,999

Intangible assets

Definite-lived intangibles are amortized using the straight-line method over their estimated useful lives ranging from four to five years. Amortization expense was approximately $251,000 and $692,000 and $73,000 and $218,000 for the three and nine months ended September 30, 2017 and 2016, respectively. We evaluate the recoverability of the intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three and nine months ended September 30, 2017 and 2016.

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

Revenue related to our DermaVitalTM continuity program is recognized monthly upon shipment to customers. Revenue from our live home shopping and retail customers is recorded upon sale to the final customer. Revenue related to international wholesale and third party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Included in deferred revenue – short-term are payments received prior to shipment on international sales of approximately $55,000 and $142,000 as of September 30, 2017 and December 31, 2016, respectively.

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

September 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

We sell warranties on our products for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets. Changes in deferred service revenue related to the warranties is presented in the following table:

	September 30, 2017	December 31, 2016
Deferred extended warranty revenue:
At beginning of period	$509,389	$629,143
Revenue deferred for new warranties, year to date	103,489	118,148
Revenue recognized year to date	(194,785)	(237,902)
At end of period	$418,093	$509,389

Current portion	$203,016	$235,015
Non-current portion	215,077	274,374
	$418,093	$509,389

Shipping and handling

The amount billed to customers for shipping and handling is included in net sales. Shipping, handling and processing revenue approximated $427,000 and $1,550,000 and $571,000 and $1,633,000 for the three and nine months ended September 30, 2017 and 2016, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $314,000 and $1,102,000 and $232,000 and $659,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Research and development costs approximated $146,000 and $210,000 and $31,000 and $88,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

Media and production costs

Media and internet marketing costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated financial statements. Production costs associated with the creation of new and updated video content and advertising campaigns are expensed at the commencement of a campaign. We incurred approximately $1,355,000 and $1,444,000 in media costs for airing infomercials, $66,000 and $7,000 in new production costs, and $1,243,000 and $299,000 in internet marketing costs for the three months ended September 30, 2017 and 2016, respectively and approximately $4,192,000 and $4,011,000 in media costs for airing infomercials, $260,000 and $210,000 in new production costs, and $3,332,000 and $899,000 in internet marketing costs for the nine months ended September 30, 2017 and 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of September 30, 2017, 50,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors, and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of September 30, 2017, 3,680,002 options are outstanding under the 2011 Plan.

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

September 30, 2017 and 2016

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

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the nine months ended September 30, 2017 and 2016:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017	3,680,002	-	3,680,002	$0.24
Granted during the period	280,000	-	280,000	0.49
Exercised during the period	(136,667)	-	(136,667)	0.15
Forfeited during the period	(93,333)	-	(93,333)	0.32

Balance, September 30, 2017	3,730,002	-	3,730,002	0.26

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Granted during the period	-	-	-	-
Exercised during the period	(350,000)	-	(350,000)	0.11
Expired during the period	(431,667)	-	(431,667)	0.22

Balance, September 30, 2016	3,255,002	-	3,555,002	$0.21

Of the stock options outstanding, as of September 30, 2017 under the Stock Option Plans, 2,525,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.23. These options expire through September 2027. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2017 and 2016 was approximately $618,000 and $12,000, respectively. The aggregate intrinsic value for options exercised during the nine months ended September 30, 2017 and 2016 was approximately $49,000 and $31,000, respectively.

For the three and nine months ended September 30, 2017 and 2016, we recorded approximately $59,000 and $205,000 and $42,000 and $218,000, respectively, in stock compensation expense under the Stock Option Plans which is included in general and administrative expense. At September 30, 2017, there was approximately $291,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

There were share grants totaling 280,000 for the nine months ended September 30, 2017 to two employees. There were no grants inside of the Plans for the nine months ended September 30, 2016. The following assumptions were used in the Black-Scholes option pricing model for these grants issued during:

2017
Risk-free interest rate	2.17%
Expected dividend yield	0.00
Expected life	6 years
Expected volatility	145%
Weighted average grant date fair value	$0.46
Forfeiture rate	5%

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the nine months ended September 30, 2017 and 2016:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017	516,667	1,676,667	2,193,334	$0.35
Granted during the period	-	-	-	-
Exercised during the period	(183,333)	-	(183,333)	0.27
Expired during the period	-	(200,000)	(200,000)	0.80

Balance, September 30, 2017	333,334	1,476,667	1,810,001	$0.31

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the period	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	0.08

Balance, September 30, 2016	516,667	1,676,667	2,193,334	$0.35

Of the stock options, outstanding outside of the Stock Option Plans as of September 30, 2017, 1,751,667 options are currently vested and exercisable. The weighted average exercise price of these options was $0.32. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2017 and 2016, was approximately $312,000 and $7,000 respectively. The aggregate intrinsic value for stock options exercised during the nine months ended September 30, 2017 was approximately $40,000. There were no options exercised during the nine months ended September 30, 2016.

For the three and nine months ended September 30, 2017 and 2016, we recorded approximately $5,000 and $18,000 and $13,000 and $41,000, respectively, in stock compensation expense related to stock options outside of the Stock Option Plans which is included in general and administrative expense. At September 30, 2017, there was approximately $8,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over a remaining vesting period of 2 years.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options (continued)

There were no grants outside of the Plan for the nine months ended September 30, 2017. The following assumptions were used in the Black-Scholes option pricing model for one grant issued during the nine months ended September 30, 2016.

2016
Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6 years
Expected volatility	156%
Weighted average grant date fair value	$0.21
Forfeiture rate	5%

The following is a summary of all stock options outstanding and nonvested for the nine months ended September 30, 2017:

				Weighted
	Number of Shares			Average
		Non-		Exercise
	Employee	Employee	Totals	Price

Balance, January 1, 2017 – nonvested	1,193,335	-	1,193,335	$0.27
Granted	280,000	-	280,000	0.49
Vested	(116,666)	-	(116,666)	0.22
Forfeited	(93,333)	-	(93,333)	0.32
Balance September 30, 2017 - nonvested	1,263,336	-	1,263,336	$0.32

Note 3 - Business and Asset Acquisitions:

PhotoMedex Acquisition

As described in Note 1, the PhotoMedex Purchase Agreement was entered into on October 4, 2016 and was completed on January 23, 2017. The total purchase price was $9,500,000.

The purchase price paid by ICTV Holdings in the PhotoMedex Acquisition was paid as follows: (i) $3,000,000 of the purchase price which was raised in a private placement (described below in more detail) was deposited on October 5, 2016 into an escrow account established by counsel to the Company and ICTV Holdings, as escrow agent (the “Escrow Agent”), under an escrow agreement entered into on October 4, 2016 among the Company, ICTV Holdings, the Sellers, the Escrow Agent, and certain investors in the Company’s private placement (the “Escrow Agreement”), which escrow funds were paid to the Sellers on January 23, 2017, in accordance with the Escrow Agreement and subject to the conditions thereof; (ii) $2,000,000 of the purchase price was to be paid on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price of $4,500,000 was payable in the form of a continuing royalty as described in more detail below. On October 4, 2016, as required by the PhotoMedex Purchase Agreement, we delivered to PhotoMedex a letter of credit from LeoGroup L.P. (a significant shareholder), a private equity fund that secures our obligation to make the $2 million payment referred to in clause (ii) above. The letter of credit was valid until the earlier of; (1) full payment on demand and presentation on or before January 23, 2017, or (2) 180 days from the date of letter of credit. The Company paid $250,000 of the purchase price payable per clause (ii) above in March 2017 and the balance of $1,750,000 was paid on April 22, 2017.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued):

Under the PhotoMedex Purchase Agreement, until the July 12, 2017 Release Agreement discussed in Note 1, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commenced with net cash actually received from and after January 23, 2017, and would continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales. The fair value of the contingent consideration was determined using the present value of expected payments as of the date of acquisition and totaled $4,198,043 using the assumption of a 9.7% discount rate over 18 months. On July 12, 2017, the Company entered into a Termination and Release Agreement with the PhotoMedex Sellers and as of September 30, 2017, no further obligation remains. See Note 1 – PhotoMedex Acquisition for additional information.

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

The changes in the fair value of the Company’s contingent consideration payable due to PhotoMedex, Inc. for the period up to the date of the Release Agreement was as follows:

Balance at January 23, 2017-initial measurement	$4,198,043
Contingent consideration earned but not paid	(570,248)
Change in fair value	(48,035)
Balance at July 12, 2017	$3,579,760

Pursuant to the Release Agreement, as of July 12, 2017, the contingent consideration balance to PhotoMedex totaling $3,579,760 was extinguished. Therefore, the balance at September 30, 2017 was zero (See Note 1 - PhotoMedex Acquisition).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued):

The following unaudited condensed pro forma financial information for the three and nine months ended September 30, 2017 and 2016 represent the combined results of the Company’s operations as if the PhotoMedex Acquisition had occurred on January 1, 2016. Excluded from the pro forma net loss and net loss per share amounts for the nine months ended September 30, 2017 are one-time acquisition costs of $49,312 attributable to the PhotoMedex Acquisition and the one time settlement gain of $1,969,245. These pro forma results are not necessarily indicative of what historical performance would have been had this business combination been effective as of the hypothetical acquisition date, nor should they be interpreted as expectations of future results.

	For the three months ended September 30,
	2017	2016
Net sales	$7,559,754	$10,345,530
Net loss	$(2,356,103)	$(2,175,597)
Net loss per share – basic and diluted	$(0.05)	$(0.04)
Weighted average number of common shares basic and diluted	52,321,825	48,790,982

	For the nine months ended September 30,
	2017	2016
Net sales	$26,695,949	$38,195,266
Net loss	$(3,858,089)	$(8,426,448)
Net loss per share – basic and diluted	$(0.08)	$(0.17)
Weighted average number of common shares basic and diluted	49,518,478	48,772,827

The results of operations for the PhotoMedex acquisition have been included in the consolidated financial statements from January 23, 2017, the effective date of the acquisition.

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

September 30, 2017 and 2016

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued):

Under the Ermis purchase agreement, we are required to pay to Ermis Labs a continuing monthly royalty of 5% of net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the over-the-counter medicated skin care products acquired in the Ermis Labs Asset Acquisition, commencing with net cash actually received by the Purchaser or its affiliates from and after January 23, 2017 and continuing until the total royalty paid to Ermis Labs totals $1,750,000; provided, however, that we are required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017. The present value of the deferred consideration of $1,750,000 was $1,131,822, based on the assumption of a discount rate of 10.7% over ten years.

The changes in the Company’s deferred consideration payable due to Ermis Labs, Inc. during the nine months ended September 30, 2017 was as follows:

Balance at January 23, 2017 – initial measurement	$1,131,822
Consideration payments	(14,583)
Accretion of interest	69,275
Balance at September 30, 2017	$1,186,514

Current portion	$160,417
Non-current portion	1,026,097
$1,186,514

The Company accounted for the Ermis Labs purchases as an asset purchase. Under this method of accounting, the total estimated purchase consideration was allocated to the specific acquired tangible and intangible assets based on their relative fair values.

The following table summarizes the consideration paid in connection with the Ermis Labs Asset Acquisition on January 23, 2017:

ICTV Brands shares	$850,000
Deferred consideration due to Ermis Labs	1,131,822
Total consideration transferred	$1,981,822

The allocation of the purchase price based on the relative fair value of the Ermis Labs assets acquired as of January 23, 2017 is as follows:

Inventory	$469,379
Formulations	1,355,983
Trademark/Tradenames	156,460
Total assets acquired	$1,981,822

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 4 - Commitments and contingencies

Leases

In February 2017, we entered into an amendment to our current lease for a new space in our current building from March 2017 through February 2022. In August 2017, we entered into a second amendment to expand our space which increased monthly base rent payments. Our London office lease became month to month beginning in September 2017 for a monthly cost of approximately $8,000. In March 2017, our Hong Kong office entered into a lease expiring in March 2018 for our current office space. Our Israel office lease is for a one year term ending in April 2018. Rent expense incurred during the three and nine months ended September 30, 2017 and 2016 totaled approximately $83,000 and $224,000 and $14,000 and $41,000, respectively.

The schedule below details the future financial obligations under the active leases.

	Remaining three months 2017	2018	2019	2020	2021	Thereafter	Total Obligation
Wayne - Corporate HQ	$37,000	$151,000	$152,000	$154,000	$156,000	$26,000	$676,000

Israel Office	17,000	22,000	-	-	-	-	39,000

Hong Kong Office	5,000	5,000	-	-	-	-	10,000

Total Lease Obligations	$59,000	$178,000	$152,000	$154,000	$156,000	$26,000	$725,000

Other matters

Product Liability Insurance

For certain products, we were (and are) listed as an additional insured party under the product manufacturers’ insurance policy. We purchased our own liability insurance, which expires on April 20, 2018. We intend to renew this policy. At present, management is not aware of any claims against the Company for any products sold.

Note 5 - Intangibles, net:

	September 30, 2017	December 31, 2016
Beginning of period	$1,163,816	$-
Additions:
DermaWand purchase	-	1,163,816
Formulations	1,355,983	-
Trademark	1,256,460	-
Patented/Unpatented Technology	940,628	-
End of period	4,716,887	1,163,816

Accumulated amortization	(982,908)	(290,952)
Intangibles, net	$3,733,979	$872,864

Amortization expense was approximately $251,000 and $692,000 and $73,000 and $219,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 5 - Intangibles, net (continued)

The following table outlines the estimated future amortization expense related to the intangible assets held as of September 30, 2017.

2017 (remaining three months)	$251,000
2018	1,001,000
2019	1,001,000
2020	711,000
2021	711,000
Thereafter	59,000

$3,734,000

Note 6 - DermaWand Purchase Agreement

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

As of September 30, 2017, the other liability balance was approximately $813,000 including the discount for imputed interest of approximately $12,000, of which approximately $370,000 was current. For the three and nine months ended September 30, 2017, we amortized approximately $3,000 and $9,000 of interest expense related to the discount for imputed interest. The related net intangible asset balance was approximately $655,000 and $873,000 as of September 30, 2017 and December 31, 2016 with amortization expense of approximately $73,000 and $218,000 being recorded in cost of sales for the three and nine months ended for both September 30, 2017 and 2016. The accumulated amortization was approximately $545,000 and $291,000 as of September 30, 2017 and December 31, 2016, respectively. Management evaluates the intangible asset for impairment when there is a triggering event and concluded there were no such events as of September 30, 2017.

Note 7 – Long-term Debt due to Related Party

The Company has a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”), a significant shareholder, in the principal amount of $2,000,000 with an effective interest rate of 34%. The Note provides that the Company shall make monthly principal and interest payments of $100,000 to the Holder for 30 months through January 2020. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary covenants of the Company and customary events of default. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in in the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity. The note may not be prepaid, in whole or in part, at any time and from time to time, unless expressly agreed to in writing by the Holder.

The balance of the long-term debt at September 30, 2017 was as follows:

Total debt	$1,939,762
Less: accrued interest	(27,203)
Long-term debt, less accrued interest	1,912,560
Less: current portion	(641,399)
Long-term debt, net	$1,271,161

Maturities of long-term debt at September 30, 2017, are as follows:

2017	$140,712
2018	697,707
2019	976,907
2020	97,234
$1,912,560

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

September 30, 2017 and 2016

(Unaudited)

Note 8 - Capital Transactions (continued):

On February 1, 2017, pursuant to the terms of the securities purchase agreement, we completed a second and final private placement whereby the selling stockholders purchased 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. We incurred approximately $17,000 of offering costs related to the private placements for the nine months ended September 30, 2017.

On March 16, 2017, we issued 600,000 shares of fully vested common stock as part of a share bonus to three executive officers. The stock price on date of issuance was $0.56 per share. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933. Total stock based compensation related to this transaction for the nine months ended September 30, 2017 was $336,000 and is included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

On June 26, 2017, a director exercised 250,000 options previously issued to him, at an exercise price approximately at an average of $0.22. The exercise resulted in an issuance of 250,000 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On July 10, 2017, a former employee exercised 35,000 options previously issued to her, at an exercise price of $0.22 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 20,307 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On October 17, 2017, a former employee exercised 16,667 options previously issued to her, at an exercise price approximately at an average of $0.22. The exercise resulted in an issuance of 16,667 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

Note 9 - Related party transactions

The spouse and mother-in-law of one of our directors, Diana Pessin, participated in the private placement on January 23, 2017 and purchased a total of 4,411,765 shares at a price of $0.34 per share for a total purchase price of $1,500,000. Kelvin Claney, our Chief Executive Officer, participated in the private placement and purchased a total of 500,000 shares at a price of $0.34 per share for a total purchase price of $170,000. LeoGroup Private Debt Facility L.P. became a major shareholder as part of the Ermis Labs Asset Acquisition described in Notes 1 and 3. On July 15, 2017 they provided the Company the $2,000,000 30-month secured promissory note to allow the buyout of the PhotoMedex royalty described in Note 1.

Note 10 - Basic and diluted earnings per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At September 30, 2017, there were 5,540,002 stock options outstanding with 4,276,667 vested and exercisable at an average exercise price of $0.26.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 10 - Basic and diluted earnings per share (continued):

All outstanding securities were anti-dilutive for the three and nine months ended September 30, 2017 and 2016 as a result of a net losses for these periods. The following securities were not involved in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	September 30, 2017	September 30, 2016

Options to purchase common stock	5,540,002	5,448,336

The computations for basic and fully diluted earnings per share are as follows:

		Weighted Average
For the three-months ended September 30, 2017:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(386,858)	52,321,826	(0.01)

		Weighted Average
For the three-months ended September 30, 2016:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(261,597)	28,202,739	$(0.01)

		Weighted Average
For the nine-months ended September 30, 2017:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss per share
Loss to common shareholders	$(2,195,156)	49,518,478	(0.04)

		Weighted Average
For the nine-months ended September 30, 2016:	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted earnings per share
Loss to common shareholders	$(951,448)	28,184,584	$(0.03)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

Note 11 - Income taxes

The provision for income taxes is approximately $112,000 and $182,000 for the three and nine months ended September 30, 2017 and $0 for the three and nine months ended September 30, 2016. The provision reflects an estimated current tax liability associated with earnings of a foreign subsidiary. The effective tax rate is (15%) and (10%) for the three and nine months ended September 30, 2017, and 0% for the three and nine months ended September 30, 2016. As of December 31, 2016, the Company had approximately $3,259,000 of gross federal net operating losses and $951,000 of gross state net operating losses available. The Company has provided a full valuation allowance on its net deferred asset as the Company does not have sufficient history of federal, state and foreign taxable income. The Company does not believe it has any material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to tax matters in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $0 interest and penalties for the three and nine months ended September 30, 2017 and 2016.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not updated its analysis through September 30, 2017, and has not analyzed the potential impact of its recent equity financing on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

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

Information with respect to our operating income (loss) by segment is as follows:

	For the three months ended September 30, 2017				For the three months ended September 30, 2016
	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals

Net sales	$6,778,661	$380,755	$400,338	$7,559,754	$3,338,816	$864,714	$-	$4,203,530

Cost of sales	2,683,194	199,835	166,960	3049,989	712,313	446,685	-	1,158,998
Gross profit	4,095,467	180,920	233,378	4,509,765	2,626,503	418,029	-	3,044,532

Operating expenses:
General and administrative	2,384,609	67,252	36,515	2,488,376	913,917	121,835	-	1,035,752
Selling and marketing	3,922,646	22,925	156,775	4,102,346	2,253,300	13,803	-	2,267,103
Total operating expense	6,307,255	90,177	193,290	6,590,722	3,167,217	135,638	-	3,302,855
Operating income (loss)	$(2,211,788)	$90,743	$40,088	$(2,080,957)	$(540,714)	$282,391	$-	$(258,323)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

(Unaudited)

	For the nine months ended September 30, 2017				For the nine months ended September 30, 2016
	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals	Direct to Consumer	International Third Party Distributor	Airline and Hong Kong Retail	Totals

Net sales	$19,945,577	$1,842,373	$1,368,999	$23,156,949	$9,252,382	$3,218,884	-	$12,471,266

Cost of sales	6,520,301	850,238	624,631	7,995,170	2,076,631	1,622,133	-	3,698,764
Gross profit	13,425,276	992,135	744,368	15,161,779	7,175,751	1,596,751	-	8,772,502

Operating expenses:
General and administrative	7,299,102	245,966	98,849	7,643,917	2,832,132	244,357	-	3,076,489
Selling and marketing	10,925,055	74,976	346,290	11,346,321	6,609,066	27,884	-	6,636,950
Total operating expense	18,224,157	320,942	445,139	18,990,238	9,441,198	272,241	-	9,713,439

Operating income (loss)	$(4,798,881)	$671,193	$299,229	$(3,828,459)	$(2,265,447)	$1,324,510	-	$(940,937)

Selected balance sheet information by segment is presented in the following table as of:

	September 30, 2017	December 31, 2016
Direct to Consumer	$16,292,109	$4,454,701
International Third Party Distributor	21,075	84,713
Airline/Other Retail	896,994	-
Total Assets	$17,210,178	$4,539,414

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2017 with the three and nine months ended September 30, 2016.

Revenues

Our net sales increased to approximately $7,560,000 and $23,157,000, for the three and nine months ended September 30, 2017, from approximately $4,204,000 and $12,471,000 recorded during the three and nine months ended September 30, 2016. The primary driver of the increase in sales was the result of the addition of sales from the no!no!TM, KyrobakTM and Cleartouch TM products that were acquired in the PhotoMedex acquisition in January 2017 (described under “Recent Transactions” below), which generated additional direct to consumer sales of $1,673,000 and $4,955,000, additional live home shopping sales of $515,000 and $3,186,000 and additional retail and e-commerce sales of $1,870,000 and $4,818,000, in each case, for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, sales relating to DermaWandTM for direct response television (DRTV), including DermaVital®, were approximately $2,299,000 and $6,953,000, as compared to approximately $2,759,000 and $7,662,000 during the three and nine months ended September 30, 2016. Our sales related to the DermaVital® skin care line were approximately $256,000 and $807,000, and $407,000 and $1,132,000 during the three and nine months ended September 30, 2017 and 2016, respectively.

Included in net sales are retail sales of approximately $2,039,000 and $5,327,000, for the three and nine months ended September 30, 2017, increased from approximately $78,000 and $293,000 recorded during the three and nine months ended September 30, 2016. In addition, third party e-commerce sales were approximately $993,000 and $3,225,000 for the three and nine months ended September 30, 2017, increased from approximately $562,000 and $1,440,000 during the three and nine months ended September 30, 2016. The increase in these channels relates to the expansion of retail placement for DermaWand in the North American market, both in traditional brick and mortar and online retail. In addition, as part of the PhotoMedex asset acquisition, ICTV inherited retail placement for no!no! hair, primarily in the United Kingdom with retail placement in outlets such as Boots, Argos, JD Williams, and Very. We expect our retail sales to grow throughout the remainder of 2017.

During the three and nine months ended September 30, 2017, international third party distributor sales revenue resulted in amounts of approximately $381,000 and $1,842,000 as compared to approximately $865,000 and $3,219,000 during the three and nine months ended September 30, 2016. The decrease in international third party distributor sales is primarily due to a shift in focus as to how ICTV is expanding its marketing and distribution platform internationally away from distributors requiring infomercials. With the acquisition of the PhotoMedex assets, ICTV now has a physical presence in Europe and Asia through our London and Hong Kong offices. Plans are underway to launch direct campaigns in other European and Asian countries, thus reducing the number of international distributors that ICTV will allow to sell our products. We are also actively working to expand retail and other distribution globally that do not require running infomercials.

Plans are in place to begin selling the newly acquired assets through ICTV’s network of distributors. Our sales team has begun presenting these products to the distributors and we expect sales of the new products to begin in the last quarter of 2017 and build throughout 2018.

Gross Margin

Gross margin percentage was approximately 59% and 65% for the three and nine months ended September 30, 2017, compared to approximately 72% and 70% during the same three and nine months in 2016. For the three and nine months ended September 30, 2017, we generated approximately $4,510,000 and $15,162,000 in gross margin, compared to approximately $3,045,000 and $8,773,000 during the three and nine months ended September 30, 2016 as a result of the addition of the no!no!TM, KyrobakTM and Cleartouch TM products acquired in January 2017. The decrease in gross profit margin is attributed to the shift to lower margin sales via retailers from higher margin direct to consumer sales, the expenses of integrating and maintaining two logistics operations post the PhotoMedex acquisition, the amortization of a portion of the fair value adjustment assigned to the purchased inventory, and the significantly higher returns on some of those acquired products in part driven by 60 day return policies versus 30 days for the rest of the business.

Operating Expenses

Total operating expenses increased to approximately $6,591,000 and $18,990,000 during the three and nine months ended September 30, 2017, from approximately $3,303,000 and $9,713,000 during the three and nine months ended September 30, 2016, an increase of approximately $3,288,000 and $9,277,000, respectively. This increase in operating expenses relates primarily to the PhotoMedex acquisition. The largest factor is an increase in internet marketing expenditures. Media expenditures were approximately $1,355,000 and $4,192,000 and $1,444,000 and $4,010,000 for the three and nine months ended September 30, 2017 and 2016, respectively. In addition to media expenditures, there was an increase in internet marketing expense to $1,243,000 and $3,332,000 for the three and nine months ended September 30, 2017 from $299,000 and $899,000 during the three and nine months ended September 30, 2016, as we continue to shift to more digital marketing efforts through search engine marketing and optimization, paid social media and banner ad campaigns.

As a result of the increase in media expenses, there were additional volume related increases. Customer service expenses increased to approximately $248,000 and $609,000 during the three and nine months ended September 30, 2017, from approximately $88,000 and $261,000 during the three and nine months ended September 30, 2016. Merchant fees increased to approximately $124,000 and $365,000 during the three and nine months ended September 30, 2017, from approximately $76,000 and $210,000 during the three and nine months ended September 30, 2016. Total bad debt expenses increased to approximately $251,000 and $904,000 during the three and nine months ended September 30, 2017, from approximately $252,000 and $694,000 during the three and nine months ended September 30, 2016, which is consistent with the increase in sales.

In addition to the volume related increases, our operating expenditures increased in a number of other areas as a result of the PhotoMedex and Ermis Labs acquisitions, which were completed in January 2017. Payroll expenses increased to approximately $565,000 and $2,003,000 during the three and nine months ended September 30, 2017 from approximately $367,000 and $1,132,000 during the three and nine months ended September 30, 2016, as a result of additional employees from the PhotoMedex acquisition. Travel and consulting expenses increased to approximately $76,000 and $187,000 during the three months ended September 30, 2017 and increased to approximately $252,000 and $513,000 during the nine months ended September 30, 2017 respectively, compared to approximately $31,000 and $72,000 during the three months ended September 30, 2016, and approximately $72,000 and $202,000 during the nine months ended September 30, 2016 respectively. In addition, legal expenses decreased to approximately $40,000 and increased to $226,000 during the three and nine months ended September 30, 2017 from approximately $46,000 and $114,000 for the three and nine months ended September 30, 2016. The increase in legal expense over the nine months ended September 30, 2017 is driven by the large increase in volume and complexity of legal issues both domestically and internationally as a result of the PhotoMedex and Ermis Labs acquisitions.

Our total share based compensation expenses increased to approximately $64,000 during the three months ended September 30, 2017 from $55,000 during the three months ended September 30, 2016, and increased to approximately $559,000 during the nine months ended September 30, 2017, from approximately $259,000 during the nine months ended September 30, 2016. The increase was attributable to bonuses awarded mostly in the second quarter, as well as the employee grants in the third quarter.

Net Loss

We generated a net loss of approximately $387,000 and $2,195,000 for the three and nine months ended September 30, 2017, compared with a net loss of approximately $262,000 and $951,000 for the three and nine months ended September 30, 2016. Of this loss, interest expense totaled approximately $164,000 and $215,000 for the three and nine months ended September 30, 2017, compared with approximately $3,000 and $11,000 for the three and nine months ended September 30, 2016 primarily due to the long-term note secured for the PhotoMedex termination and release agreement. The $1,969,245 gain on settlement of this termination and release agreement reduced the net loss for both the three and nine months ended September 30, 2017.

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

On January 23, 2017, we completed the PhotoMedex Acquisition for an aggregate purchase price of approximately $9.2 million, payable as follows: (i) $3 million of the purchase price was paid from an escrow fund pursuant to an escrow agreement, entered into on October 4, 2016 with certain investors in our private placement; (ii) $2 million of the purchase price was to be paid on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price was to be paid in the form of a continuing royalty described in more detail below.

Under the PhotoMedex purchase agreement, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commenced with net cash actually received from and after January 23, 2017 and would continue until the total royalty paid to PhotoMedex and its subsidiaries totaled $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales.

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

On July 15, 2017, to secure the $2,000,000 payment required under the termination and release agreement, we issued a 30-month secured promissory note to LeoGroup Private Investment Access, LLC, a significant shareholder in the principal amount of $2,000,000. The note provides that the Company shall make monthly principal and interest payments of $100,000 to LeoGroup Private Investment Access for 30 months beginning August 2017. The note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The note contains customary covenants of the Company and customary events of default. Subject to the terms and conditions of the note, so long as any event of default, as described in the note, is continuing, without cure, for a period of five (5) business days after written notice from LeoGroup Private Investment Access to the Company or a longer period if set forth in in the notice from LeoGroup Private Investment Access or if agreed to by the parties, all obligations of the Company under the note shall be immediately due and payable, and LeoGroup Private Investment Access may exercise any other remedies available at law or in equity. The note may not be prepaid, in whole or in part, at any time and from time to time, unless expressly agreed to in writing by the Holder.

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

Liquidity and Capital Resources

At September 30, 2017, we had approximately $961,000 in cash and cash equivalents compared to approximately $1,391,000 at December 31, 2016. Cash flow used in operating activities was approximately $2,047,000 during the nine months ended September 30, 2017 compared to cash flow provided by operating activities of approximately $104,000 during the same period in 2016. The fluctuation was primarily a result of the net loss recorded by the Company.

Cash flow used by investing activities was approximately $5,171,000 during the nine months ended September 30, 2017 compared to minimal activities during the same period in 2016. During 2017, we paid $5,000,000 in the PhotoMedex acquisition, which was completed in January 2017, and we had capital expenditures of approximately $171,000.

Cash flow provided by financing activities was approximately $6,786,000 during the nine months ended September 30, 2017 compared to cash used in financing activities of approximately $225,000 during the same period in 2016. Included in 2017 financing activities, was the issuance of 20,588,243 shares of common stock for proceeds of approximately $6,983,000, net of issuance costs. In addition, there was an exercise of stock options for proceeds of approximately of $55,000. We also had $150,000 net cash used in financing activities as a result of the pay-down of the DermaWandTM asset purchase agreement during the nine months ended September 30, 2017. Also included were principal payments of approximately $87,000 toward the long-term debt.

As discussed in Note 6 in the Notes to the Condensed Consolidated Financial Statements, on January 22, 2016, we entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWandTM patent and all related trademarks and intellectual property for the sum of $1,200,000 payable with annual payments of $300,000 per year for calendar years 2016 through 2019. As of September 30, 2017, we had a debt obligation of approximately $813,000 related to this purchase agreement compared to $954,000 as of December 31, 2016. We believe that this agreement will provide additional liquidity with a lower royalty cost per unit sold over the coming years.

We had working capital of approximately $6,070,000 at September 30, 2017, compared to $1,340,000 at December 31, 2016. We are monitoring cash flows from operations on a regular basis and have already implemented some cost cutting measure and could reduce discretionary spend if needed. Based on our expected rate of cash outflows and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies and estimates in the nine months ended September 30, 2017. The Securities and Exchange Commission defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission with our Annual Report form 10-K filed on March 23, 2017.

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

We carried out an evaluation as of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that due to the material weakness in inventory accounting, our disclosure controls and procedures were not effective.

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

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2017:

Inventory Reconciliation

As of June 30 and September 30, 2017, there was an internal control material weakness surrounding the Company’s inventory accounts. The Company did not maintain accurate records of specific quantities of inventory acquired in the PhotoMedex transaction not yet transferred as of June 30, 2017. Inventory acquired from PhotoMedex was accounted for by using a manual Excel spreadsheet, which did not properly account for inventory transferred to our primary warehouse and distribution center during the quarter ended June 30, 2017, resulting in quantities being recorded twice, overstating the consolidated inventory balance. Additionally, there were insufficient physical counts and insufficient compensating detective controls in place to identify the error. These factors resulted in a material misstatement of the June 30, 2017 interim financial statements.

Planned Remediation of Inventory Accounts Material Weakness

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

Adoption of New Accounting Standard, ASC 606

EisnerAmper LLP noted a material weakness in internal controls over financial reporting, noting that the Company has not substantially or timely commenced its evaluation process to implement controls and identify the impact to its consolidated financial statements of adopting ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers as well as requires substantial additional financial statement disclosures. The Company is required to adopt the new standard effective January 1, 2018. Without having substantially evaluated the impact of the new standard on its consolidated financial statements, there is more than a remote likelihood that a material misstatement and/or disclosure omission will not be prevented or detected in its interim or annual financial statements with periods beginning January 1, 2018.

Planned Remediation of Financial Reporting Material Weakness

To remediate the Company’s material weakness surrounding its financial reporting, the Company’s management intends to hire an experienced third-party accounting firm during the quarter ending December 31, 2017 to guide management in the gathering of data, review and implementation of ASU No. 2014-09. Management also intends to invest whatever time is necessary from both management and Company staff in order to work with the said third-party accounting firm to ensure proper implementation of ASU No. 2014-09.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 22, 2017, Stephen Jarvis, one of the Company’s independent directors, exercised 250,000 options to purchase common stock previously issued to him at an average exercise price of approximately of $0.2222 per share, for a total price of $55,559. The issuance of the shares was exempt from registration under Regulation D and Section 4(a)(2) of the Securities Act of 1933.

On July 10, 2017, a former employee exercised 35,000 options previously issued to her, at an exercise price of $0.22 per share. The exercise was cashless, such that the exercise price was paid in shares of our common stock, resulting in a net issuance of 20,307 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On October 17, 2017, a former employee exercised 16,667 options previously issued to her, at an exercise price approximately at an average of $0.22. The exercise resulted in an issuance of 16,667 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

ICTV BRANDS INC.
Registrant

Date: November 20, 2017	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: November 20, 2017	By:	/s/ Richard Ransom
	Name:	Richard Ransom
	Title:	President

Date: November 20, 2017	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – President

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32	Section 1350 Certifications

