Form 10-K
period 2017-12-31
ICTV Brands Inc.
filed 2018-05-31
CIK 1076522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Commission File Number 0-49638

ICTV BRANDS INC.

(Name of Registrant as Specified in Its Charter)

Nevada	76-0621102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

489 Devon Park Dr., Suite 306, Wayne, PA 19087

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

Yes [  ] No [X]

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2017 (the last business day of our most recently completed second fiscal quarter) was $7,100,474  using the closing price of $0.54 on June 30, 2017.

As of May 31, 2018, the registrant had issued and outstanding 52,340,700 shares of common stock.

Documents Incorporated by Reference: None.

ICTV BRANDS INC.

Index to

Annual Report on Form 10- K

For the Year Ended December 31, 2017

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

ICTV Brands Inc., (“we,” “our,” “us” or “Company”) develop, market and sell products through a multi-channel distribution strategy, including direct response television, or DRTV, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, Hong Kong airlines, and our international third-party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including:

●	DermaWand®, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture,
●	DermaVital®, a professional quality skin care line that effects superior hydration,
●	CoralActives® brand of acne treatment and skin cleansing products,
●	DermaBrilliance®, a skin care resurfacing device that helps reduce visible signs of aging, and
●	Jidue® , a facial massager device, which helps alleviate stress.

Management has decided that Good Planet Super Solution is no longer part of our core business. As a result, effective January 1, 2017, ICTV no longer sells this product.

We acquire the rights to the products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically in the United States (“U.S”) and internationally. We are presently exploring other devices and consumable product lines currently under licensing agreements.

On January 23, 2017, we acquired several new brands, related intellectual property, inventory and other assets and have begun marketing and selling the following new products. However, the Company decided to cease selling Good Planet Super Solution products because the products no longer fit into our business model. See Note 3 - Business and Asset Acquisitions, to our financial statements for more information about the PhotoMedex and Ermis Labs acquisitions:

●	no!no!® Hair, a home use hair removal device;

●	no!no!® Skin, a home use device that uses light and heat to calm inflammation and kill bacteria in pores to treat acne;

●	no!no!® Face Trainer, a home use mask that supports a series of facial exercises;

●	no!no!® Glow, a home use device that uses light and heat energy to treat skin;

●	Made Ya Look, a heated eyelash curler;

●	no!no!® Smooth Skin Care, an array of skin care products developed to work with the devices to improve the treated skin;

●	Kyrobak® , a home use device for the treatment of non-specific lower back pain;

●	ClearTouch ®, a home use device for the safe and efficient treatment of nail fungus; and

●	Ermis Labs acne treatment cleansing bars.

Our Background and Corporate History

As of December 31, 2017 we have the following wholly-owned subsidiaries:

●	Better Blocks International Limited, (“BBI”), a New Zealand corporation;

●	ICTV Brands Israel Limited, (“ICTV Brands Israel”) incorporated under the laws of Israel;

●	ICTV Brands UK Limited, Inc. (“ICTV Brands UK”), incorporated under the laws of the United Kingdom;

●

ICTV Brands HK Limited (“ICTV Brands HK”), a private limited company limited by shares, incorporated under the laws of Hong Kong (ICTV Brands HK Limited was formally known as “Radiancy HK Limited” and was officially renamed to ICTV Brands HK Limited on July 31, 2017); and

●	LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (“LK Technology”).

On January 23, 2017, ICTV Holdings, Inc., a Nevada corporation and the Company’s wholly-owned subsidiary (“ICTV Holdings”) completed the purchase of substantially all the assets of PhotoMedex, Inc., a Nevada corporation and its subsidiaries, Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited, (collectively, the “PHMD Sellers”), pursuant to an asset purchase agreement, dated October 4, 2016, by and among the Company, ICTV Holdings and the PHMD Sellers, as amended by the first amendment thereto dated January 23, 2017 (as so amended, the “PhotoMedex Purchase Agreement”). (See the Notes to the Consolidated Financial Statements, Note 3 – Business and Asset Acquisitions)

On November 16, 2017, the Company adopted a Plan of Merger pursuant to which, effective November 16, 2017, ICTV Holdings was merged with and into the Company, with the Company continuing as the surviving corporation, and each share of ICTV Holdings common stock outstanding immediately prior to the effective date was cancelled and extinguished.

On January 23, 2017, Ermis Labs, Inc., a Nevada corporation and the Company’s wholly-owned subsidiary (“Ermis Labs”) completed the purchase of substantially all the assets of Ermis Labs, Inc., a New Jersey corporation (“ELNJ”), pursuant to an asset purchase agreement, dated October 4, 2016, by and among the Company, Ermis Labs, ELNJ, and LeoGroup Private Debt Facility, L.P., a significant shareholder (related party), as amended by the first amendment thereto dated January 23, 2017. (See the Notes to the Consolidated Financial Statements, Note 3 – Business and Asset Acquisitions)

On November 16, 2017, the Company adopted a Plan of Merger pursuant to which, effective November 16, 2017, Ermis Labs was merged with and into the Company, with the Company continuing as the surviving corporation, and each share of Ermis Labs common stock outstanding immediately prior to the effective date was cancelled and extinguished.

Although our companies are incorporated in New Zealand, Nevada, Israel, United Kingdom, Hong Kong, and Brazil, our operations are currently run from our Wayne, Pennsylvania office.

Our Growth Strategy

Our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to direct response television, digital marketing, live home shopping, traditional retail, e-commerce market places, airlines, and international third-party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

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

DermaWand®

Since 1998, we owned the exclusive rights to sell the DermaWand®, an at-home, skin care device that reduces fine lines and wrinkles and improves overall skin appearance. Backed by clinically proven results that have been published in accredited journals, millions have been sold around the world. Targeting the older female demographic, DermaWand® uses radio frequency technology, the same technology used in medspas and doctor’s offices but at a lower amplitude. The combination of thermal energy, instant stimulation and oxygenation show visible improvement in the skin including reduced fine lines and wrinkles, toned and tightened skin and reduced pore size.

In January 2016, we acquired the worldwide ownership of the DermaWand® patent and all related trademarks. The price consumers pay for DermaWand® varies from country to country, however, it generally ranges from $90-$150 while sales to third party distributors are made at a wholesale price. The DermaWand® is sold and marketed with DermaVital® skin care products, which are offered with various continuity programs. We plan to release the next generation DermaWand® model in the second quarter of 2018. This second generation DermaWand® will be branded as the DermaWand® Pro Development.

DermaVital®

DermaVital® is a brand of cosmetics with a wide variety of skin care products that complement the DermaWand®. The product line consists of several moisturizers that allow water to penetrate the skin’s surface, thus re-hydrating the deeper layers. In addition to moisturizers, the DermaVital® line has facial cleansers, microdermabrasion treatments, eye cream, lip cream, and hand cream.

DermaVital® has been offered to DermaWand® buyers through Canada and U.S direct response television (“DRTV”) and digital distribution channels through an auto shipment program. Customers that enrolled can cancel at any time.

no!no!®

On January 23, 2017, we acquired the no!no!® brand, which includes an array of hair removal and skin care devices with proven technology that is portable, can be used at home and targets a broad demographic that includes anyone with unwanted hair.

The no!no!® hair removal products treat and remove the hair by using Thermicon® technology, which was developed on the basic principle of sending heat signals to the hair. When used consistently over time, Thermicon® can reduce the regrowth of hair. Additionally, unlike other hair removing technologies, no!no!® Thermicon® works on all hair color and skin tones. The no!no!® hair removal line includes a few options that vary in size and power including the Micro, Pro, Ultra, and yet to be released is the no!no!® Pivot, the most powerful and agile version to date, complete with a pivoting head to target hard to reach curves and 2 additional intensity levels.

Also, under the no!no!® brand, is the no!no!® Skin device which uses light and heat, the same technology available in dermatologist’s offices, to calm inflammation and kill bacteria in the pore to fight acne. With two ten-second treatments in the morning and evening up to 81% of consumers saw clearance of acne within 24 hours. no!no!® has a FDA 510(k) clearance with the U.S. Food and Drug administration (FDA).

In addition to the devices, the no!no!® brand includes an array of consumable skin care products under the name no!no!® Smooth, which are developed to work with the devices to improve the treated skin.

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

On March 6, 2018, the Company and its subsidiaries, ICTV Brands UK, ICTV Brands HK and ICTV Brands Israel, entered into an asset purchase agreement (the “Asset Purchase Agreement”), with Therma Bright Inc., a British Columbia corporation (“Therma Bright”), pursuant to which Therma Bright agreed to acquire certain assets relating to the Company’s ClearTouch nail phototherapy device and no!no!® skin phototherapy device, excluding, with some exception, any liabilities relating thereto, and excluding any rights to the trademark or name “no!no!® ” or “no!no!® skin, for a purchase price of $2,250,000, subject to certain closing adjustments. The purchase price was to be payable in cash installments commencing at closing, subject to certain adjustments, through December 31, 2020.

In connection with the Asset Purchase Agreement, the Company and Therma Bright entered into a Patent and Trademark Pledge Agreement, dated March 6, 2018, pursuant to which Therma Bright granted a first priority security interest in certain patents in order to guarantee the purchase price set forth in the Asset Purchase Agreement. Also, in connection with the Asset Purchase Agreement, the Company and Therma Bright entered into a Transition Services Agreement, and a Sales Representative Agreement, each dated March 6, 2018, relating to certain services to be provided upon closing of the transaction contemplated by the Asset Purchase Agreement.

On April 27, 2018, the Company delivered to Therma Bright written notice of termination of each of the Asset Purchase Agreement, the Transition Services Agreement, the Patent and Trademark Pledge Agreement and the Sales Representative Agreement, in each case, pursuant to the terms therein and effective April 27, 2018.

Ermis Labs Medicated Bars

On January 23, 2017, we acquired Ermis Labs Medicated Bars, which provides affordable, reliable relief for some of the toughest conditions including acne, psoriasis, dandruff, dermatitis and fungus resulting in a broad target audience. Every bar is dermatologist recommended and formulated with Sea Whip Coral Extract, – a natural, renewable resource found in the Caribbean proven to help reduce inflammation, irritation and redness. They are also enriched with Vitamin A to keep skin cells healthy, Vitamin E to protect skin cells from free radicals and Shea Butter to moisturize and heal skin.

CoralActives®

In March 2014, we entered into a licensing agreement with Ermis Labs, in which we obtained the exclusive worldwide rights to manufacture and distribute their line of CoralActives® acne treatment and skin cleansing products. In January 2017, we acquired the CoralActives® brand from Ermis Labs. This product line consists of a retinol exfoliating cleanser, penetrating acne serum gel, moisturizer, cleansing bar and motorized cleansing brush and targets younger men and women. The entire line is formulated with Sea Whip Coral Extract, a renewable resource found in the Caribbean that carries natural anti-inflammatory properties. This key ingredient allows for a higher Benzoyl Peroxide concentration, resulting in an acne treatment more powerful and gentler than the competition. On December 31, 2017, the company decided that CoralActives® is no longer part of our core products, and the remaining inventory was impaired.

DermaBrilliance®

In April 2013, we entered into a licensing agreement with DermaNew, Inc., in which we obtained the exclusive worldwide rights to manufacture and distribute DermaBrilliance®, a patented anti-aging, exfoliating and resurfacing system that targets middle aged to older women. The DermaBrilliance® Sonic Exfoliation System cleanses, exfoliates and massages your skin for a smooth, luminous more youthful appearance. Clinically proven to visibly reduce the signs of aging by removing dull, dry, skin and debris to bring new, fresh skin to the surface for a radiant, glowing look. The DermaBrilliance® System combines a revolutionary random orbit skin care device, operating at 5,000 oscillations, with the Jewel Resurfacing Cream. This patented formula is infused with 1 full carat of micronized diamond and over 100 carats of micronized garnets for a luxury spa treatment at home. The DermaBrilliance® product line also includes an array of skin care products including moisturizers, cleansers and replacement heads.

Elastin -rp®

In July 2013, we acquired the exclusive worldwide rights to Elastin-rp® through a licensing agreement with BioActive Skin Technologies. Elastin-rp® is a branded system of cosmetic formulations designed to help improve the elasticity of the skin, thereby diminishing the appearance of fine lines and wrinkles. Targeting older women, Elastin-rp® addresses the anti-aging market and is delivered using a unique body heat-activated system which enables the BioLastin Complex to penetrate quickly to help stimulate your skin’s natural ability to replenish Elastin® and collagen.

Wrinkle Filler

In June 2016, we began purchasing and marketing and selling, Skineance Wrinkle Filler from the distributor, Intersourcing Inc., a Belgium corporation on a non-exclusive basis. Wrinkle Filler is a remarkable serum that will visually make your lines and wrinkles disappear within seconds. Targeting older women, Wrinkle Filler is effective on crow’s feet, forehead wrinkles, lion’s brow, lip/laugh lines and under eye wrinkles, this anti-wrinkle silicone gel also moisturizes giving the appearance of healthy, youthful skin. We sell Wrinkle Filler in the U.S., Canada, and United Kingdom (“U.K.”) markets.

JuvionTM

In November 2013, we acquired exclusive worldwide licenses to two unique facial beauty devices that we had brand under the trademark JuvionTM. The JuvionTM product line features a Face Wand, Eye Wand, serum and beauty masks and targets older women. The JuvionTM Face Wand and Eye Wand use three types of energy to gently, yet effectively reduce fine lines and wrinkles. Using Electroporation (Galvanic Wave Energy), Radio Frequency (RF) and Electric Muscle Stimulation (EMS), this multi anti-wrinkle technology stimulates blood circulation to increase the composition of collagen and Elastin® .. Combined with the JuvionTM Serum which undergoes a patented encapsulation ion-charged treatment process, conducts the electrical currents to penetrate deeply into the skin.

Jidue®

In July 2014, we entered into an exclusive marketing agreement with Audy Global Enterprises Inc., in which we obtained the exclusive worldwide license to market and distribute the Jidue® Facial Massager Mask. Jidue® Facial Massager gently massages your temples and the skin around your eyes to help improve both your quality of sleep and under eye appearance targeting middle aged and older men and women. Using ancient acupressure principles, 18 uniquely positioned pulsating nodes to stimulate the 4 key pressure points around the eye to increase facial blood circulation and lymph flow. Jidue® is clinically proven to help relieve eye puffiness, dark circles and facial tension. Jidue® helps relieve stress to fall asleep fast and sleep soundly through the night.

Dr. Ho’s PerfectBackTM Rest

In August 2016, we entered into an exclusive marketing and distribution agreement to sell the Dr. Ho’s PerfectBackTM Rest in the United States. The Dr. Ho’s PerfectBackTM Rest transforms any chair at home, in the office or in the car into an ergonomic seating experience. Dr. Michael Ho, Doctor of Chiropractic and Acupuncture, engineered this back-support system with 16 pressure point massagers to soothe achy muscles. Targeting middle aged and older men and women, the PerfectBackTM Rest attaches quickly and easily to any chair to support the spine’s natural curve to promote healthy posture. It can also be used on the floor as a spinal bridge for stretching and to support your back during abdominal exercises

Other Products

We continue to seek new products and have plans to market several additional products within its distribution network in 2018, including an at-home pedicure device, the Ultimate Pedi by DermaWand®, and various no!no!® line extensions.

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

●	Digital Advertising – The online world changes daily and with the advancements of targeted advertising based on behavioral habits and demographic, we have shifted our key testing approach from television to digital initiatives. This helps minimize the marketing waste, which leads to smaller but more efficient testing budgets to more pragmatically determine the next steps for a brand. This strategic approach is applied to the launch of new products, sustaining mature products and re-establishing dormant products with the ultimate goal of driving consumers to the brand’s direct site and converting the visitor into a sale. The digital space offers a variety of marketing opportunities that are used to test, expand and grow the brands; however, we focus on the following element of digital marketing:

●	Paid Search – Advertising within the sponsored listings of a search engine or partner site by bidding certain keywords allows us to hit the consumer when they are searching for a term related to a brand.
●	Email Marketing – Utilizing email lists, typically built from past customers, drives sales that start directly from the consumer’s inbox and allows us to customize a message and exclusive offer with direct delivery.
●	Programmatic – Automated bidding on online inventory based on previous buyer’s data allows for cost efficient expansion that adjusts automatically for unsurpassed efficiencies.
●	Social Media – With consistent increase in consumer’s social media intake and the demographic details available about the consumer, utilizing the top tiered social media platforms (i.e. Facebook, YouTube) allows us to deliver targeted creative in environments consumers trust to educate, communicate and interact with about the brands.
●	Remarketing – Following and offering creative to those that have already visited a brand’s site is a necessary layer to our digital advertising approach as it allows to build frequency and convert the visitor to future sales.
●	Text, Display & Video – ICTV uses a combination of carefully constructed text, imagery and video across a variety of digital initiatives to educate and drive the consumer to act in a way that results in a sale.

●	Direct Response Television (DRTV) – Reaching a mass audience with a television creative that elicits an action is one of the original pillars of direct response marketing however with the advancements of DVR and online streaming alongside the massive advancements in digital advertising, DRTV has lost some of its market share to other methods. However, DRTV remains a significant source to drive large sale volumes for us. A variety of factors affect what goes into a brand’s DRTV media mix including the product category, target audience, offer/price point, and competitive behavior. We evaluate these elements for each brand to determine if DRTV is the right fit for the product. If a brand is the right fit for DRTV a strategic plan is developed around the following elements;

●

Length – Different lengths of creative are employed depending on the campaign’s goal. For brands with a direct sale focus, longer lengths (longform), including infomercials and 5-minute creatives are used. We more often employ this type of length as it provides ample time to educate the consumer to a point of direct purchase for a product with a higher price point, more typical of the ICTV portfolio. Shorter lengths (short form), including any creative shorter than 2 minutes, are typically employed for brands with lower price points or for branding and drive to retail initiatives. ICTV utilizes these lengths however more sparingly.

●	Geography – DRTV media is offered on a national level and local level. As we typically do not have any geographic restrictions and can deliver our products nationwide, all media options are viable. Our DRTV strategic approach involves a combination of national and local media.
●	Media Type/Station – With thousands of channels and television programs to choose from, we select the appropriate media type (such as national cable, local broadcast, syndication, and network) and station combination based on the target demographic, cost structure, historical performance, competitive presence and available time.

●	Continuity – One of the key factors in selecting brands for our portfolio is the presence of consumables that could be packaged for a continuity program, in which the items are automatically charged and shipped to the consumer based on a predetermined usage schedule. This continuous automatic flow of sale allows us to invest more into converting the initial sale with the expectation of future revenue without additional investment.
●	Cross Selling – Our portfolio consists of a myriad of products that provide solutions to different consumer problems; however, the target demographics of the brands largely overlap, creating an opportunity to cross sell. We build strong order flows that take the consumer through a variety of upsells and down sells across brands to build the final sales total. Whether on the initial inbound sales call, outbound sales call, inbound customer service call or online via the order flows at the direct sites and through email blasts across customer lists, cross selling is an essential part of the ICTV strategy that is employed across every brand in the portfolio.
●	Retail/E-Commerce Sales - To capitalize on the brand and product awareness created through the direct sale media support, we move logically to the traditional retail stores and online ecommerce retailers transitioning from the direct response audience to the retail audience. Brand marketers must invest significantly in marketing costs to introduce a new brand. However, we leverage the direct sale media and the product/brand awareness incurred, to cost efficiently, enter and support the retail environment.
●	Live Home Shopping – Our portfolio of demonstrable products makes them ideal for live home shopping opportunities. Live home shopping networks such as QVC, the Home Shopping Network (HSN) and The Shopping Channel Canada (TSC), have a very large and loyal consumer base providing the brands an opportunity to demonstrate the product live, offer an exclusive deal and grow brand awareness profitably.
●	International Third-Party Distributors – We distribute product by either selling direct in a country or partnering with a third-party distributor who purchases the products at wholesale pricing and sells it at an agreed upon region/country exclusively. Partnering with these distributors allows us to quickly and cost efficiently enter a market and tailor the brand by region without the cost and risk of setting up a direct selling platform. We work with these distributors to geographically expand the brands in their portfolio as well as add new brands to their portfolio by licensing products from their portfolios to sell in the regions where we have direct sale capabilities.
●	Print – Direct mail, inserts and print media are employed to extend a brand’s message, target specific geographic locations, increase brand awareness and/or drive direct sale. This type of media tends to resonate with an older demographic which overlaps into many of the products in our portfolio.

●

Airline – Due to the high level of brand awareness globally, we are afforded the opportunity for ICTV to capitalize on multiple sales channels, such as Duty-Free carts on airlines. ICTV sets the price for this activity and sell directly to the airlines, and in turn, they sell directly to consumers through in-flight magazines. Our current airline business includes airlines all over Asia and South-East Asia as well as British Airways and Virgin Atlantic in the UK. These sales channels offers a print advertising element to accrue incremental sales for ICTV Brands.

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

Customer Service

We seek to provide our customers with quality customer service. We generally offer an unconditional 30-day money back return policy to purchasers of our products. For our products newly acquired on January 23, 2017, Cleartouch, Kyrobak® and no!no!® we currently offer 60-day money back return policy to purchasers of our products. Our policy is to investigate the cause of returns if returns begin to undermine our expectations for a product’s profitability.

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

Trademarks

We have several registered trademarks for DermaWand®, DermaVital®, Jidue®, Good Planet Super Solution® and DermaBrilliance®, and CoralActives® throughout the world. In addition, under our current licensing agreements for all products, all related trademarks are assigned to us. In addition, all registered trademarks for the family of no!no!®, Kyrobak®, Thermicon® and Ermis Labs® have been assigned.

Patents

We own the worldwide patent and all related trademarks for DermaWand® and CoralActives®, as is necessary to manufacture, market and distribute DermaWand® and CoralActives®. In addition, under our current licensing agreements for all products, all related patents are assigned to us. In addition, under our current licensing agreements for all products, all related patents are assigned to us. In addition, all registered patents for the family of no!no!®, Kyrobak®, Thermicon® and Ermis Labs® patents have been assigned.

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

Royalty Agreements

In April 2000, we assumed from R.J.M. Ventures Limited and Better Blocks International Limited, through the share and option purchase agreement we signed with The Better Blocks Trust, the obligation to pay royalties on the sales of the DermaWand®. Under a marketing and royalty agreement with the developer of DermaWand®, we were obligated to pay them a royalty at a fixed rate per unit sold. Under a purchase agreement that we entered into on January 22, 2016 with Omega 5 Technologies, Inc., we acquired the DermaWand® patent and all related trademarks for the sum of $1,200,000 paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. No interest was charged, and we may, in our sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price. Thus, effective January 1, 2016, we are no longer obligated to make royalty payments on sales of DermaWand®.

In April 2013, we entered into a licensing agreement with DermaNew, in which we obtained the exclusive worldwide rights to manufacture and distribute DermaBrilliance®, a patented anti-aging, resurfacing and skin polishing system. The agreement contains royalties based on a percentage of net sales.

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

In July 2014, we entered into an exclusive marketing agreement with Audy Global Enterprises Inc., in which we obtained the exclusive worldwide license to market and distribute the Jidue® Facial Massager Mask and associated products, provided that the license does not include the right to manufacture the product. The agreement contains royalties based on a percentage of net sales.

In January 2017, we completed the PhotoMedex acquisition of proprietary products and services that address skin diseases and conditions of pain reduction using home-use devices for various uses.  Under the PhotoMedex Purchase Agreement, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commenced with net cash actually received from and after January 23, 2017 and would continue until the total royalty paid to PhotoMedex and its subsidiaries totaled $4,500,000.

On July 12, 2017, we and ICTV Holdings entered into a Termination and Release Agreement with the PHMD Sellers (the “Release Agreement”). Under the terms of the Release Agreement, the PhotoMedex Purchase Agreement is terminated and of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release Agreement. Pursuant to the Release Agreement, each of the Company and ICTV Holdings, on the one hand, and the PHMD Sellers on the other hand, fully release, forever discharge and covenant not to sue any other party, from and with respect to any and all past and present claims arising out of, based upon or relating to the PhotoMedex Purchase Agreement (other than the surviving covenants described in the Release Agreement) or the transactions contemplated thereby. The Release Agreement required that the Company pay to PhotoMedex $2,000,000 on or before July 15, 2017 (the “Payment”), subject to which, neither the Company nor ICTV Holdings shall have any further royalty or other payment obligations under the PhotoMedex Purchase Agreement.

On July 15, 2017, to secure the Payment, the Company issued a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”) in the principal amount of $2,000,000. The Note provides that the Company shall make monthly payments of $100,000 to the Holder for 30 months. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary covenants of the Company and customary events of default. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in in the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity.

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

Employees

As of December 31, 2017, we employed a total of 29 employees globally. We consider our labor relations to be good. None of our employees are covered by a collective bargaining agreement.

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

With a significant portion of our DermaWand® sales being derived from e-commerce sites, our sales depend on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner, which depends, in part, on website design, search engines and other online sources for our website traffic. If our television media does not drive a sufficient amount of visits to our websites, if one or more of our competitors outbids us for specific search terms or utilizes search terms which are similar to those purchased by us, or if one or more of the website development companies or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, traffic to our websites could decrease and our web sales and financial results could be negatively impacted.

We generate a significant portion of our direct response television revenue through long form infomercials, and the reduction in availability of such advertising or loss of advertising outlets could seriously harm our business.

We generate a significant portion of DermaWand® sales using long form 30-minute infomercials. If we cannot purchase an adequate amount of advertising time, deliver our advertising in an appropriate and effective manner, and/or reach an acceptable rate of return on our advertising spend, we will continue to receive lower levels of sales leads and ultimately customers, and will generate less revenue, which could have a material impact on our business and our revenues.

We may not be able to effectively integrate the business that we acquired from PhotoMedex and its affiliates or additional businesses that we may acquire in the future.

Our ability to realize the anticipated benefits of the PhotoMedex acquisition will depend on our ability to integrate that business with our own. The combination of two independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate the PhotoMedex business into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of the PhotoMedex acquisition may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the PhotoMedex business within a reasonable time, we may not be able to realize the potential and anticipated benefits of the such acquisition, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

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

We are dependent on the talent and resources of our key executives and employees. The success of our business depends on Kelvin Claney, our Chief Executive Officer and a member of our Board of Directors, and other key management and employees. Mr. Claney has extensive experience in the direct response industry, and his services are critical to our success. The market for persons with experience in the direct response television industry is very competitive, and there can be no guarantee that we will be able to retain his services. The loss of Mr. Claney may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock.

On April 18, 2018, our Board of Directors terminated the employment agreement of our president, Richard Ransom “for cause” as such term is defined in his employment agreement. Mr. Ransom has extensive experience in the direct response industry and the loss of his experience may limit our profitability and decrease the value of your stock if we are unable to successfully transition Mr. Ransom’s responsibilities and implement a succession plan.

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

The international third-party distributor segment is exposed to business and macro-economic risks, which could cause results of our operations to suffer.

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

If our third-party call center operators do not convert inquiries into sales at expected rates, our ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging, and if we do not adequately train our third-party call center operators, they will not convert inquiries into sales at an acceptable rate.

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

Our consumer product’s portfolio of infomercials advertising, and other forms of media may not result in increased sales or generate desired levels of product and brand name awareness and may be attacked as false and misleading. We may not be able to increase our net sales at the same rate as we increase our advertising expenditures or may be required to defend against inaccurate claims of false advertising.

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

We presently maintain liability insurance with coverage limits of at least $1,000,000 per occurrence, which we believe is an adequate level of product liability insurance, but product liability insurance is expensive, and we might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. In addition, continuing insurance coverage may also not be available at an acceptable cost, if at all. Therefore, we may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, regardless of whether we are insured, a product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action us and or our products including recall and could have a material adverse effect upon our business, financial condition and results of operations.

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

Any additional issuances by us of common stock from our authorized but unissued shares may have the effect of diluting the percentage interest of existing stockholders. Out of our 100,000,000 authorized common shares, 47,659,300 shares, or 48%, remain unissued at December 31, 2017. We have 5,803,335 stock options outstanding as of December 31, 2017. The board of directors has the power to issue such shares without stockholder approval. Of our 20,000,000 authorized preferred shares, 210,000 were issued on May 1, 2018. We may issue additional common shares or preferred shares in the future to raise capital to fund our business operations and growth objectives.

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

Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control or reducing the price per share of our common stock.

Our current executive officers and directors beneficially own 23.9% of our outstanding common stock as of May 31, 2018, and stockholders that, individually or together with affiliates, own five percent or more of our outstanding common stock, beneficially owns in the aggregate, approximately 51%.  Further, Kelvin Claney, our CEO and Chairman, who beneficially owns 16.8% of our total outstanding shares of common stock, also owns 210,000 shares of series A preferred stock, par value $0.001 per share, which has a voting designation of 100 to 1, giving him an additional 21 million votes on all matters on which holders of our common stock are entitled to vote.  Accordingly, if such stockholders were to choose to act together, they would have significant influence over the outcome of corporate actions requiring stockholder approval.  The interests of such stockholders may be different than the interest of other stockholders on these matters.  This concentration of ownership could also have the effect of delaying, preventing or deterring a change in control or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price per share of our common stock and could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified material weaknesses. These material weaknesses were associated with the implementation of an enterprise resource planning system, manual reporting processes regarding inventory accounts, the implementation of new accounting standards relating to revenue contracts, incomplete tax exposure studies, exposures in the Company’s information technology environment. We are undertaking remedial measures, which will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Our consolidated financial statements have been prepared on a going concern basis. If we are unable to achieve profitable operations or obtain financing to meet our obligations, we may be forced to cease operations and liquidate.

Our consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net loss of approximately $6,628,000 for the year ended December 31, 2017 and generated negative cash flows from operating activities of approximately $1,510,000. In addition, we have an accumulated deficit of approximately $16,905,000 as of December 31, 2017. The net loss for the year included an impairment loss on intangible assets of approximately $1,235,000 and inventory net realizable value of approximately $1,323,000 associated with the Ermis Labs and PhotoMedex acquisitions, and bad debt expense of approximately $1,460,000. We recognized a gain on settlement of the Photomedex contingent consideration of approximately $1,969,000, had cash and cash equivalents of approximately $1,258,000, and positive working capital of approximately $2,985,000 at December 31, 2017.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain financing or achieve profitable operations, we may have to cease operations and liquidate our assets and the holders of our equity may lose all or a significant portion of the value of their equity.

We are exposed to risks associated with cybersecurity breaches, which could cause system malfunctions and potential loss of data.

A successful cyberattack can take many forms, but a common objective of many of these attacks is to introduce computer viruses or malware into the Company’s systems. These viruses or malicious code are typically designed to obtain unauthorized access to confidential information, manipulate or destroy data, disrupt, sabotage, or degrade the Company’s systems, or steal money. A successful cyberattack could cause serious negative consequences such as significant disruption of the Company’s operations and potential loss of access to operational systems, misappropriation of confidential information of the Company or that of its customers, counterparties, or employees, damage to the Company’s computers or systems, of the inability to fully recover and restore data that has been stolen, manipulated, or destroyed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

Our executive offices are located at 489 Devon Park Drive, Suite 306 in Wayne, Pennsylvania, where we lease 5,298 square feet with a monthly lease payment of approximately $12,700, which expires in February 2022. We also lease office space in London, Hong Kong and Israel. Our London office is located at Suite 10, Landmark House Station Road, Cheadle Hulme, Cheshire SK8 7BS, where we lease 306 square feet through February 2022 for a monthly cost of approximately $2,900. In March 2017, we entered into an agreement to lease approximately 250 square feet for our Hong Kong office, which is located at 807, OfficePlus @Prince Edward Hong Kong, 794-802 Nathan Road, which expired in March 2018, and then renewed until February 2022 for a monthly cost of approximately $1,900. Our Israel office is located at is located at 5 Hangar Street, Hod Hasharon Israel, 4501307, where we lease approximately 100 square meters. Our current lease expired in April 2018 and was renewed until April 2019 for a monthly cost of approximately $1,900.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. Our property is adequately covered by insurance in the Wayne location.

ITEM 3. LEGAL PROCEEDINGS

By letter dated March 23, 2018, the Company’s Board of Directors notified Richard Ransom, President of the Company, that his employment would be terminated for cause in 30 days unless Mr. Ransom cured the causes for termination, as presented in the letter, within such 30-day period. On April 12, 2018, Mr. Ransom filed a Complaint in the Court of Common Pleas of Philadelphia County, Pennsylvania, naming as defendants the Company and our CEO, Kelvin Claney. The Complaint alleges that on March 20, 2018, Mr. Ransom was terminated without cause, pursuant to the terms of Mr. Ransom’s employment agreement, as a result of certain changes to the Company’s organizational chart and management duties instituted by Mr. Claney. The Complaint seeks to recover (i) Mr. Ransom’s severance compensation for a termination without cause, consisting of approximately $626,000 of base salary thorough the remaining term of his employment agreement; (ii) benefits and any performance bonus prorated through the date of termination; (iii) immediate vesting of 150,000 stock options; (iv) and 1,000,000 shares of the Company’s common stock. The Complaint also alleges that the Company and Mr. Claney defamed Mr. Ransom and seeks damages in an unspecified amount in excess of $50,000.

On April 18, 2018, the Board of Directors removed Richard Ransom as President of the Company for cause based upon breaches of Mr. Ransom’s fiduciary duties to the Company. The Company and Kelvin Claney deny that any of their actions constituted a termination without cause under the terms of Richard Ransom’s employment agreement, deny that Mr. Ransom was defamed, and maintain that Mr. Ransom was terminated for cause. Termination for cause does not give rise to payment of severance compensation under the terms of Mr. Ransom’s employment agreement.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the legal proceeding described above, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, operating results or cash flows.

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

	High	Low		High	Low
Quarter ended	($)	($)	Quarter ended	($)	($)
December 31, 2017	0.47	0.26	December 31, 2016	0.41	0.16
September 30, 2017	0.57	0.36	September 30, 2016	0.29	0.15
June 30, 2017	0.63	0.38	June 30, 2016	0.32	0.16
March 31, 2017	0.64	0.25	March 31, 2016	0.27	0.17

HOLDERS

As of May 31, 2018, there were 52,340,700 shares of common stock outstanding. We estimate these shares are held by approximately 294 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain in the employment of the Company or its subsidiaries. The Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares of common stock. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of December 31, 2017, 50,000 options are outstanding under the Plan.

In December 2011, our Board of Directors approved our 2011 Incentive Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain in the employment of the Company or its subsidiaries. The 2011 Plan is administered by the Board of Directors of the Company and authorizes the issuance of stock options not to exceed 6,000,000 shares. In December 2017, the 2011 Plan was amended to increase the number of stock options that may be awarded to not exceed a total of 8,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. As of December 31, 2017, 3,943,335 options are outstanding under the 2011 Plan.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the 2011 Plan as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under the 2011 Plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,993,335	$.27	1,843,334
Equity compensation plans not approved by security holders	1,810,000	$.31	N/A

Total	5,803,335	$.27	1,843,334

Recent Sales of Unregistered Securities

On January 23, 2017, pursuant to the terms of the securities purchase agreement, dated October 4, 2016 (the “2016 Purchase Agreement”), between our Company and the investors named therein (the “Investors”), we completed a private placement whereby the Investors purchased 8,823,530 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $3,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 1, 2017, pursuant to the terms of the 2016 Purchase Agreement, we completed a second and final private placement whereby the Investors purchased 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On March 16, 2017, we issued 600,000 shares of fully vested common stock as part of a share bonus to three executive officers. The stock price on date of issuance was $0.56 per share. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933. Total stock-based compensation related to this transaction for the year ended December 31, 2017 was $336,000 and is included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

On June 26, 2017, a director exercised 250,001 options previously issued to him, at an exercise price approximately at an average of $0.22. The exercise resulted in an issuance of 250,001 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

On May 2, 2018, the Company and Kelvin Claney, the Company’s Chief Executive Officer, entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), for cash consideration of $403,200, or $1.92 per share. The issuance of the Series A Preferred Stock was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Overview

We develop, market and sell products through a multi-channel distribution strategy, including selling direct to consumer, live home shopping, traditional retail and e-commerce market places, Hong Kong airlines and our international third-party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including:

●	DermaWand®, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture;

●	DermaVital®, a professional quality skin care line that effects superior hydration;

●	CoralActives®, brand of acne treatment and skin cleansing products;

●	DermaBrilliance®, a skin care resurfacing device that helps reduce visible signs of aging; and

●	Jidue, a facial massager device which helps alleviate stress.

We acquire the rights to the products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. We are continually exploring other devices and consumable product lines currently under licensing agreements that would complement our current portfolio of beauty products.

On January 23, 2017, we acquired several new brands, related intellectual property, inventory and other assets and have begun (or, will shortly begin) marketing and selling the following new products. See Note 3 - Business and Asset Acquisitions, to our financial statements for more information about the PhotoMedex and Ermis Labs acquisitions:

●	no!no!® Hair, a home use hair removal device;

●	no!no!® Skin, a home use device that uses light and heat to calm inflammation and kill bacteria in pores to treat acne;

●	no!no!® Face Trainer, a home use mask that supports a series of facial exercises;

●	no!no!® Glow, a home use device that uses light and heat energy to treat skin;

●	Made Ya Look, a heated eyelash curler;

●	no!no!® Smooth Skin Care, an array of skin care products developed to work with the devices to improve the treated skin;

●	Kyrobak®, a home use device for the treatment of non-specific lower back pain;

●	ClearTouch®, a home use device for the safe and efficient treatment of nail fungus; and

●	Ermis Labs acne treatment cleansing bars.

Our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to direct response television, digital marketing, live home shopping, traditional retail, e-commerce market places, and international third-party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

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

Just as fluctuations in our revenues are driven by changes in our product mix, our gross margins from period to period depend on our product mix. Our gross margins vary according to whether the products we are selling are primarily our own products or third-party products. As a rule, the gross margins for our own products are considerably higher based on proportionately smaller cost of sales. For third-party products, our general experience is that our gross margins are lower because we record as cost of sales the proportionately higher cost of acquiring the product from the manufacturer. Within each category (i.e., our own products versus third-party products), gross margins still tend to vary based on factors such as market price sensitivity and cost of production.

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

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following table summarizes the results of our operations during the years ended December 31, 2017 and 2016 and provides information regarding the dollar increase or decrease from the prior year.

	Year Ended
	2017	2016	Increase (Decrease)
Net Sales	$31,458,000	$16,789,000	$14,669,000
Cost of Sales	12,631,000	4,999,000	7,037,000
Gross Profit	18,827,000	11,790,000	7,036,000
Operating Expenses	25,802,000	12,773,000	13,029,000
Operating Loss	(6,975,000)	(983,000)	5,992,000
Other Income (Expense), Net	551,000	(13,000)	564,000
Provision for Income Taxes	(204,000)	-	204,000
Net Loss	$(6,628,000)	$(996,000)	$5,632,000

Net Sales

Net Sales for the year ended December 31, 2017 were approximately $31,458,000 an approximately 87% increase, compared to revenues of approximately $16,789,000 for the year ended December 31, 2016. The primary driver of the increase in net sales was the result of the addition of sales from the no!no!®, Kyrobak® and Cleartouch products that were acquired in the PhotoMedex acquisition in January 2017. Sales resulting directly from the acquisition were approximately $8,802,000. Our direct to consumer segment increased approximately $13,812,000 or approximately 111%, from approximately $12,478,000 for the year ended December 31, 2016 to approximately $26,291,000 for the year ended December 31, 2017. Our direct to consumer segment, which consists of direct response television (“DRTV”), live home shopping, and retail and e-commerce sales, for the years ended December 31, 2017 and 2016 is summarized below:

	2017	2016	Increase
DRTV	$11,300,000	$7,555,000	$3,745,000
Live Home Shopping	3,684,000	31,000	3,653,000
Retail & E-commerce	11,307,000	4,892,000	6,415,000
Total Direct to Consumer	$26,291,000	$12,478,000	$13,813,000

The increase in the retail and e-commerce sales also relates to the expansion of retail placement for DermaWand® in the North American market, both in traditional brick and mortar and online retail. In addition, as part of the PhotoMedex asset acquisition, ICTV inherited retail placement for no!no!® hair, primarily in the United Kingdom with retail placement in outlets such as Boots, Argos, JD Williams, and Very. We expect our retail sales to continue to grow throughout 2018.

Our international third-party distributor sales decreased approximately $943,000 from approximately $4,311,000 for the year ended December 31, 2016 to approximately $3,368,000 for the year ended December 31, 2017. The decrease in sales is primarily due to a shift in focus as to how ICTV is expanding its marketing and distribution platform internationally away from distributors requiring infomercials. With the acquisition of the PhotoMedex assets, ICTV now has a physical presence in Europe and Asia through our London and Hong Kong offices. Plans are underway to launch direct campaigns in other European and Asian countries, thus reducing the number of international distributors that ICTV will allow to sell our products. We are also actively working to expand retail and other distribution globally that do not require running infomercials.

Sales through our Hong Kong subsidiary, which resulted from the acquisition described above, were approximately $1,800,000 for the year ended December 31, 2017, which consisted of approximately $928,000 of airline sales and approximately $872,000 of retail and e-commerce sales.

Gross Profit

During the year ended December 31, 2017, we generated approximately $18,827,000 in gross profit, compared to approximately $11,790,000 in 2016. The increase in gross profit was due to the increased sales due to the addition of the no!no!®, Kyrobak® and Cleartouch products acquired in January 2017. Gross profit percentage was 60% in 2017, compared to 70% in 2016. The decrease in gross profit percentage is attributed to the shift to lower margin sales via retailers from higher margin sales from Direct Response Television (“DRTV”), the expenses of integrating and maintaining two logistics operations post the PhotoMedex acquisition, the amortization of a portion of the fair value adjustment assigned to the purchased inventory, significantly higher returns on some of those acquired products in part driven by 60 day return policies versus 30 days for the rest of the business, and impairment of approximately $1,323,000 of the purchased inventory that was determined to be no longer salable.

Operating Expenses

Operating expenses, consisting of general and administrative expenses and sales and marketing expenses, increased approximately $13,029,000 to approximately $25,802,000 during the year ended December 31, 2017, compared to approximately $12,773,000 in the prior year. The increase in operating expenses relates primarily to the PhotoMedex acquisition.

General and administrative expenses for the years ended December 31, 2017 and 2016 are summarized below:

	2017	2016	Increase (Decrease)
Payroll and Related Expenses	$3,084,000	$1,526,000	$1,558,000
Share Based Compensation	783,000	417,000	366,000
Professional Fees	1,146,000	352,000	794,000
Consulting	934,000	305,000	629,000
Bad Debts	1,460,000	921,000	539,000
Office Expenses	588,000	287,000	301,000
Depreciation and Amortization	840,000	8,000	832,000
Rent	345,000	55,000	290,000
Insurance	376,000	193,000	183,000
Other General and Administrative	731,000	194,000	537,000
	$10,287,000	$4,258,000	$6,029,000

Payroll and related expenses increased approximately $1,558,000 during the year ended December 31, 2017 over the prior year ended December 31, 2016 as a result of the added staff. Our personnel increased from 11 employees in 2016 to 29 employees in 2017.

Share based compensation expense includes approximately $448,000 of compensation expense recognized in connection with our stock option plans for the year ended December 31, 2017 as compared to approximately $417,000 recognized for the year ended December 31, 2016. In 2017, we also recognized approximately $336,000 associated with 600,000 shares of common stock issued for executive compensation for the year ended December 31, 2017 as compared to $-0- for the year ended December 31, 2016. The increase was attributable to share bonuses to three executive officers awarded in the first quarter of 2017.

Professional fees increased approximately $794,000 for the year ended December 31, 2017 over the prior year ended December 31, 2016. Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as legal fees incurred. The increase is driven by the large increase in volume and complexity of financial and legal issues both domestically and internationally as a result of the PhotoMedex and Ermis Labs acquisitions.

Consulting fees increased approximately $629,000 during the year ended December 31, 2017 over the prior year ended December 31, 2016. The increase is due to the additional costs incurred to manage our CRM platform which resulted in added subcontractor costs.

Bad debt expense increased approximately $539,000 during the year ended December 31, 2017, which is consistent with the increase in sales; however, bad debt expense as a percentage of net sales was approximately 4.6% for the year ended December 31, 2017 as compared to approximately 5.5% of net sales for the year ended December 31, 2016. This decrease in percentage is mainly due to sales mix and increase in retail sales which historically have lower returns.

Depreciation and amortization expense increased approximately $832,000 during the year ended December 31, 2017 over the prior year ended December 31, 2016 primarily due to the amortization associated with the acquired intangible assets in 2017.

Rent expense increased approximately $290,000 during the year ended December 31, 2017 over the prior year ended December 31, 2016 primarily due to the additional locations for our foreign subsidiaries associated with the acquisition. We also expanded our corporate headquarters in 2017.

Insurance expense increased approximately $183,000 during the year ended December 31, 2017 over the prior year ended December 31, 2016 primarily due to our product liability insurance to insure our increased inventory.

Other general and administrative expenses increased approximately $537,000 during the year ended December 31, 2017 over the prior year ended December 31, 2016 primarily due to the increased costs associated with travel, approximately $384,000, and updating our website for our new products, approximately $281,000.

Selling and marketing expenses for the years ended December 31, 2017 and 2016 are summarized below:

	2017	2016	Increase (Decrease)
Answering Service	$648,000	$663,000	$(15,000)
Customer Service	809,000	340,000	469,000
Merchant Fees	866,000	609,000	257,000
Internet Marketing	4,481,000	1,348,000	3,133,000
Media	7,787,000	4,972,000	2,815,000
Other Marketing	924,000	583,000	341,000

	$15,515,000	$8,515,000	$7,000,000

Internet marketing expenses increased approximately $3,133,000 from approximately $1,348,000 for the year ended December 31, 2016 to approximately $4,481,000 for the year ended December 31, 2017. The increased expenses are the result of our continued shift to more digital marketing efforts through search engine marketing and optimization, paid social media and banner ad campaigns.

Media expenses increased approximately $2,815,000 from approximately $4,972,000 for the year ended December 31, 2016 to approximately $7,787,000 for the year ended December 31, 2017. The increase in media expenses is relatively consistent with the increased sales resulting from the PhotoMedex acquisitions, as well as a shift in expenditures to  internet marketing.

The increased customer service, merchant fees and other marketing costs during the year ended December 31, 2017 of approximately $1,067,000 are consistent with the increased sales resulting from the PhotoMedex acquisition. The decrease in answering service expenses of approximately $15,000 is attributable to a change in vendor utilization, whereby certain customer service vendors also performed answering service functions.

Net Loss

We generated a net loss of approximately $6,628,000 for the year ended December 31, 2017, compared with a net loss of approximately $996,000 for the year ended December 31, 2016. Interest expense totaled approximately $400,000 as compared with approximately $14,000 for year ended December 31, 2016, primarily due to the long-term note secured for the PhotoMedex Release Agreement. The approximate $1,969,000 gain on settlement of this Release Agreement reduced the net loss for the year ended December 31, 2017; however, the gain was partially offset by an impairment loss of approximately $1,235,000 recognized for the year ended December 31, 2017 related to the Ermis Lab intangible assets.

Liquidity and Capital Resources

At December 31, 2017, we had approximately $1,258,000 in cash and cash equivalents compared to approximately $1,391,000 at December 31, 2016. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2017	2016
Net cash (used in) provided by operating activities	$(1,510,000)	$284,000
Net cash used in investing activities	$(5,201,000)	$(2,000)
Net cash provided by (used in) financing activities	$6,574,000	$(225,000)
Effect of exchange rates on cash and cash equivalents	$4,000	$-
Net (decrease) increase in cash	$(133,000)	$57,000
Cash and cash equivalents, beginning of the period	$1,391,000	$1,334,000
Cash and cash equivalents, end of the period	$1,258,000	$1,391,000

Cash decreased by approximately $133,000 for the year ended December 31, 2017. The primary change of cash used in operating activities was due to a net loss of approximately $6,628,000 and a decrease in accounts receivable, net of reserves, of approximately $3,026,000, offset by increases in accounts payable and accrued liabilities of approximately $3,843,000, inventory of approximately $2,785,000, and an impairment of intangible assets of approximately $1,235,000.

Cash flow used by investing activities was approximately $5,201,000 during the year ended December 31, 2017. During 2017, we paid $5,000,000 for the PhotoMedex acquisition, which was completed in January 2017, and we had capital expenditures of approximately $201,000.

Cash flow provided by financing activities was approximately $6,574,000 during the year ended December 31, 2017. In 2017, we issued 20,588,243 shares of common stock for proceeds of approximately $6,983,000, net of issuance costs. In addition, there was an exercise of stock options for proceeds of approximately of $59,000. We also used $225,000 of cash to pay-down the liability in connection with the DermaWand® asset purchase agreement during the year ended December 31, 2017, and we made principal payments of approximately $228,000 toward the long-term debt.

Our consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had working capital of approximately $2,985,000 at December 31, 2017 compared to approximately $1,340,000 at December 31, 2016. We are monitoring cash flows from operations on a regular basis and continue to monitor our liquidity needs. In response to our continued losses, we have taken measures to reduce expenses and restructure operations in 2018 which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future.

Recent Events

Corporate Secretary

On April 18, 2018, the Board appointed our Chief Financial Officer, Ernest Kollias, to replace John Carrino as our corporate secretary.

Key Management Change

On April 18, 2018, our Board of Directors terminated the employment agreement of our president, Richard Ransom “for cause” as such term is defined in his employment agreement. The Board terminated Mr. Ransom’s employment agreement as a result of certain breaches thereunder. We are currently performing an internal investigation concerning potential additional breaches by Mr. Ransom of his fiduciary duties to the Company and other contractual, statutory and common law violations.

Internal Restructuring

Beginning April 15, 2018, our CEO, Kelvin Claney, agreed to an annual reduction of $100,000 from his base salary. The reduction does not affect Mr. Claney’s base salary for purpose of calculating compensation, in the event of employment termination. As of April 23, 2018, the office of President has been closed and the duties will be shared between CEO, CFO, VP of Operations, and VP of Sales. Due to a redundancy of duties, ICTV’s Marketing Department has been eliminated and its duties have been absorbed by the Operations Department and the Sales Department. We also expect to eliminate our in-house counsel as a salaried employee. We anticipate implementing during 2018 a new arrangement with such counsel as a third party legal service provider. ICTV has reconfigured its office space and will reduce overall square footage which will reduce rent cost per month. We anticipate that these reductions will not compromise our overall performance or efficiency. On an annualized basis, these changes will result in approximately $692,000 of savings. The prorated amount of savings to be seen in from May 2018 to December 31, 2018 totals to approximately $436,000.

On May 1, 2018, the Board of Directors designated 210,000 shares of the Company’s Series A Preferred Stock and authorized the sale of the Series A Preferred Stock to Kelvin Claney. On May 2, 2018, the Board of Directors of the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock with the Nevada Secretary of State.

The Series A Preferred Stock has dividend rights per share equal to the dividend rights of the Company’s common stock and has a liquidation preference in the amount of $1.92 per share. Each share of Series A Preferred Stock is entitled to 100 votes on all matters to be voted upon by the Company’s shareholders. The Series A Preferred Stock is redeemable at the option of the Company for a redemption price per share of $1.92, plus 8% per annum from the date of issuance until the date of redemption. If any Series A Preferred Stock is not redeemed within three years from the date of issuance, the holder may convert the Series A Preferred Stock into common stock at a ratio of eight shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock is a non-certificated security.

On May 2, 2018, the Company and Kelvin Claney, the Company’s Chief Executive Officer, entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of Series A Preferred Stock for cash consideration of $403,200, or $1.92 per share.

Therma Bright Asset Purchase Agreement

On March 6, 2018, the Company and its subsidiaries, ICTV Brands UK, ICTV Brands HK and ICTV Brands Israel, entered into the Asset Purchase Agreement with Therma Bright, pursuant to which Therma Bright agreed to acquire certain assets relating to the Company’s ClearTouch nail phototherapy device and no!no!® skin phototherapy device, excluding, with some exception, any liabilities relating thereto, and excluding any rights to the trademark or name “no!no!® ” or “no!no!® skin” for a purchase price of $2,250,000, subject to certain closing adjustments. The purchase price was to be payable in cash installments commencing at closing, subject to certain adjustments, through December 31, 2020.

In connection with the Asset Purchase Agreement, the Company and Therma Bright entered into a Patent and Trademark Pledge Agreement, dated March 6, 2018, pursuant to which Therma Bright granted a first priority security interest in certain patents in order to guarantee the purchase price set forth in the Asset Purchase Agreement. Also, in connection with the Asset Purchase Agreement, the Company and Therma Bright entered into a Transition Services Agreement, and a Sales Representative Agreement, each dated March 6, 2018, relating to certain services to be provided upon closing of the transaction contemplated by the Asset Purchase Agreement.

On April 26, 2018, the Company delivered to Therma Bright written notice of termination of each of the Asset Purchase Agreement, the Transition Services Agreement, the Patent and Trademark Pledge Agreement and the Sales Representative Agreement, in each case, pursuant to the terms therein and effective April 26, 2018.

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

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $913,000 and $123,000 as of December 31, 2017 and 2016, respectively. The majority of our receivables are from our direct to consumer customers. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. We calculate our allowances based on historical customer returns and bad debt activity. We complete a validation process on our reserve estimates by performing a retrospective review on an ongoing basis.

In addition to reserves for returns on accounts receivable, an accrual is made for the returns of product that have been sold to customer and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $179,000 and $91,000 as of December 31, 2017 and 2016, respectively.

Inventories

Inventories consist primarily of products held for resale and are valued at the lower of cost (first-in, first-out method) or net realizable value. Reserves for slow-moving, excess and obsolete inventories, reduce the historical carrying value of our inventories, and are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. During the year ended December 31, 2017, we wrote off inventory of approximately $1,323,000 based upon an evaluation of the Ermis Labs and PhotoMedex acquired inventory. The Company’s reserve for obsolescence was approximately $247,000 and $74,000 as of December 31, 2017 and 2016, respectively. Included in inventory at December 31, 2017 and 2016 is approximately $51,000 and $67,000 of consigned product, respectively, that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product.

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

Revenue related to our DermaVital® continuity program is recognized monthly upon shipment to customers. Revenue related to international third-party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales.

We have a return policy whereby the customer can return any product received within 30 days of receipt for a full refund excluding shipping and handling. However, historically we have accepted returns past 30 days of receipt. For our products newly acquired on January 23, 2017 of Cleartouch®, Kyrobak® and no!no!®, we currently have a return policy whereby the customer can return any product received within 60 days for a full refund excluding shipping and handling. We provide an allowance for returns based upon past experience. All significant returns for the years presented have been offset against gross sales.

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

We carried out an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

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

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017:

ERP System Implementation

Our operations expanded significantly primarily due to the PhotoMedex and Ermis Labs acquisitions occurring in January 2017. As a result, we had not been able to establish the proper accounting and financial reporting oversight of such increased activity. The lack of a fully implemented enterprise resource planning system (“ERP”) contributed to the situation. During the fourth quarter of 2017, we implemented an ERP system; however, issues related to the implementation of the ERP system resulted in a delay in the financial statement close process, such as execution of certain financial statement controls, including timely account reconciliations, analysis and reviews, that had not operated as intended for all financial statement accounts. Due to the unanticipated delay, the ERP system implementation resulted in business and operational interruptions and have resulted in a material weakness in the financial statement close process as of December 31, 2017.

Inventory

During the third and fourth quarter of 2017, an internal control material weakness surrounding the Company’s inventory accounts was noted. The material weakness was the result of substantial reliance on manual reporting processes and spreadsheets, in connection with the inventory acquired from PhotoMedex, which was external to the Company’s accounting system. Inventory acquired from PhotoMedex was accounted for by using a manual Excel spreadsheet, which did not properly account for inventory transferred to our primary warehouse and distribution center during the quarter ended June 30, 2017, resulting in quantities being recorded twice and overstating the consolidated inventory balance. There were also insufficient physical count processes and insufficient compensating detective controls in place to identify the error. Management discovered the overstatement during the third quarter ended September 30, 2017 and immediately restated its second quarter 2017 financial statements. These factors resulted in a material weakness in our inventory controls and procedures. The material weakness was still present at year end due to an implementation process of our ERP system.

Implementation and Adoption of New Accounting Standard, ASC 606

As of December 31, 2017, we have not substantially or timely completed the evaluation process to implement controls and identify the impact to its consolidated financial statements of adopting ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers as well as requires substantial additional financial statement disclosures. The Company is required to adopt the new standard effective January 1, 2018. We have performed a detail review of our revenue arrangements which consist primarily of product sales based on the guidance in the standard. We are continuing to review performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied. Based on our review of the interpretive guidance that has been issued, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements. However, we have not completed the implementation of changes to our processes related to revenue recognition and the control activities within them. These include the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. As a result, we have identified this as a material weakness.

Income Tax Study

With the acquisition of PhotoMedex in January of 2017, we have experienced material changes in our operations, in particular expanding its operations with foreign subsidiaries. Although we have currently engaged a third-party tax consultant to ensure tax compliance, we have not yet formalized our analysis and policies to address potential foreign tax exposures, specifically in the form of a transfer price study. The Company also experienced a significant change in ownership as a result of a private placement of common stock that occurred in January 2017.  Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company's net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. As of December 31, 2017, we have not updated our analysis and have not yet analyzed the potential impact of our recent equity financing on beneficial ownership. With that being said, there has been no determination if the net operating loss carryforward of approximately $3,239,000, available prior to the equity financing, is subject to the Internal Revenue Code Section 382 limitation. These studies are currently ongoing, and a determination will be made upon completion. As a result, we have identified this as a material weakness.

Technology Controls

We have identified that our information technology security and environment have material control deficiencies, including but not limited to a lack of retention policy, lack of an audit log, weak password policies, and a lack of security of physical and file security of system. We  are currently utilizing a third-party IT firm for normal processes and support. In addition to this third-party IT support, the Company has formally engaged ADEM Solutions in order to analyze and address the deficiencies and weaknesses. ADEM Solutions will be utilized to perform an assessment of our current information and technology environment and prepare for us an action plan for remediation of deficiencies stated above. We believe, based upon our initial assessment, that the uncertainty of the extent to which the lack of controls, policies, and procedures, impact our financial reporting process, presents itself as a material weakness.

Planned Remediation of Material Weaknesses in Internal Controls of our Financial Reporting

ERP

As noted above, we began to implement our ERP system on October 1, 2017. We have hired qualified team members and engaged external resources with significant prior experience with systems similar to our ERP system to provide additional capacity, analytical and functional capabilities, and cross-training. We plan to implement business process improvements that are anticipated to both strengthen controls governing management review and approvals and enable a more efficient and effective month end close. While the implementation process has caused unanticipated delays in our financial reporting, when fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weakness we have identified and strengthen our internal controls over financial reporting.

Inventory

To remediate the Company’s material weakness surrounding its inventory accounts, we have implemented an enterprise resource planning system (“ERP”) and integrated accounting software that began to be implemented on October 1, 2017. This has eliminated the manual process controls currently in place that allowed the error to occur in the second quarter 2017. The new system, when fully implemented, will allow for real time tracking of inventory balances, greatly increasing controls around the balances on hand at any given time. This will allow us to reconcile our inventory to the third-party warehouse reports on a regular basis. As of December 31, 2017, all USA PhotoMedex finished devices inventory have been moved to our primary warehouse and distribution center, which now conducts pre-counts of inventory before each quarter end, as well as a year-end wall to wall inventory count, eliminating the likelihood and/or material impact of such an error reoccurring.

Revenue Recognition

To remediate the Company’s material weakness surrounding its financial reporting, the Company’s management has hired an experienced third-party accounting firm during the quarter ending December 31, 2017 to guide management in the gathering of data, review and implementation of ASC 606. The unanticipated delays caused by the ERP implementation also led to delays in completing the revenue recognition evaluation and implementation. Management intends to invest whatever time is necessary from both management and Company staff in order to work with the said third-party accounting firm to ensure proper implementation of ASC 606.

Income Tax

On April 10, 2018 the Company formally engaged EisnerAmper LLP with a signed Master Service Agreement (“MSA”). This MSA will be followed by a series of SOWs that will outline the exact work necessary to identify all areas where the Company is exposed to risks where a material weakness is present. Management intends to complete these studies during 2018 so as to reflect the results in its 2017 tax returns for each respective operation, both domestic and foreign, which will resolve the material weakness.

Technology Controls

As part of our remediation efforts, we are currently utilizing a third-party IT firm for normal processes and support. In addition to this third-party IT support, the Company has formally engaged ADEM Solutions in order to address the deficiencies and weaknesses. ADEM Solutions will be utilized to perform an assessment of our current information and technology environment and prepare an action plan designed to resolve the Company’s material weakness  by June 30, 2018.

Summary

As part of our ongoing remedial efforts, we have and will continue to enhance our internal controls over financial reporting, by, among other things: hiring qualified accounting and finance personnel; increasing our efforts to educate our personnel on the application of the internal control structure; emphasize with management the importance of our internal control structure; continue to seek outside consulting services where we believe the complexity of a particular matter exceeds our internal capabilities; and by continuing to implement improved accounting systems.

We are committed to continuing to improve our internal control processes and we will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine additional measures needed to address control deficiencies or modify certain activities of the remediation measures described above.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework 2013.

Because of the material weaknesses noted above, management has concluded that it did not maintain effective internal controls over financial reporting as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

On October 1, 2017, we began to implement a new ERP system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation will result in business and operational interruptions as our old system is being phased out . As discussed above, we believe we have developed an appropriate plan to remediate and have begun our remediation efforts related to the material weaknesses.

With the exception of the foregoing remediation actions and the changes described in the previous section, there have been no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

NAME	AGE	POSITION
Kelvin Claney	68	Chief Executive Officer, Secretary and Chairman
Richard Ransom [1]	39	President
Ernest P. Kollias, Jr.	44	Chief Financial Officer
Stephen Jarvis	64	Director, Audit Committee Member
William Kinnear	73	Director, Audit Committee Chair
Donald McDonald, Jr.	65	Director, Audit Committee Member
Diana Pessin	45	Director, Audit Committee Member

1On April 18, 2018, our Board of Directors terminated the employment agreement of our president, Richard Ransom “for cause” as such term is defined in his employment agreement.

Kelvin Claney – Chief Executive Officer, Secretary, Chairman

Kelvin Claney has served as a director of the Company since January 2001 and has served as the Chief Executive Officer since 2001. Mr. Claney began working in the United States direct response business in 1989 as an independent contractor to National Media Corp., where he produced, sourced, and executive-produced various infomercial projects. Since 1992 until 2014, Mr. Claney has served as President of R.J.M. Ventures, Inc., a television direct response marketing company, where he was responsible for such things as identifying projects ICTV would want to become involved with and in particular DermaWand®. Mr. Claney has written and produced 3 long form DermaWand® infomercials and multiple short form DermaWand® spots for distribution via broadcast and digital media. He also created the marketing material including multiple television commercials for the children’s toy product known as BetterBlocks®, which was then owned by The Better Blocks Trust.

Richard Ransom – President

Richard Ransom joined ICTV in July of 2008 as our Controller and was appointed as Chief Financial Officer on December 8, 2008. Mr. Ransom joined our Company with experience in financial management roles at Traffic.com, Hildebrandt International, and Grant Thornton. He is a graduate of Pennsylvania State University with a degree in Accounting and received his MBA from Delaware Valley College in December 2009. Mr. Ransom served as both President and CFO from August 2011 to January 1, 2014. Mr. Ransom resigned his position as Chief Financial Officer effective January 1, 2014 and resumed as solely President. Mr. Ransom was terminated for cause from his position of President effective April 18, 2018.

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

Stephen Jarvis – Director

Stephen Jarvis has served as a director of our Company since December 17, 2009. Mr. Jarvis is the co-founder and President of Positive Response Vision, Inc., located in Manila, Philippines. Formed in 1996, Positive Response Vision is one of the largest infomercial-based direct response companies in Southeast Asia and has 400 employees. The Company markets and distributes a vast range of products throughout the Philippines. As President, Mr. Jarvis is responsible for product sourcing and acquisition, inventory, finance control and design issues. Mr. Jarvis also produces infomercials in a private capacity, licensing them to Positive Response Vision and other international infomercial companies. Mr. Jarvis has been engaged in direct response marketing since 1983.

William Kinnear – Director

William Kinnear became a director of our Company in March 2013. Mr. Kinnear is a Chartered Professional Accountant in Canada and has over 40 years of experience as a senior officer with a variety of companies, both public and private, in the accounting and financial disciplines. His experience includes the areas of mortgage underwriting and finance, point of sale, steel fabrication, secretarial services, and investments. Mr. Kinnear is currently Corporate Secretary for a private investment company and provides corporate secretarial services to a variety of companies, working closely with stock exchanges and security commissions within Canada.

Donald McDonald, Jr. – Director

Donald McDonald Jr. became a director of our Company in April 2014. Mr. McDonald’s 40-year career spans several organizations from financing to direct response advertising to technology and media. His responsibilities as a founder and executive over the past 30 years include strategy, vision, management, operational and sales. In particular, Mr. McDonald led National Media Corporation, a direct response marketing company, to $320,000,000 in annual sales and a NYSE listing as a public company. Mr. McDonald is currently with Great Valley Capital Advisors, assisting companies with corporate development and strategy.

Diana Pessin – Director

Diana Pessin became a director of our Company in January 2016. Ms. Pessin has more than fifteen years of senior-level business management experience in product and direct to consumer marketing. Ms. Pessin is currently Vice President of User Acquisition & Programmatic Buying with HBO, where she leads the customer acquisition strategy for HBO’s streaming service and oversees a multi-million-dollar media budget to drive subscriptions across search, display, video, paid social and programmatic buying efforts. She has extensive experience in developing coordinated marketing and promotional campaigns, partnership negotiations, and analysis of sales and finances. Additionally, Ms. Pessin has served in consumer marketing roles at Sportscapsule, Inc. and Colgate-Palmolive Company. Ms. Pessin holds an MBA with a Concentration in Marketing and Media Management from Columbia University, a Bachelor’s of Science with Distinction in Applied Economics and Business Management from Cornell University.

There is no family relationship between any director, executive officer, or person nominated or chosen by our Company to become a director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, to report to the SEC their transactions in, and beneficial ownership of, our common stock, including any grants of options to purchase common stock. To the best of our knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth all compensation paid or earned for services rendered to our Company in all capacities during the year ended December 31, 2017 by our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards Granted
Kelvin Claney (Chief Executive Officer) (1)	2017	290,000	-	140,000	-
	2016	290,000	-	-	-

Richard Ransom (President) (2)	2017	225,000	-	140,000	-
	2016	200,000	-	-	-

Ernest P. Kollias, Jr. (Chief Financial Officer)	2017	160,000	-	56,000	-
	2016	40,000	-	-	195,000

Ryan Lebon (Former Chief Financial Officer	2016	105,000	-	-	-

(1) On April 15, 2018, Kelvin Claney, CEO, agreed to an annual reduction of $100,000 from his base salary. Mr. Claney’s total compensation for 2018 will be prorated using the effective date of April 15th, 2018.

(2) On April 18, 2018, our Board of Directors terminated the employment agreement of our president, Richard Ransom “for cause” as such term is defined in his employment agreement.

Compensation of Directors

During each year ended December 31, 2017 and 2016, Stephen Jarvis, William Kinnear, Donald McDonald, Jr. and Diana Pessin each received $9,000 as compensation for their service as directors. As part of her appointment as director on January 7, 2016, Diana Pessin was awarded 50,000 options at a price of $0.2057.

Employment Agreements

We entered into an employment agreement with Kelvin Claney, our Chief Executive Officer, effective March 1, 2011, the terms of which were amended in January 2017. Under the terms of the new employment agreement, effective January 1, 2017, the employment term is three years, which automatically renews each year for a new three-year term, unless terminated in accordance with the terms of the employment agreement. For the first three years, Mr. Claney will serve as CEO. Thereafter, Mr. Claney will serve as Creative Director, responsible for product identification and development, infomercial and video commercial development and product sales initiatives. As CEO, Mr. Claney will receive an annual salary of $290,000, subject to annual review and adjustment. Once Mr. Claney becomes Creative Director, his salary will be reduced as agreed at the time, but not less than $175,000 per year. Mr. Claney will also be reimbursed for the reasonable cost of a supplemental health insurance policy, as approved by the Company’s Compensation Committee, to supplement his Medicare primary insurance, will participate in the Company’s group life and disability policies, will receive an automobile allowance, and will be eligible to participate in all other benefits awarded to the Company’s senior management, such as employee stock option plans, profit-sharing plans and 401k plans. While he is CEO, Mr. Claney will be entitled to an annual bonus equal to a percentage of the Company’s EBITDA over $1,000,000. EBITDA, which is an acronym for earnings before interest, taxes, depreciation, and amortization, is a financial measurement of the Company’s operating performance. The percentage used to calculate the bonus ranges from 1% up to 3.5% to the extent EBITDA exceeds $5,000,000. If the Company’s EBITDA for any year does not show an increase over the prior year, the amount of the performance bonus shall be subject to review and appropriate adjustment by the Company’s Compensation Committee. Mr. Claney’s employment agreement may be terminated on death, disability, or for cause, in which event Mr. Claney will receive his salary, benefits and bonus as accrued through the date of termination. The employment agreement may also be terminated without cause, in which event Mr. Claney will be entitled to his salary through the remaining term, his benefits and bonus as accrued through the date of termination, immediate vesting of any stock options previously granted to him and 1,000,000 shares of the Company’s common stock. As a first step in addressing the operating cost structure of the Company, our CEO, Kelvin Claney has temporarily reduced his base salary by $100,000 per year. The reduction will initially be in effect from April 1 through December 31, 2018. If at December 31, 2018, it appears that it would be appropriate to extend the temporary reduction, Mr. Claney has expressed a willingness to do so. The temporary reduction does not affect Mr. Claney’s base salary for purposes of calculating any compensation that would be due him upon a termination of his employment.

On April 17, 2012, we entered into an employment agreement with Richard Ransom, our President, the terms of which were amended in January 2017. Under the terms of the new employment agreement, effective January 1, 2017, the employment term is three years, which will automatically renew each year for a new three-year term unless terminated in accordance with the terms of the employment agreement. Mr. Ransom will receive an annual salary of $225,000, subject to annual review and adjustment. Mr. Ransom will be eligible to participate in the Company’s group health, life and disability policies, will receive an automobile allowance, and will be eligible to participate in all other benefits awarded to the Company’s senior management, such as employee stock option plans, profit-sharing plans and 401k plans. The employment agreement provides that Mr. Ransom will be entitled to an annual bonus equal to a percentage of the Company’s EBITDA over $1,000,000. The percentage used to calculate the bonus ranges from 1% up to 3.5% to the extent EBITDA exceeds $5,000,000. If the Company’s EBITDA for any year does not show an increase over the prior year, the amount of the performance bonus shall be subject to review and appropriate adjustment by the Company’s Compensation Committee. The employment agreement may be terminated on death, disability, or for cause, in which event Mr. Ransom will receive his salary, benefits and bonus as accrued through the date of termination. The employment agreement may also be terminated without cause, in which event Mr. Ransom will be entitled to his salary through the remaining term, his benefits and bonus as accrued through the date of termination, immediate vesting of any stock options previously granted to him and 1,000,000 shares of the Company’s common stock. On April 18, 2018, our Board of Directors terminated the Mr. Ransom’s employment agreement “for cause” as such term is defined in the employment agreement.

On June 26, 2014, we entered into an employment agreement with Ryan LeBon, former Chief Financial Officer. Under the terms of the employment agreement, we paid an annual salary that was subject to review and, if appropriate, adjustment on an annual basis by the Board of Directors. Effective January 1, 2015, this annual salary was increased to $140,000 from $125,000 and approved by the Board of Directors. The former Chief Financial Officer was also entitled to annual performance bonuses as determined appropriate by the Board of Directors and was entitled to receive stock options and other employee benefits such as health insurance reimbursement; automobile allowance and other reimbursable expenses. Effective September 30, 2016, Ryan LeBon resigned from his position as Chief Financial Officer.

On October 6, 2016, we entered into an employment letter agreement with Ernest P. Kollias, Jr., our Chief Financial Officer. In January 2017, we entered into an employment agreement with Mr. Kollias for a three-year term. Mr. Kollias will receive an annual salary of $160,000, subject to annual review and adjustment. Mr. Kollias will be eligible to participate in the Company’s group health, life and disability policies, will receive an automobile allowance, and will be eligible to participate in all other benefits awarded to the Company’s senior management, such as employee stock option plans, profit-sharing plans and 401k plans. The employment agreement provides that Mr. Kollias will be entitled to an annual bonus equal to a percentage of the Company’s EBITDA over $1,000,000. The percentage used to calculate the bonus ranges from .5% up to 2% to the extent EBITDA exceeds $5,000,000. If the Company’s EBITDA for any year does not show an increase over the prior year, the amount of the performance bonus shall be subject to review and appropriate adjustment by the Company’s Compensation Committee. The employment agreement may be terminated on death, disability, or for cause, in which event Mr. Kollias will receive his salary, benefits and bonus as accrued through the date of termination. The employment agreement may also be terminated without cause, in which event Mr. Kollias will be entitled to his salary through the remaining term or, if greater, for 18 months, his benefits and bonus as accrued through the date of termination, and immediate vesting of any stock options previously granted to him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2018 our outstanding voting securities owned of record or beneficially by (1) each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, (2) each executive officer, (3) each director and (4) the shareholdings of all executive officers and directors as a group. As of May 31, 2018, we had 52,340,700 shares of common stock, and 210,000 shares of Series A Preferred Stock, issued and outstanding.

Name	Title of Class	Number of Shares Owned	Percentage of Class
Kelvin Claney, Chairman and Chief Executive Officer, Member of the Board of Directors(1)(7)(14)(20)	Common Stock	8,858,536	16.8%
	Series A Preferred Stock	210,000	100%
The Better Blocks Trust, declared January 1, 1994 (2)	Common Stock	6,668,660	12.7%
Richard Ransom, Former President (1)(8) (19)	Common Stock	2,080,332	3.9%
Ernest P. Kollias, Chief Financial Officer (1)(9)	Common Stock	813,500	1.5%
Stephen Jarvis, Member of the Board of Directors (3)(10)	Common Stock	546,999	1.0%
William Kinnear, Member of the Board of Directors (4)(11)	Common Stock	141,667	0.3%
Donald McDonald, Jr., Member of the Board of Directors (5)(12)	Common Stock	116,667	0.2%
Diana Pessin, Member of the Board of Directors(6) (15)	Common Stock	2,063,518	4.0%
Norman Pessin(16)	Common Stock	2,240,484	4.3%
Sandra Pessin(16)	Common Stock	5,696,079	10.9%
DG Value Partners, LP(17)	Common Stock	890,258	1.7%
DG Value Partners II Master Fund (17)	Common Stock	3,911,235	7.5%
LeoGroup Private Debt Facility, L.P. (18)	Common Stock	5,786,765	11.1%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (6 PERSONS) (21)	Common Stock	12,540,887	23.9%
	Series A Preferred Stock	210,000	100%

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1)	The business address for these persons is 489 Devon Park Drive, Suite 306, Wayne, PA 19087.
(2)	The address for The Better Blocks Trust is 34 Manchester Court, Berwyn, PA 19312.
(3)	Mr. Jarvis’ business address is 320 J P Razal Street, Unit 301, 3rd Floor Aralco Bldg., Poblacion, Makati City 1210, Philippines.
(4)	Mr. Kinnear’s business address is 72 Airdrie Road, Toronto, Ontario M46 1M2, Canada.
(5)	Mr. McDonald’s business address is 431 Drummers Lane, Wayne PA 19087.
(6)	Ms. Pessin’s business address is 310 E 75th Street, Apt 2a, New York, NY 10021.
(7)	Includes 633,333 shares as to which Mr. Claney holds exercisable options within 60 days.
(8)	Includes 1,141,666 shares as to which Mr. Ransom holds exercisable options within 60 days.
(9)	Includes 450,000 shares as to which Mr. Kollias holds exercisable options within 60 days.
(10)	Includes 191,667 shares as to which Mr. Jarvis holds exercisable options within 60 days.
(11)	Includes 150,000 shares as to which Mr. Kinnear holds exercisable options within 60 days.
(12)	Includes 125,000 shares as to which Mr. McDonald holds exercisable options within 60 days.
(13)	Currently exercisable options have been included as outstanding shares for purposes of this calculation.
(14)	Includes 6,668,660 shares owned by The Better Blocks Trust, of which Mr. Claney is a joint trustee. Mr. Claney disclaims beneficial ownership of the shares and options owned or controlled by The Better Blocks Trust beyond the extent of his pecuniary interest.
(15)	Includes 1,989,561 shares owned indirectly by spouse, Brian Pessin and 16,667 shares as to which Ms. Pessin holds exercisable options within 60 days.
(16)	Mr. and Mrs. Pessin’s business address is 366 Madison Avenue, 14th Floor, New York, NY 10017.
(17)	The address for DG Value Partners, LP and DG Value Partners II Master Fund is 460 Park Avenue, 22nd Floor, New York, New York 10022.
(18)	The address for LeoGroup Private Debt Facility, L.P. is 100 Wood Avenue South, #209, Iselin, NJ 08830. The shares reported herein are held directly by LeoGroup Private Debt Facility, L.P., or LeoGroup LP. LeoGroup Management, LLC, or LeoGroup Management is the General Partner of LeoGroup LP. LeoGroup Management is 100% owned by The Leo Group, LLC, or Leo Group. The shares directly owned by LeoGroup LP may be deemed indirectly owned by LeoGroup Management and Leo Group; however, each of LeoGroup Management and Leo Group disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein, if any, and the inclusion of these shares herein shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or any other purpose.
(19)	On April 18, 2018, our Board of Directors terminated the employment agreement of our president, Richard Ransom “for cause” as such term is defined in his employment agreement.
(20)	Each share of Series A Preferred Stock is entitled to 100 votes on all matters to be voted upon by the Company’s shareholders.
(21)	Does not include shares held by Richard Ransom, who, until April 18, 2018, was President of our Company.

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

On May 2, 2018, the Company and Kelvin Claney, our Chief Executive Officer, entered into a subscription agreement pursuant to which we issued to Mr. Claney 210,000 shares of Series A Preferred Stock for cash consideration of $403,200, or $1.92 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to our Company for professional services rendered from EisnerAmper LLP for the audit of our annual financial statements, review of our quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was approximately  $324,000 in 2017 and approximately $118,000 in 2016.

Audit-Related Fees

The aggregate fees billed to our Company for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above were approximately $0  in 2017 and $6,000 in 2016.

Tax Fees

The aggregate fees billed to our Company for professional services rendered for tax compliance, tax advice, and tax planning were approximately $5,000  in 2017 and approximately $19,000 in 2016.

All Other Fees

There were no other fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm.

All fees for audit and non-audit services, and any material fees for other services, are approved in advance by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

2.1	Share and Option Purchase Agreement	Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.3	First Amendment to Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

4.1	Specimen certificate evidencing the common stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001

4.2	Promissory Note, dated July 15, 2017, issued by ICTV Brands Inc. in favor of LeoGroup Private Investment Access, LLC in the principal amount of $2,000,000	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2017

10.1	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

10.2	2011 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 14, 2017

10.3	Product Purchase Agreement, dated January 22, 2016, by and between Omega 5 Technologies Inc., Richard A. Zirger, Christine Boves, and ICTV Brands Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on January 22, 2016

10.4	Assignment of Trademark by Dimensional Marketing Concepts, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Form SB-2, filed with the Securities and Exchange Commission on December 24, 2001.

10.5	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2016

10.6	First Amendment to Asset Purchase Agreement, dated January 23, 2017 by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017

10.7	Termination and Release Agreement, dated July 12, 2017 by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2017

10.8	Bill of Sale, dated July 12, 2017, by and among PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited and ICTV Holdings, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2017

10.9	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2016

10.10	First Amendment to Asset Purchase Agreement, dated January 23, 2017, by and among ICTV Brands Inc., Ermis Labs, Inc., LeoGroup Private Debt Facility, L.P. and Ermis Labs, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017

10.11	Securities Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., LeoGroup Private Debt Facility, L.P., Sandra F. Pessin and Brian L. Pessin	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2016

10.12	Registration Rights Agreement, dated January 23, 2017, by and among ICTV Brands Inc. and the Investors named therein.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017

10.13	Amendment No. 1 to the Registration Rights Agreement, dated February 28, 2017, by and among ICTV Brands Inc. and the Investors signatory thereto	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017

10.14	Escrow Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited, LeoGroup Private Debt Facility, L.P., Sandra F. Pessin, Brian L. Pessin and Bevilacqua PLLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2016

10.15	Transition Services Agreement, dated October 4, 2016, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2016

10.16	First Amendment to Transition Services Agreement, dated January 23, 2017, by and among ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017

10.17	Plan of Merger of ICTV Holdings, Inc. into ICTV Brands Inc., dated November 16, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2017

10.18	Plan of Merger of Ermis Labs, Inc. into ICTV Brands Inc., dated November 16, 2017	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBEL Taxonomy Extension Dedinition Linkbase Document	*

101.LAB	XBRL Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

* As provided in Rule 406T of Regulation S–T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICTV BRANDS INC.

Date: May 31, 2018	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kelvin Claney	Date: May 31, 2018
Name:	Kelvin Claney
Title:	Chief Executive Officer and Chairman

By:	/s/ Ernest P. Kollias, Jr	Date May 31, 2018
Name:	Ernest P. Kollias, Jr.
Title:	Chief Financial Officer

By:	/s/ Stephen Jarvis	Date May 31, 2018
Name:	Stephen Jarvis
Title:	Director

By:	/s/ William Kinnear	Date May 31, 2018
Name:	William Kinnear
Title:	Director

By:	/s/ Donald McDonald, Jr.	Date May 31, 2018
Name:	Donald McDonald, Jr.
Title:	Director

By:	/s/ Diana Pessin	Date May 31, 2018
Name:	Diana Pessin
Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ICTV Brands Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ICTV Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICTV Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United State of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated net losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these manners are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standard of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, where due to error or fraud, and performing procedures that respond to those risk. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimated made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP
Philadelphia, Pennsylvania
May 31, 2018

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 and 2016

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,258,360	$1,390,641
Accounts receivable, net of allowances for returns and doubtful accounts of $913,303 and $123,109, respectively	3,576,376	506,337
Inventories, net	5,631,857	1,499,270
Prepaid expenses and other current assets	167,914	254,303
Total current assets	10,634,507	3,650,551

Property and equipment	1,117,487	74,098
Less accumulated depreciation	(230,394)	(58,099)
Property and equipment, net	887,093	15,999

Intangible assets, net	2,248,657	872,864

Total assets	$13,770,257	$4,539,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,911,778	$1,644,899
Current portion of long-term debt to related party	722,908	-
Deferred revenue	403,844	377,445
Deferred consideration – due to related party	241,379	-
Other liabilities – net of discount	369,563	288,525
Total current liabilities	7,649,472	2,310,869

Deferred revenue – long term	194,534	274,374
Deferred consideration – long term, due to related party	970,688	-
Other liabilities – long term, net of discount	371,149	665,713
Long-term debt to related party, net of current portion	1,074,141	-
Total long-term liabilities	2,610,512	940,087

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,340,700 and 28,343,007 shares issued and outstanding as of December 31, 2017 and 2016, respectively	42,130	18,132
Additional paid-in capital	20,198,137	11,546,804
Accumulated other comprehensive income	174,875	-
Accumulated deficit	(16,904,869)	(10,276,478)

Total shareholders’ equity	3,510,273	1,288,458

Total liabilities and shareholders’ equity	$13,770,257	$4,539,414

See accompanying notes to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016
NET SALES	$31,458,065	$16,788,736

COST OF SALES	12,631,339	4,998,682

GROSS PROFIT	18,826,726	11,790,054

OPERATING EXPENSES:
General and administrative	10,286,623	4,258,177
Selling and marketing	15,514,881	8,514,634
Total operating expenses	25,801,504	12,772,811

OPERATING LOSS	(6,974,778)	(982,757)

OTHER INCOME (EXPENSE), NET
Interest expense, net	(400,480)	(13,587)
Miscellaneous income	217,134	-
Gain on settlement of contingent consideration	1,969,245	-
Impairment of intangible asset	(1,235,162)	-
OTHER INCOME (EXPENSE), NET	550,737	(13,587)

LOSS BEFORE PROVISION FOR INCOME TAX	(6,424,041)	(996,344)

PROVISION FOR INCOME TAXES	204,350	-

NET LOSS	$(6,628,391)	$(996,344)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	174,875	-

COMPREHENSIVE LOSS	$(6,453,516)	$(996,344)

NET LOSS PER SHARE
BASIC	$(0.13)	$(0.04)
DILUTED	$(0.13)	$(0.04)

WEGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	50,229,056	28,213,675

See accompanying notes to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	Common Stock $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Totals
Balance at January 1, 2016	28,027,012	$17,816	$11,130,588	$-	$(9,280,134)	$1,868,270

Share based compensation	-	-	416,532	-		416,532

Cashless exercise of options	315,995	316	(316)	-	-	-

Net loss	-	-	-	-	(996,344)	(996,344)

Balance at January 1, 2017	28,343,007	$18,132	$11,546,804	$-	$(10,276,478)	$1,288,458

Share based compensation	-	-	447,202	-	-	447,202

Issuance of stock for asset purchase	2,500,000	2,500	847,500	-	-	850,000

Issuance of stock, net of offering costs of $17,070	20,588,243	20,588	6,962,342	-	-	6,982,930

Issuance of stock for compensation	600,000	600	335,400	-	-	336,000

Cashless exercise of options	42,782	43	(43)	-	-	-

Exercise of options	266,668	267	58,932	-	-	59,199

Foreign currency translation adjustment	-	-	-	174,875	-	174,875

Net loss	-	-	-	-	(6,628,391)	(6,628,391)
Balance December 31, 2017	52,340,700	$42,130	$20,198,137	$174,875	$(16,904,869)	$3,510,273

See accompanying notes to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,628,391)	$(996,344)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	193,111	7,607
Write off of inventory	1,323,324	-
Inventory reserve	172,972	-
Amortization of intangible assets	942,116	290,951
Bad debt expense	1,459,924	920,929
Share based compensation	447,202	416,532
Issuance of stock for compensation	336,000	-
Change in fair value of contingent consideration	(48,035)	-
Loss on disposal of property and equipment	6,197	-
Non-cash interest expense	106,879	15,423
Impairment of intangible asset	1,235,162	-
Gain on settlement of contingent consideration	(1,969,245)	-
Change in assets and liabilities
Accounts receivable	(4,483,460)	(1,125,540)
Inventories	1,288,875	706,456
Prepaid expenses and other current assets	292,264	162,754
Accounts payable and accrued liabilities	3,868,536	128,649
Severance payable	-	(45,995)
Deferred revenue	(53,442)	(197,993)
Net cash provided by/(used in) operating activities	(1,510,011)	283,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(200,833)	(2,090)
Cash paid for acquisition of PhotoMedex, Inc.	(5,000,000)	-
Net cash used in investing activities	(5,200,833)	(2,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of DermaWand® asset purchase agreement	(225,000)	(225,000)
Proceeds from issuance of stock, net of offering costs	6,982,930	-
Proceeds from exercise of options	59,199	-
Payments of deferred consideration for asset acquisition	(14,583)	-
Settlement payment for PhotoMedex acquisition	(2,000,000)	-
Proceeds from long-term debt to related party	2,000,000	-
Repayments of long-term debt to related party	(228,152)	-
Net cash provided by/(used in) financing activities	6,574,394	(225,000)

Effect of exchange rates on cash and cash equivalents	4,169	-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(132,281)	56,339
CASH AND CASH EQUIVALENTS, beginning of the year	1,390,641	1,334,302
CASH AND CASH EQUIVALENTS, end of the year	$1,258,360	$1,390,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$271,847	$-

See accompanying notes to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$43	$316
Payments of DermaWand® asset purchase agreement	$-	$1,200,000
Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$9,198,043	$-
Fair value of deferred consideration	(4,198,043)	-
Cash paid for acquisition	$5,000,000	$-
Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$1,981,822	$-
Present value of deferred consideration	(1,131,822)	-
Issuance of common stock for asset purchase	(850,000)	-
Cash paid for acquisition	$-	$-
Settlement of contingent consideration to PhotoMedex on July 12, 2017
Contingent consideration owed to PhotoMedex	$3,579,760	$-
Other receivables amount forgiven	(837,708)	-
Payables extinguished	1,017,193	-
Settlement payment made	(2,000,000)	-
Assignment of deposit amount	210,000	-
Gain on settlement of contingent consideration	$1,969,245	$-

See accompanying notes to the consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 1 – Organization and Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc. (the “Company”, “We”, or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. As of December 31, 2017 we have the following subsidiaries:

●	Better Blocks International Limited, or (“BBI”), a New Zealand corporation;

●	ICTV Brands Israel Limited., incorporated under the laws of Israel;

●	ICTV Brands UK Limited., incorporated under the laws of the United Kingdom;

●

ICTV Brands HK Limited, a private limited company limited by shares, incorporated under the laws of Hong Kong (ICTV Brands HK Limited was formally known as “Radiancy HK Limited” and was officially renamed  to ICTV Brands HK Limited on July 31, 2017); and

●	LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (“LK Technology”).

On January 23, 2017, ICTV Holdings, Inc., a Nevada corporation and the Company’s wholly-owned subsidiary (“ICTV Holdings”) completed the purchase of substantially all the assets of PhotoMedex, Inc., a Nevada corporation and its wholly-owned subsidiaries, Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited, (collectively, the “PHMD Sellers”), pursuant to an asset purchase agreement, dated October 4, 2016, by and among the Company, ICTV Holdings and the PHMD Sellers, as amended by the first amendment thereto dated January 23, 2017.

On November 16, 2017, the Company adopted a Plan of Merger pursuant to which, effective November 16, 2017, ICTV Holdings was merged with and into the Company, with the Company continuing as the surviving corporation, and each share of ICTV Holdings common stock outstanding immediately prior to the effective date was cancelled and extinguished.

On January 23, 2017 Ermis Labs, Inc., a Nevada corporation and the Company’s wholly-owned subsidiary (“Ermis Labs”) completed the purchase of substantially all the assets of Ermis Labs, Inc., a New Jersey corporation (“ELNJ”), pursuant to an asset purchase agreement, dated October 4, 2016, by and among the Company, Ermis Labs, ELNJ, and LeoGroup Private Debt Facility, L.P., a significant  shareholder (related party), as amended by the first amendment thereto dated January 23, 2017.

On November 16, 2017, the Company adopted a Plan of Merger pursuant to which, effective November 16, 2017, Ermis Labs was merged with and into the Company, with the Company continuing as the surviving corporation, and each share of Ermis Labs common stock outstanding immediately prior to the effective date was cancelled and extinguished.

Although our companies are incorporated in New Zealand, Nevada, Israel, United Kingdom, Hong Kong, and Brazil, our operations are currently run from our Wayne, Pennsylvania office.

We develop, market and sell products through a multi-channel distribution strategy, including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third-party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including DermaWand®, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, DermaBrilliance®, a skin care resurfacing device that helps reduce visible signs of aging, and Jidue®, a facial massager device which helps alleviate stress. We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. We are presently exploring other devices and consumable product lines currently under licensing agreements.

The goal of our strategy is to introduce our brands to the market through an omni-channel platform that includes, but is not limited to direct to consumer, live home shopping, traditional retail, e-commerce market places, Hong Kong airlines, and international third-party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 1 - Organization, Business of the Company and Liquidity (continued)

PhotoMedex Acquisition

On October 4, 2016, we and our wholly-owned subsidiary, ICTV Holdings, entered into an asset purchase agreement, as amended by the First Amendment to the Asset Purchase Agreement, dated January 23, 2017 (as so amended, the “PhotoMedex Purchase Agreement”) with PhotoMedex, Inc., a Nevada corporation (“PhotoMedex”), and its wholly owned subsidiaries, Radiancy, Inc., a Delaware corporation, PhotoTherapeutics Ltd, a private limited company limited by shares incorporated under the laws of England and Wales, and Radiancy Israel Limited, a private corporation incorporated under the laws of the State of Israel, (collectively with PhotoMedex, the “PHMD Sellers” and individually, a “Seller”), pursuant to which ICTV Holdings acquired substantially all of the assets of the PHMD Sellers, including, but not limited to, all of the equity interests of the Seller’s subsidiaries Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong, and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil, for a total purchase price of $9,500,000. Such acquisition is referred to herein as the “PhotoMedex Acquisition.” The PhotoMedex Acquisition was completed on January 23, 2017. (See Note 3 - Business and Asset Acquisitions).

The PhotoMedex Acquisition included the acquisition of proprietary products and services that address skin diseases and conditions or pain reduction using home-use devices for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain; which products are sold and distributed to traditional retail, online and infomercial outlets for home-use products and include, without limitation, the following: (a) no!no!® Hair, (b) no!no!® Skin, (c) no!no!® Face Trainer, (d) no!no!® Glow, (e) Made Ya Look, (f) no!no!® Smooth Skin Care, (g) Kyrobak®, and (h) ClearTouch ®.

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

On July 12, 2017, we and ICTV Holdings entered into a Termination and Release Agreement with the PHMD Sellers (the “Release Agreement”). Under the terms of the Release Agreement, the PhotoMedex Purchase Agreement is terminated and of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release Agreement. Pursuant to the Release Agreement, each of the Company and ICTV Holdings, on the one hand, and the PHMD Sellers on the other hand, fully release, forever discharge and covenant not to sue any other party, from and with respect to any and all past and present claims arising out of, based upon or relating to the PhotoMedex Purchase Agreement (other than the surviving covenants described in the Release Agreement) or the transactions contemplated thereby. The Release Agreement required that the Company pay to PhotoMedex $2,000,000 on or before July 15, 2017 (the “Payment”), subject to which, neither the Company nor ICTV Holdings shall have any further royalty or other payment obligations under the PhotoMedex Purchase Agreement.

As partial consideration for the releases provided by ICTV Holdings to the PHMD Sellers, on July 12, 2017, the PHMD Sellers and ICTV Holdings entered into a Bill of Sale and Assignment, which provides that each Seller sell, assign, transfer, convey and deliver to ICTV Holdings, and ICTV Holdings purchase and accept from each Seller, all of the right, title and interest, legal or equitable, of each such Seller in and to a deposit in the amount of $210,000 held by a supplier, Sigmatron International, Inc. (“Sigmatron”), between the PHMD Sellers and Sigmatron.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 1 - Organization, Business of the Company and Liquidity (continued)

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

The following summarizes the amounts owed to PhotoMedex (PHMD) as of July 12, 2017 and the gain on settlement recorded during the year ended December 31, 2017:

Contingent consideration owed to PHMD (see above)		$3,579,760
Other payables (receivables)
Due from PHMD	$(837,708)
Contingent consideration earned but not paid	570,248
Other payable amounts due to PHMD	446,945	179,485
Net amount owed to PHMD		$3,759,245

Settlement amount		$2,000,000
Assignment of Sigmatron deposit to ICTV		(210,000)
Net settlement		1,790,000

Gain on settlement		$1,969,245

Ermis Labs Asset Acquisition

On October 4, 2016, we and our wholly-owned subsidiary, Ermis Labs, Inc., a Nevada corporation (“Ermis Labs”), entered into an asset purchase agreement (the “Ermis Labs Purchase Agreement”) with LeoGroup Private Debt Facility L.P. a Delaware limited partnership (the “LeoGroup L.P.”), a significant shareholder, and Ermis Labs, Inc., a New Jersey corporation (“ELNJ”), pursuant to which Ermis Labs  has agreed to acquire substantially all of the assets of ELNJ  (collectively, the “Ermis Labs Assets”), for a total purchase price of $1,982,000. Such acquisition is referred to herein as the “Ermis Labs Asset Purchase” (See Note 3 - Business and Asset Acquisitions).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 1 - Organization, Business of the Company and Liquidity (continued)

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net loss of approximately $6,628,000 for the year ended December 31, 2017 and generated negative cash flows from operating activities of approximately $1,510,000. In addition, we have an accumulated deficit of approximately $16,905,000 as of December 31, 2017. The net loss for the year included an impairment loss on intangible assets of approximately $1,235,000, an inventory net realizable value adjustment of approximately $1,323,000 associated with the Ermis Labs and PhotoMedex acquisitions, and bad debt expense of approximately $1,460,000. The net loss also included a gain on settlement of the Photomedex contingent consideration of approximately $1,969,000, we had cash and cash equivalents of approximately $1,258,000, and positive working capital of approximately $2,985,000 at December 31, 2017.

In response to our continued losses and our cash flow deficiencies, we have taken measures to reduce expenses and restructure operations in 2018, which we feel are necessary to ensure we maintain sufficient working capital and liquidity to operate the business and invest in our future. As a first step  in addressing the operating cost structure of the Company, our CEO, Kelvin Claney, temporarily reduced his base salary by $100,000 per year. The reduction will initially be in effect from April 1 through December 31, 2018. If at December 31, 2018, it appears that it would be appropriate to extend the temporary reduction, our Chief Executive officer has expressed a willingness to do so. The temporary reduction does not affect his base salary for purposes of calculating any compensation that would be due him upon a termination of his employment. Our next steps were to evaluate our staffing needs. As a result, we have also reduced staff and office space to decrease our overall overhead.  We have also begun to evaluate our media spend and started to decrease our spending and have already seen an increase in efficiency, which will be seen in filings to come.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Note 2 - Summary of significant accounting policies

Principles of consolidation

Our accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries BBI, ICTV Brands UK Limited, ICTV Brands Israel Limited, ICTV Brands HK Limited and LK Technology from their initial acquisition dates. In October 2016, ICTV Holdings and Ermis Labs, Inc. were formed as holding companies for the asset purchase agreements that were entered into with PhotoMedex, Inc. and Ermis Lab, Inc. (See Note 3 - Business and Asset Acquisitions). On November 16, 2017, ICTV Holdings and Ermis Labs, Inc. were merged into ICTV Brands, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. The most significant estimates used in these consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, allocation of purchase price, valuation allowance on deferred tax assets, valuation of intangibles, valuation of contingent consideration, and share based compensation. Actual results could differ from these estimates.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In January 2017, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017 -01 narrows the definition of a “business”. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption.  We adopted this standard on January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include but are not limited to debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method investments. ASU 2016-15 is required to be retrospectively applied and is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. As a result of the PhotoMedex acquisition (See Note 3 - Business and Asset Acquisitions), we adopted this standard on January 1, 2017.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for interim and annual periods beginning December 15,  2019 and early adoption is permitted. Entities are required to adopt ASU 2016-13 using a modified retrospective approach , subject to certain limited exceptions. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes various provisions to simplify the accounting for share-based payments with the goal of reducing the cost and complexity of accounting for share-based payments. The amendments may significantly impact net income, earnings per share and the statement of cash flows as well as present implementation and administration challenges for companies with significant share-based payment activities. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. ASU 2016-09 was adopted effective January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We have performed a detail review of our revenue arrangements which consist primarily of product sales based on the guidance in the standard. We are continuing to review performance obligations in terms of material customer contractual arrangements to verify that revenue is recognized when performance obligations are satisfied. Based on our review of the interpretive guidance that has been issued, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements; however, it will materially impact our disclosures. We have not completed the implementation of changes to our processes related to revenue recognition and the control activities within them. These include the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, include cash and trade receivables. We maintain cash in bank accounts that, at times, may exceed federally insured limits. We have not experienced any losses and believe we are not exposed to any significant risks on our cash in bank accounts.

As of December 31, 2017, 18% of our accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television (“DRTV”). In addition, 63% was due from brick and mortar retailers, 11% was due from e-commerce accounts, and 8% was due from duty free airline business. Major customers are considered to be those who accounted for more than 10% of net sales. For the fiscal years ended December 31, 2017 and December 31, 2016, there were no major customers.

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

Foreign currency transactions

Transactions we entered into in currencies other than our local currency, are recorded in our local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Consolidated Statements of Operations and Comprehensive Loss.

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

Assets and liabilities of our foreign subsidiaries are translated based on the exchange rates prevailing at the balance sheet date and revenues and expenses are translated at the average exchange rates for the period. Net differences from currency translation are included in other comprehensive income on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $913,000 and $123,000 as of December 31, 2017 and 2016, respectively. The allowances are calculated based on historical analysis including customer returns and bad debts.

In addition to allowances for returns on accounts receivable, an accrual is made for the return of product that have been sold to customers and had cash collections, while the customer still has the right to return the product. The amounts of these accruals included in accounts payable and accrued liabilities in our Consolidated Balance Sheets were approximately $179,000 and $91,000 as of December 31, 2017 and 2016, respectively

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Inventories

Inventories consist primarily of finished products held for resale and are valued at the lower of cost (first-in, first-out method) or net realizable value. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. During the year ended December 31, 2017, we directly wrote off inventory of approximately $1,323,000 based upon an evaluation of the Ermis Labs and PhotoMedex acquired inventory. The Company’s reserve for obsolescence was approximately $247,000 and $74,000  as of December 31, 2017 and 2016, respectively. Included in inventory at December 31, 2017 and 2016 is approximately $51  ,000 and $67,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product, as well as consigned products that are held at retailer distributors for sale.

Property and equipment

Property and equipment are carried at cost and depreciation is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years for computer hardware and software and furniture and fixtures. Depreciation is computed using the straight-line method. Leasehold improvements have an estimated life of the lesser of estimated useful life and lease term. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation expense amounted to approximately $193,000 and $8,000 for the years ended December 31, 2017 and 2016, respectively.

Property and equipment consisted of the following at:

	December, 2017	December 31, 2016
Computer hardware and software	$154,061	$33,549
Furniture and equipment	907,586	40,549
Leasehold improvements	55,840	-
	$1,117,487	$74,098
Accumulated depreciation	(230,394)	(58,099)
Property and equipment, net	$887,093	$15,999

Intangible assets

Definite-lived intangibles are amortized using the straight-line method over their estimated useful lives ranging from four to five years. Amortization expense was approximately $942,000 and $291,000 for the years ended December 2017 and 2016, respectively. We evaluate the recoverability of the intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by us to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. During the year ended December 31, 2017, an impairment loss of approximately $1,235,000 was recognized to write off intangible assets acquired as part of the purchase of Ermis Labs. The impairment was triggered by management’s decision, at year end, that these products were no longer core to our business model, and therefore impaired.  There was no impairment during the year ended December 31, 2016.

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

Revenue related to our DermaVital® continuity program is recognized monthly upon shipment to customers. Revenue from our live home shopping and retail customers is recorded upon sale to the final customer. Revenue related to international wholesale and third-party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment.

Included in deferred revenue – short-term are payments received prior to shipment on international sales of approximately $217,000 and $142,000 as of December 31, 2017 and 2016, respectively.

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

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

We sell warranties on the DermaWand® for various terms. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying consolidated balance sheets. Changes in deferred service revenue related to the warranties is presented in the following table:

	Years ended December 31,
	2017	2016
Deferred extended warranty revenue:
At beginning of period	$509,389	$629,143
Revenue deferred for new warranties	127,997	118,148
Revenue recognized	(255,499)	(237,902)
At end of period	$381,887	$509,389

Current portion	$187,353	$235,015
Non-current portion	194,534	274,374
	$381,887	$509,389

Shipping and Handling

The amount billed to a customer for shipping and handling is included in revenue. Shipping, handling and processing revenue approximated $1,308,000 and $2,097,000 for the years ended December 31, 2017 and 2016, respectively. Shipping and handling costs are included in cost of sales. Shipping and handling costs approximated $666,000 and $861,000 for the years ended December 31, 2017 and 2016, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Research and development costs approximated $283,000 and $111,000 for the years ended December 31, 2017 and 2016, respectively.

Advertising

Advertising costs, consisting of media, internet marketing and production costs, are expensed as incurred and are included in selling and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. Media costs for airing our infomercials were approximately $7,787,000 and $4,965,000  for the years ended December 31, 2017 and 2016. Internet marketing costs were approximately $4,481,000 and $1,347 ,000 for the years ended December 31, 2017 and 2016. Production costs were $334,000 and $239,000 for the years ended December 31, 2017 and 2016.

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

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of December 31, 2017, 50,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. In December 2017, the 2011 Plan was amended to increase the number of stock options that may be awarded to not exceed a total of 8,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of December 31, 2017, 3,943,335 options are outstanding under the 2011 Plan.

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

We use ASC Topic 718, “Share-Based Payments”, to account for stock-based compensation issued to employees and directors. We recognize compensation expense in an amount equal to the grant date fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards using the Black-Scholes valuation model.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the years ended December 31, 2017 and 2016:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2017	3,680,002	-	3,680,002	$0.24
Granted during the year	560,000	-	560,000	0.44
Exercised during the year	(153,334)	-	(153,334)	0.16
Forfeited during the year	(93,333)	-	(93,333)	0.32

Balance, December 31, 2017	3,993,335	-	3,993,335	$0.27

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2016	4,036,669	-	4,036,669	$0.21
Granted during the year	725,000	-	725,000	0.34
Exercised during the year	(650,000)	-	(650,000)	0.16
Forfeited during the year	(431,667)	-	(431,667)	0.26

Balance, December 31, 2016	3,680,002	-	3,680,002	$0.24

Of the stock options outstanding as of December 31, 2017 under the Stock Option Plans, 3,516,668 options are currently vested and exercisable. The weighted average exercise price of these options was $0.25. These options expire through November 2027.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2017 and 2016, was approximately $478,000 and $203,000, respectively. The aggregate intrinsic value for stock options exercised during the years ended December 31, 2017 and 2016 was approximately $53,000 and $82,000, respectively.

For the years ended December 31, 2017 and 2016, we recorded approximately $424,000 and $363,000, respectively, in stock compensation expense under the Stock Option Plans. At December 31, 2017, there was approximately $174,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the years ended December 31, 2017 and 2016 to value the stock options granted during the period:

2017		2016
Risk-free interest rate	2.17 - 2.34%	Risk-free interest rate	1.58 - 2.18%
Expected dividend yield	0.00	Expected dividend yield	0.00
Expected life	6.00 years	Expected life	6.00 years
Expected volatility	143 – 145%	Expected volatility	152-153%
Forfeiture rate	5.0%	Forfeiture rate	5.0%
Weighted average grant date fair value	$0.45	Weighted average grant date fair value	$0.33

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the years ended December 31, 2017 and 2016:

	Number of Shares			Weighted Average
	Employee	Non - Employee	Totals	Exercise Price

Balance, January 1, 2017	516,667	1,676,667	2,193,334	$0.35
Granted during the year	-	-	-	-
Exercised during the year	(183,334)	-	(183,334)	0.27
Expired during the period	-	(200,000)	(200,000)	0.80
Balance, December 31, 2017	333,333	1,476,667	1,810,000	$0.31

	Number of Shares			Weighted Average
	Employee	Non - Employee	Totals	Exercise Price

Balance, January 1, 2016	466,667	1,976,667	2,443,334	$0.32
Granted during the year	50,000	-	50,000	0.21
Expired during the period	-	(300,000)	(300,000)	$0.80
Balance, December 31, 2016	516,667	1,676,667	2,193,334	$0.35

Of the stock options currently outstanding outside of the Stock Option Plans at December 31, 2017, 1,810,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.31. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2017 and 2016, was approximately $218,000 and $124,000, respectively. The aggregate intrinsic value for stock options exercised during the years ended December 31, 2017 and 2016 was approximately $40,000 and $0, respectively.

For the years ended December 31, 2017 and 2016, we recorded approximately $23,000 and $54,000, respectively in stock compensation expense related to stock options outside of the Stock Option Plans. At December 31, 2017, there was approximately $3,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over a remaining vesting period of 2 years.

There were no grants for the year ended December 31, 2017.

The following assumptions are used in the Black-Scholes option pricing model for the year ended December 31, 2016.

2016
Risk-free interest rate	1.94%
Expected dividend yield	0.00
Expected life	6.0 years
Expected volatility	156%
Forfeiture rate	5.0%
Weighted average grant date fair value	$0.21

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of all stock options outstanding, and nonvested for the year ended December 31, 2017:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2017 – nonvested	1,193,335	-	1,193,335	$0.27
Granted	560,000	-	560,000	0.44
Vested	(1,183,335)	-	(1,183,335)	0.29
Forfeited	(93,333)	-	(93,333)	0.32
Balance, December 31, 2017 – nonvested	476,667	-	476,667	$0.42

Note 3 - Business and Asset Acquisitions:

PhotoMedex Acquisition

As described in Note 1, the PhotoMedex Purchase Agreement was entered into on October 4, 2016 and was completed on January 23, 2017. The total purchase price was $9,500,000.

The purchase price paid by ICTV Holdings in the PhotoMedex Acquisition was paid as follows: (i) $3,000,000 of the purchase price which was raised in a private placement (described below in more detail) was deposited on October 5, 2016 into an escrow account established by counsel to the Company and ICTV Holdings, as escrow agent (the “Escrow Agent”), under an escrow agreement entered into on October 4, 2016 among the Company, ICTV Holdings, the PHMD Sellers, the Escrow Agent, and certain investors in the Company’s private placement (the “Escrow Agreement”), which escrow funds were paid to the PHMD Sellers on January 23, 2017, in accordance with the Escrow Agreement and subject to the conditions thereof; (ii) $2,000,000 of the purchase price was to be paid on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price of $4,500,000 was payable in the form of a continuing royalty as described in more detail below. On October 4, 2016, as required by the PhotoMedex Purchase Agreement, we delivered to PhotoMedex a letter of credit from LeoGroup L.P. (a significant shareholder), a private equity fund that secured our obligation to make the $2,000,000 payment referred to in clause (ii) above. The letter of credit was valid until the earlier of; (1) full payment on demand and presentation on or before January 23, 2017, or (2) 180 days from the date of letter of credit. The Company paid $250,000 of the purchase price payable per clause (ii) above in March 2017 and the balance of $1,750,000 was paid on April 22, 2017.

Under the PhotoMedex Purchase Agreement, until the July 12, 2017 Release Agreement discussed in Note 1, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commenced with net cash actually received from and after January 23, 2017, and would continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales. The fair value of the contingent consideration was determined using the present value of expected payments as of the date of acquisition and totaled $4,198,043 using the assumption of a 9.7% discount rate over 18 months. On July 12, 2017, the Company entered into a Termination and Release Agreement with the PHMD Sellers and as of December 31, 2017, whereby no further obligation remains. See Note 1 – PhotoMedex Acquisition for additional information.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

In connection with the PhotoMedex Purchase Agreement, on October 4, 2016, ICTV Holdings entered into a transition services agreement with the PHMD Sellers (the “Transition Services Agreement”), pursuant to which PHMD Sellers had agreed to make available to ICTV Holdings certain services on a transitional basis and allow ICTV Holdings to occupy and use a portion of the PHMD Sellers’ premises and warehouses, in exchange for which ICTV Holdings was to (i) pay to the PHMD Sellers the documented costs and expenses incurred by them in connection with the provision of those services; (ii) pay to the PHMD Sellers the documented lease costs including monthly rental and any utility charges incurred under the applicable leases; (iii) reimburse the PHMD Sellers for the documented costs and expenses incurred by them for the continued storage of inventory and raw materials at warehouse locations, and for services for fulfilling and shipping orders for such inventory; and (iv) reimburse the PHMD Sellers for the payroll, employment-related taxes, benefit costs and out of pocket expenses paid to or on behalf of employees. As of July 12, 2017, pursuant to the terms of the Transition Services Agreement and the Release Agreement, ICTV Holdings has no further obligations under the Transition Services Agreement.

The Company accounted for the PhotoMedex Acquisition as a business combination. Under this method of accounting, the total estimated purchase consideration was allocated to the acquired tangible and intangible assets, based on their fair values as of the acquisition date. There was no excess price above fair value for this transaction.

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

Pursuant to the Release Agreement, as of July 12, 2017, the contingent consideration balance to PhotoMedex totaling $3,579,760 was extinguished. Therefore, the balance at December 31, 2017 was zero (See Note 1 - PhotoMedex Acquisition).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 3 - Business and Asset Acquisitions (continued):

The following unaudited condensed pro forma financial information for the year ended December 31, 2017 and 2016 represent the combined results of the Company’s operations as if the PhotoMedex Acquisition had occurred on January 1, 2016. Excluded from the pro forma net loss and net loss per share amounts for the year ended December 31, 2017 are one-time acquisition costs of $49,312 attributable to the PhotoMedex Acquisition and the one-time settlement gain of $1,969,245. These pro forma results are not necessarily indicative of what historical performance would have been had this business combination been effective as of the hypothetical acquisition date, nor should they be interpreted as expectations of future results.

	For the year ended December 31,
	2017	2016
Net sales	$35,009,574	$51,119,736
Net loss	$(7,839,414)	$(10,134,344)
Net loss per share – basic and diluted	$(0.16)	$(0.21)
Weighted average number of common shares basic and diluted	50,229,056	48,801,918

The results of operations for the PhotoMedex acquisition have been included in the consolidated financial statements from January 23, 2017, the effective date of the acquisition.

Ermis Labs Asset Purchase

As described in Note 1, the Ermis Labs asset purchase was entered into on October 4, 2016 and was completed on January 23, 2017. Pursuant to the agreement, the aggregate purchase price was to be paid as follows: (i) the issuance of 2,500,000 shares of our common stock to the stockholders of Ermis Labs, which had a fair value on the date of acquisition of $850,000 and (ii) $1,750,000 payable in the form of a continuing royalty as described in more detail below. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act.

Under the Ermis purchase agreement, we are required to pay to Ermis Labs a continuing monthly royalty of 5% of net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the over-the-counter medicated skin care products acquired in the Ermis Labs Asset Acquisition, commencing with net cash actually received by us or our affiliates from and after January 23, 2017 and continuing until the total royalty paid to Ermis Labs totals $1,750,000; provided, however, that we are required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017. The present value of the deferred consideration of $1,750,000 was $1,131,822, based on the assumption of a discount rate of 10.7% over ten years. The balance of the first payment due by December 31, 2017 was paid subsequent to year end in the amount of $160,417.

The changes in the Company’s deferred consideration payable due to Ermis Labs, Inc. during the year ended December 31, 2017 was as follows:

Balance at January 23, 2017 – initial measurement	$1,131,822
Consideration payments	(14,583)
Accretion of interest	94,829
Balance at December 31, 2017	$1,212,068

Current portion	$241,379
Non-current portion	970,689
$1,212,068

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The Company accounted for the Ermis Labs purchase as an asset purchase. Under this method of accounting, the total purchase consideration was allocated to the specific acquired tangible and intangible assets based on their relative fair values.

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

During the year ended December 31, 2017, it was determined that the intangible assets were impaired. Accordingly, we recognized an impairment loss of approximately $1,235,000, the net asset value at the time of impairment. The Company made the decision to impair the intangible assets in an effort to focus only on ICTV’s core products . In addition, the company also wrote off Ermis Labs and PhotoMedex acquired inventory of approximately $1,323,000.

Note 4 - Commitments and contingencies

As of December 31, 2016, we had an active lease through March 2017 related to the office space rented in Wayne, Pennsylvania. In February 2017, we entered into an amendment to our current lease for a new space in our current building from March 2017 through February 2022. In August 2017, we entered into a second amendment to expand our space which increased monthly base rent payments. Our London office lease became month to month beginning in September 2017. We then signed a new lease on January 1, 2018, through February 2022. The total monthly cost for our London office is approximately $2,900. In March 2017, our Hong Kong office entered into a lease expiring in March 2018, which was then renewed until February 2022 for our current office space, costing approximately $1,900 a month. Our Israel office lease is for a one-year term ending in April 2018, which was then renewed until April 20, 2019 for approximately $1,900 a month. Rent expense incurred during the year ended December 31, 2017 and 2016 totaled approximately $345,000 and $55,000, respectively.

The schedule below details the future financial obligations under the active leases.

	2018	2019	2020	2021	2022	Total Obligation
Wayne - Corporate HQ	$150,794	$152,492	$154,190	$155,887	$26,028	$639,391

Israel Office	28,400	7,600	-	-	-	37,867

United Kingdom Office	34,663	34,663	34,663	34,663	5,777	144,429

Hong Kong Office	22,275	22,275	22,275	22,275	3,713	92,813

Total Lease Obligations	$236,132	$217,030	$211,128	$212,825	$35,518	$914,500

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 4 - Commitments and contingencies (continued)

Legal Matters

By letter dated March 23, 2018, the Company’s Board of Directors notified Richard Ransom, President of the Company, that his employment would be terminated for cause in 30 days unless Mr. Ransom cured the causes for termination, as presented in the letter, within such 30-day period.

On April 12, 2018, Mr. Ransom filed a Complaint in the Court of Common Pleas of Philadelphia County, Pennsylvania, naming as defendants the Company and our CEO, Kelvin Claney.  The Complaint alleges that on March 20, 2018, Mr. Ransom was terminated without cause, pursuant to the terms of Mr. Ransom’s employment agreement, as a result of certain changes to the Company’s organizational chart and management duties instituted by the Company’s Chief Executive Officer, Kelvin Claney.  The Complaint seeks to recover Mr. Ransom’s severance compensation for a termination without cause, consisting of approximately $626,000 of base salary thorough the remaining term of his employment agreement; benefits and any performance bonus prorated through the date of termination; immediate vesting of 150,000 stock options; and 1,000,000 shares of the Company’s common stock.  The Complaint also alleges that the Company and Mr. Claney defamed Mr. Ransom and seeks damages in an unspecified amount in excess of $50,000.

On April 18, 2018, the Board of Directors removed Richard Ransom as President of ICTV Brands Inc. (the “Company”) for cause based upon breaches of Mr. Ransom’s fiduciary duties to the Company.

The Company and Kelvin Claney deny that any of their actions constituted a termination without cause under the terms of Richard Ransom’s employment agreement, deny that Mr. Ransom was defamed, and maintain that Mr. Ransom was terminated for cause.  Termination for cause does not give rise to payment of severance compensation under the terms of Mr. Ransom’s employment agreement.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the legal proceeding described above, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, operating results or cash flows.

Other matters

Product Liability Insurance

For certain products, we were (and are) listed as an additional insured party under the product manufacturer’s insurance policy.  We purchase our own liability insurance, which expired on May 20, 2018. This policy was renewed and will expire May 20, 2019. At present, management is not aware of any claims against us for any products sold.

Note 5 – Intangible Assets

Intangible assets as of December 31, 2017 and 2016 consists of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value
December 31, 2017
Ermis Labs Formulations/Trademarks	5 years	$1,512,443	$(277,281)	$(1,235,162)	$-
DermaWand® Purchase	5 years	1,163,816	(581,673)	-	582,143
PhotoMedex Patented/Unpatented Technology	5 years	940,628	(172,447)	-	768,181
PhotoMedex Trademarks	5 years	1,100,000	(201,667)	-	898,333

		$4,716,887	$(1,233,068)	$(1,235,162)	$2,248,657

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value
December 31, 2016
DermaWand® Purchase	5 years	$1,163,816	$(290,952)	-	$872,864

Amortization expense was approximately $651,000 and $291,000 for the years ended December 31, 2017 and 2016, respectively, of which approximately $291,000 of amortization expense is included in cost of sales for both years ended December 31, 2017 and 2016, and approximately $360,000 and $0 is included in general and administrative expenses for the years ended December 31, 2017 and 2016, respectively. Management evaluates the intangible assets for impairment when there is a triggering event. During the year ended December 31, 2017, it was determined that the intangible assets associated with the Ermis Labs purchase were impaired. Accordingly, an impairment loss of approximately 1,235,000 was recognized in 2017.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 5 - Intangibles, net (continued)

The following table outlines the estimated future amortization expense related to the intangible assets held as of December 31, 2017.

2018	$708,000
2019	690,000
2020	408,000
2021	408,000
2022	35,000

$2,249,000

Note 6 – DermaWand® Purchase Agreement

On January 22, 2016, we entered into a Purchase Agreement with Omega 5 Technologies, Inc. to acquire the worldwide ownership of the DermaWand® patent and all related trademarks and intellectual property for the sum of $1,200,000 to be paid out as follows: $300,000 per year for calendar years 2016 through 2019, payable in uniform quarterly installments on or before the last day of each calendar quarter. As a result, effective January 1, 2016, we are no longer obligated to make royalty payments on sales of DermaWand®. There shall be no interest charged, and we may, in our sole discretion, at any time without permission or penalty pre-pay some or all of the purchase price. Under our old licensing agreement, we had been assigned the patents, related trademarks, and exclusive commercial rights to DermaWand® based upon a $2.50 per unit fee and maintaining annual minimum royalty requirements.

As a result of the agreement, we recorded an offsetting asset and liability at January 1, 2016 in the amount of $1,200,000 for the asset from the intellectual property acquired and a corresponding liability per the payment schedule. As there is no interest charged with the purchase agreement we recorded a discount for imputed interest of approximately $37,000, calculated based on the applicable federal rates at January 22, 2016 of 1.45%, which will be amortized over the term of the agreement using the effective interest method. The intangible asset balance for the patent and trademark will be amortized using the straight-line method over the four period of the agreement, which at this time is management’s best estimate of the remaining useful life.

As of December 31, 2017, and 2016, the other liability balance was approximately $741,000 and $954,000, respectively, net of the discount for imputed interest of approximately $9,000 and $21,000. The current portion was approximately $370,000 and $289,000 as of December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, we amortized approximately $12,000 and $15,000 of interest expense related to the discount for imputed interest.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 7 – Long-term Debt to Related Party

On July 15, 2017, the Company entered into a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”), a significant shareholder and hence related party, in the principal amount of $2,000,000 with an effective interest rate of 34%. The Note provides that the Company shall make monthly principal and interest payments of $100,000 to the Holder for 30 months through January 2020. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary  financial covenants of the Company and customary events of default. The Company is currently in compliance with this note. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in  the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity. The note may not be prepaid, in whole or in part, at any time and from time to time, unless expressly agreed to in writing by the Holder. The total amount of related party interest expense during the year ended December 31, 2017 was approximately $297,000.

The balance of the long-term debt at December 31, 2017 is as follows:

Total debt	$1,797,049
Less: current portion	(722,908)
Long-term debt, net	$1,074,141

Maturities of long-term debt at December 31, 2017, are as follows:

2018	$722,908
2019	976,907
2020	97,234
$1,797,049

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

December 31, 2017 and 2016

Note 8 - Capital Transactions (continued):

On February 1, 2017, pursuant to the terms of the securities purchase agreement, we completed a second and final private placement whereby the selling stockholders purchased 11,764,713 shares of common stock at a price of $0.34 per share, for aggregate gross proceeds of $4,000,000. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. We incurred approximately $17,000 of offering costs related to the private placements for the year ended December 31, 2017.

On March 16, 2017, we issued 600,000 shares of fully vested common stock as part of a share bonus to three executive officers. The stock price on date of issuance was $0.56 per share. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933. Total stock-based compensation related to this transaction for the year ended December 31, 2017 was $336,000 and is included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

On June 26, 2017, a director exercised 250,001 options previously issued to him, at an exercise price approximately at an average of $0.22. The exercise resulted in an issuance of 250,001 shares. The shares were issued as restricted stock, with a restrictive legend placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Note 9 - Related party transactions

The spouse and mother-in-law of one of our directors, Diana Pessin, participated in the private placement on January 23, 2017 and purchased a total of 4,411,765 shares at a price of $0.34 per share for a total purchase price of $1,500,000. Kelvin Claney, our Chief Executive Officer, participated in the private placement and purchased a total of 500,000 shares at a price of $0.34 per share for a total purchase price of $170,000. LeoGroup Private Debt Facility L.P. became a major shareholder as part of the Ermis Labs Asset Acquisition described in Notes 1 and 3. On July 15, 2017 LeoGroup provided the Company the $2,000,000 30-month secured promissory note to allow the buyout of the PhotoMedex royalty described in Note 1 and Note 7.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 10 - Basic and diluted earnings (loss) per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At December 31, 2017, there were 5,803,335 stock options outstanding and 5,326,668 were vested and exercisable at an average exercise price of $0.27. The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,
	2017	2016
Options to purchase common stock	5,803,335	5,873,336

As the Company was in a loss position for the years ended December 31, 2017 and 2016, all shares were anti-dilutive.

The computations for basic and fully diluted loss per share are as follows:

For the year ended December 31, 2017:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic and diluted loss per share
Loss to common shareholders	$(6,628,000)	50,229,056	$(0.13)

For the year ended December 31, 2016:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic and diluted loss per share
Loss to common shareholders	$(996,344)	28,213,675	$(0.04)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 11 - Income taxes

On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The new legislation was a significant modification of existing U.S. federal tax law and contained several provisions which impacted the tax position of the Company in 2017 and will impact the Company’s tax position in future years. Among other things, the 2017 Tax Act permanently lowered the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. The Company recorded a tax expense of approximately $792,000, with a corresponding reduction in the valuation allowance, primarily due to a remeasurement of deferred tax assets at the reduced flat federal corporate tax rate of 21%.

The provision for income taxes is approximately $204,000 and $0 for the years ended December 31, 2017 and 2016. The provision reflects an estimated current tax liability associated with the earnings of our foreign subsidiaries. The effective tax rate is 3.18% for the year ended December 31, 2017, and 0% for the year ended December 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows as of December 31, 2017 and 2016:

	2017	2016
Net operating loss	$2,254,000	$1,193,000
Accrued returns and allowances	107,000	74,000
Accumulated depreciation	(14,000)	(4,000)
Stock options	240,000	381,000
Deferred revenue	67,000	225,000
Other	174,000	371,000
Total deferred tax assets, net	$2,828,000	$2,240,000
Valuation allowance	(2,828,000)	(2,240,000)
Net deferred tax assets	$-	$-

As of December 31, 2017, the Company had approximately $10,193,000  of gross federal net operating losses and $1,284,000  of gross state net operating losses available. The Company has provided a full valuation allowance on its net deferred tax assets as the Company does not have sufficient history of federal, state, and foreign taxable income. The Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $0 interest and penalties for the years ended December 31, 2017 and 2016.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not updated its analysis through December 31, 2017 and has not analyzed the potential impact of its recent equity financing on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward of $3,239,000 available prior to the equity financing is subject to the Internal Revenue Code Section 382 limitation.

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2017 and 2016, is as follows:

	2017	2016
Federal rate	34.00%	34.00%
State taxes	0.00%	0.00%
Foreign taxes	3.18%	0.00%
Effect of permanent differences	(3.20)%	(12.81)%
Change in valuation allowance	(14.60)%	(21.19)%
Rate change effect	(16.20)%	0.00%
Effective tax rate	3.18%	0.00%

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 12 - Segment reporting

We operate in the direct to consumer, international third-party distributors, and Airlines and Hong Kong Retail segments which are engaged in selling of various consumer products primarily through direct marketing channels as well as selling our products through our international third-party distributor, and certain airlines. We evaluate performance and allocate resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer sales, wholesale international third-party distributor sales, or Airlines and Hong Kong Retail sales. Operating expenses are primarily prorated based on the relationship between segment sales to total sales.

Information with respect to our operating income (loss) by segment is as follows:

	For the year ended December 31, 2017				For the year ended December 31, 2016
	Direct to Consumer	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals	Direct to Consumer	International Third-Party Distributor	Totals
NET SALES	$26,290,827	$3,367,718	$1,799,520	$31,458,065	$12,478,174	$4,310,562	$16,788,736

COST OF SALES	10,237,954	1,549,151	844,234	12,631,339	2,820,869	2,177,813	4,998,682

Gross profit	16,052,872	1,818,568	955,286	18,826,726	9,657,305	2,132,749	11,790,054

Operating expenses:
General and administrative	9,862,477	325,297	98,849	10,286,623	4,008,049	250,128	4,258,177
Selling and marketing	14,955,835	212,756	346,290	15,514,881	8,484,184	30,450	8,514,634
Total operating expenses	24,818,312	538,053	445,139	25,801,504	12,492,233	280,578	12,772,811

Operating (loss) income	$(8,765,440)	$1,280,515	$510,147	$(6,974,778)	$(2,834,928)	$1,852,171	$(982,757)

Selected balance sheet information by segment is presented in the following table as of:

	December 31, 2017	December 31, 2016
Direct to Consumer	$12,831,747	$4,454,701
International Third-Party Distributor	75,854	84,713
Airline/Other Retail	862,656	-
Total Assets	$13,770,257	$4,539,414

Total assets by geographical region are as follows:

	December 31, 2017	December 31, 2016
United States	$8,333,129	$4,539,414
Hong Kong	862,656	-
United Kingdom	3,476,560	-
Israel	1,097,912	-
Total Assets	$13,770,257	$4,539,414

Net sales by geographical region are as follows:

	December 31, 2017	December 31, 2016
United States	$24,011,204	$16,788,736
Hong Kong	1,799,520	-
United Kingdom	5,647,341	-
Israel	-	-
Total Net Sales	$31,458,065	$16,788,736

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 13 - Subsequent Events

On March 6, 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), with Therma Bright Inc., a British Columbia corporation (“Therma Bright”), pursuant to which Therma Bright agreed to acquire certain assets (the “Purchased Assets”) relating to the Company’s ClearTouch nail phototherapy device (the “Nail Product”) and no!no!® skin phototherapy device (the “Skin Product and together with the Nail Product, the “Purchased Products”), excluding, with some exception, any liabilities relating thereto, and excluding any rights to the trademark or name “no!no!® ” or “no!no!® skin,” (the “no!no!® Trademarks”), for a purchase price of $2,250,000, subject to certain closing adjustments.  The purchase price is to be payable in cash installments commencing at closing, subject to certain adjustments, through December 31, 2020.

On April 26, 2018, the Company delivered to Therma Bright written notice of termination of each of the Asset Purchase Agreement, the Transition Services Agreement, the Patent and Trademark Pledge Agreement and the Sales Representative Agreement, in each case, pursuant to the terms therein.

Beginning April 15, 2018, the CEO has voluntarily agreed to a reduction in compensation of $100,000. Reduction does not affect CEO’s base salary for calculating compensation, in the event of employment termination. As of April 18, 2018, the Office of President has been closed and duties will be shared between CEO, CFO, VP of Operations, and VP of Sales. Due to a redundancy of duties, ICTV’s Marketing Department has been restructured between the Operations Department and the Sales Department. Because of this restructure, the Marketing Department has been eliminated. In-house counsel will also be eliminated as a salaried employee.

On April 18, 2018, the Board of Directors (the “Board”) of ICTV Brands Inc. (the “Company”) terminated the employment agreement of its president, Richard Ransom “for cause” as such term is defined in his employment agreement. The Board terminated Mr. Ransom’s employment agreement as a result of certain breaches thereunder.  The Company is currently performing an internal investigation concerning potential additional breaches by Mr. Ransom of his fiduciary duties to the Company and other contractual, statutory and common law violations.

On May 1, 2018, the Board of Directors designated 210,000 shares of the Company’s preferred stock par value $0.001 per share, as Series A Preferred Stock (the “Series A Preferred Stock”), and authorized the sale of the Series A Preferred Stock to Kelvin Claney. On May 2, 2018, the Board of Directors of the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock with the Nevada Secretary of State.

The Series A Preferred Stock has dividend rights per share equal to the dividend rights of the Company’s common stock and has a liquidation preference in the amount of $1.92 per share. Each share of Series A Preferred Stock is entitled to 100 votes on all matters to be voted upon by the Company’s shareholders. The Series A Preferred Stock is redeemable at the option of the Company for a redemption price per share of $1.92, plus 8% per annum from the date of issuance until the date of redemption. If any Series A Preferred Stock is not redeemed within three years from the date of issuance, the holder may convert the Series A Preferred Stock into common stock at a ratio of eight shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock is a non-certificated security, meaning that no physical certificate is issued and the resolution of the Board of Directors authorizing the issuance is definitive evidence of their issuance.

On May 2, 2018, the Company and Kelvin Claney, the Company’s Chief Executive Officer, entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of Series A Preferred Stock for cash consideration of $403,200, or $1.92 per share.

Legal Matters

By letter dated March 23, 2018, the Company’s Board of Directors notified Richard Ransom, President of the Company, that his employment would be terminated for cause in 30 days unless Mr. Ransom cured the causes for termination, as presented in the letter, within such 30-day period.

On April 12, 2018, Mr. Ransom filed a Complaint in the Court of Common Pleas of Philadelphia County, Pennsylvania, naming as defendants the Company and our CEO, Kelvin Claney. The Complaint alleges that on March 20, 2018, Mr. Ransom was terminated without cause, pursuant to the terms of Mr. Ransom’s employment agreement, as a result of certain changes to the Company’s organizational chart and management duties instituted by the Company’s Chief Executive Officer, Kelvin Claney.  The Complaint seeks to recover Mr. Ransom’s severance compensation for a termination without cause, consisting of approximately $626,000 of base salary thorough the remaining term of his employment agreement; benefits and any performance bonus prorated through the date of termination; immediate vesting of 150,000 stock options; and 1,000,000 shares of the Company’s common stock.  The Complaint also alleges that the Company and Mr. Claney defamed Mr. Ransom and seeks damages in an unspecified amount in excess of $50,000.

On April 18, 2018, the Board of Directors removed Richard Ransom as President of ICTV Brands Inc. (the “Company”) for cause based upon breaches of Mr. Ransom’s fiduciary duties to the Company.

The Company and Kelvin Claney deny that any of their actions constituted a termination without cause under the terms of Richard Ransom’s employment agreement, deny that Mr. Ransom was defamed, and maintain that Mr. Ransom was terminated for cause. Termination for cause does not give rise to payment of severance compensation under the terms of Mr. Ransom’s employment agreement.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the legal proceeding described above, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, operating results or cash flows.

