Form 10-Q
period 2018-03-31
ICTV Brands Inc.
filed 2018-07-06
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 6, 2018, the Issuer had 52,340,700 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$317,081	$1,258,360
Accounts receivable, net of allowances for returns and doubtful accounts of $944,235 and $913,303 respectively	3,401,807	3,576,376
Inventories, net	5,401,483	5,631,857
Prepaid expenses and other current assets	548,659	167,914
Total current assets	9,669,030	10,634,507

Property and equipment, net	841,247	887,093
Intangible assets, net	2,073,865	2,248,657

Total assets	$12,584,142	$13,770,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,105,203	$5,911,778
Current portion of long-term debt to related party	781,983	722,908
Deferred revenue	282,099	403,844
Deferred consideration due to related party	83,049	241,379
Other liabilities- net of discount	369,826	369,563
Total current liabilities	6,622,160	7,649,472

Deferred revenue - long term	187,385	194,534
Deferred consideration - long term due to related party	992,113	970,688
Other liabilities - long term, net of discount	298,125	371,149
Long-term debt to related party, net of current portion	859,824	1,074,141
Total long term liabilities	2,337,447	2,610,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,340,700 shares issued and outstanding as of both March 31, 2018 and December 31, 2017	42,130	42,130
Additional paid-in capital	20,228,482	20,198,137
Accumulated other comprehensive income	258,722	174,875
Accumulated deficit	(16,904,799)	(16,904,869)

Total shareholders’ equity	3,624,535	3,510,273

Total liabilities and shareholders’ equity	$12,584,142	$13,770,257

See accompanying notes to condensed consolidated financial statements

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
NET SALES	$8,970,805	$7,647,119

COST OF SALES	2,405,338	2,153,580

GROSS PROFIT	6,565,467	5,493,539

OPERATING EXPENSES:
General and administrative	2,058,978	2,482,269
Selling and marketing	4,301,312	3,389,944
Total operating expenses	6,360,290	5,872,213

OPERATING INCOME/(LOSS)	205,177	(378,674)

OTHER INCOME/(EXPENSE), NET
Interest expense	(174,428)	(49,047)
Miscellaneous (expense)/income	(1,679)	60,103

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAX	29,070	(367,618)

PROVISION FOR INCOME TAXES	29,000	-

NET INCOME/(LOSS)	$70	$(367,618)

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	83,847	(5,417)

COMPREHENSIVE INCOME/(LOSS)	$83,917	$(373,035)

NET INCOME/(LOSS) PER SHARE
BASIC	$0.00	$(0.01)
DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	52,340,700	44,067,195
DILUTED	53,093,931	44,067,195

See accompanying notes to condensed consolidated financial statements

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Totals

Balance at January 1, 2018	52,340,700	$42,130	$20,198,137	$174,875	$(16,904,869)	$3,510,273

Share based compensation	-	-	30,345	-	-	30,345

Foreign currency translation adjustment	-	-	-	83,847	-	83,847

Net income	-	-	-	-	70	70

Balance at March 31, 2018	52,340,700	$42,130	$20,228,482	$258,722	$(16,904,799)	$3,624,535

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70	$(367,618)
Adjustments to reconcile net income/(loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	233,210	223,468
Bad debt expense	410,344	319,330
Share based compensation	30,345	81,959
Issuance of stock for compensation	-	336,000
Change in fair value of contingent consideration	-	(20,142)
Loss on disposal of property, plant and equipment	-	3,228
Non cash interest expense	25,748	50,122
Change in assets and liabilities
Accounts receivable	(185,382)	(1,513,293)
Other receivable	-	(589,162)
Inventories	283,723	295,405
Prepaid expenses and other current assets	(380,220)	(286,750)
Accounts payable and accrued liabilities	(848,933)	988,182
Deferred revenue	(134,367)	363,628
Net cash used in operating activities	(565,462)	(115,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,576)	(57,076)
Cash paid for acquisition of PhotoMedex, Inc.	-	(3,250,000)
Net cash used in investing activities	(12,576)	(3,307,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of DermaWand asset purchase agreement	(75,000)	(75,000)
Proceeds from issuance of common stock, net of offering costs	-	6,982,930
Repayments of long-term debt to related party	(155,242)	-
Payments of deferred consideration for asset aquisition	(160,415)	-
Net cash (used in) provided by financing activities	$(390,657)	$6,907,930

Effect of exchange rates on cash and cash equivalents	27,416	(6,427)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(941,279)	3,478,784

CASH AND CASH EQUIVALENTS, beginning of the period	1,258,360	1,390,641

CASH AND CASH EQUIVALENTS, end of the period	$317,081	$4,869,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$146,935	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$-	$23

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$-	$9,198,043
Fair value of deferred consideration	-	(4,198,043)
Other Payable	-	(1,750,000)
Cash paid for acquisition	$-	$3,250,000

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$-	$1,981,822
Present value of deferred consideration	-	(1,131,822)
Issuance of common stock	-	(850,000)
Cash paid for acquisition	$-	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc. (the “Company”, “We”, or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. As of March 31, 2018, we have the following subsidiaries:

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity (continued)

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

The goal of our strategy is to introduce our brands to the market through an omni-channel platform that includes but is not limited to direct to consumer, live home shopping, traditional retail, e-commerce market places, Hong Kong airlines, and international third-party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

On March 6, 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), with Therma Bright Inc., a British Columbia corporation (“Therma Bright”), pursuant to which Therma Bright agreed to acquire certain assets (the “Purchased Assets”) relating to the Company’s ClearTouch® nail phototherapy device (the “Nail Product”) and no!no!® skin phototherapy device (the “Skin Product and together with the Nail Product, the “Purchased Products”), excluding, with some exception, any liabilities relating thereto, and excluding any rights to the trademark or name “no!no!® ” or “no!no!® skin,” (the “no!no!® Trademarks”), for a purchase price of $2,250,000, subject to certain closing adjustments. The purchase price is to be payable in cash installments commencing at closing, subject to certain adjustments, through December 31, 2020.

On April 27, 2018, the Company delivered to Therma Bright written notice of termination of each of the Asset Purchase Agreement, the Transition Services Agreement, the Patent and Trademark Pledge Agreement and the Sales Representative Agreement, in each case, pursuant to the terms therein.

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net income of $70 for the three months ended March 31, 2018 and generated negative cash flows from operating activities of approximately $565,000. In addition, we have an accumulated deficit of approximately $16,905,000 as of March 31, 2018. Additional financing will be required for the Company to successfully implement its long-term growth strategy. There can be no assurance that additional financing can be obtained on terms acceptable to the Company.

To increase profitability throughout 2018 and maintain sufficient cash flow and liquidity, we have taken measures to reduce expenses and restructure operations. Beginning April 1, 2018, our CEO has taken a $100,000 temporary reduction in his base pay. We have also eliminated the marketing department, as well as inside legal counsel. In addition, we have reduced media expenses and eliminated one position in operations.  We will continue throughout the year to monitor cash spending, analyze all expenditures, and make reductions where necessary until other financing efforts are achieved.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity (continued)

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. The most significant estimates used in these condensed consolidated financial statements include the allowance for doubtful accounts, reserves for returns, inventory reserves, valuation allowance on deferred tax assets, valuation of intangibles, and share based compensation. Actual results could differ from these estimates.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

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

As of March 31, 2018, 18% of our accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television (“DRTV”). In addition, 42% was due from brick and mortar retailers, 7% was due from e-commerce accounts, 24% was due from live shopping, 5% was due from duty free airline, and 4% was due from miscellaneous customers

Major customers are considered to be those who accounted for more than 10% of net sales. There were no major customers for the three months ended March 31, 2018 and 2017.

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

Foreign currency transactions

Transactions we entered into in currencies other than our local currency, are recorded in our local currency and any changes in currency exchange rates that occur from the initiation of a transaction until settled are recorded as foreign currency gains or losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Functional currency translation

The currency of the primary economic environment in which we operate our Company is conducted in the US dollar (“$” or “dollars”). Thus, our functional currency (other than the foreign subsidiaries mentioned below) is the US dollar. The operations of our foreign subsidiaries are conducted in the local currency of the subsidiary, which is the Hong Kong Dollar (HKD), Great Britain Pound (GBP), and Israeli New Shekel (NIS).

Assets and liabilities of our foreign subsidiaries are translated based on the exchange rates prevailing at the balance sheet date and revenues and expenses are translated at the average exchange rates for the period. Net differences from currency translation are included in other comprehensive income on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $944,000 and $913,000 as of March 31, 2018 and December 31, 2017, respectively. The allowances are calculated based on historical analysis including customer returns and bad debts.

In addition to allowances for returns on accounts receivable, an accrual is made for the return of product that have been sold to customers and had cash collections, while the customer still has the right to return the product. In addition, an accrual is made for contract fees deducted by the customer. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $330,000 and $180,000 as of March 31, 2018 and December 31, 2017, respectively.

Inventories

Inventories consist primarily of finished products held for resale and are valued at the lower of cost (first-in, first-out method) or net realizable value. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $238,000 and $247,000 as of March 31, 2018 and December 31, 2017, respectively. Included in inventory at March 31, 2018 and December 31, 2017 is approximately $68,000 and $51,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product, as well as consigned products that are held at retailer distributors for sale.

Property and equipment

Property and equipment are carried at cost and depreciation and amortization is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years for computer hardware and software and furniture and fixtures. Depreciation and amortization is computed using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful life and lease term. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation and amortization expense amounted to approximately $58,000 and $32,000 for the three months ended March 31, 2018 and 2017, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Property and equipment consisted of the following at:

	March 31, 2018	December 31, 2017
Computer hardware and software	$165,861	$154,061
Furniture and equipment	908,357	907,586
Leasehold improvements	55,840	55,840
	1,130,058	1,117,487
Accumulated depreciation and amortization	(288,811)	(230,394)
Property and equipment, net	$841,247	$887,093

Intangible assets

Definite-lived intangibles are amortized using the straight-line method over their estimated useful lives ranging from four to five years. Amortization expense was approximately $175,000 and $191,000 for the three months ended March 31, 2018 and 2017, respectively. We evaluate the recoverability of the intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three months ended March 31, 2018 and 2017.

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

There was no significant impact to the statement of operations and comprehensive income (loss) as the Company’s existing revenue policies are in line with ASC 606.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

We recognize revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services. Our products are sold direct to consumers through direct response television, live home shopping, and e-commerce market places, as well as to retailers. We distribute product to international third-party distributors who purchase the products at wholesale pricing and sell it at an agreed upon price stipulated in the contracts. We also sell product to consumers through consignment arrangements with certain airlines and retailers in Hong Kong who sell products to consumers through in-flight magazines, duty-free carts, or sales counters.

We recognize revenue when performance obligations identified under the terms of the contracts with its customers are satisfied, which generally occurs upon transfer of control in accordance with the contractual terms and conditions of the sale. The majority of  our revenue is recognized when product is shipped to the customer. Revenue is measured as the amount of consideration we receive upon shipment. Variable consideration includes various fees charged to us for cooperative advertising, marketing development, chargebacks, other fees and returns. The Company separately offers extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The revenue recognition for each of our segments are described below.

Direct to consumer

Our direct to consumer segment includes sales of product directly to end users via infomercials produced by ICTV classified as Direct Response Television (“DRTV”). Revenue is recognized at the point of sale time which is upon shipment to the customer. Also included are products sold to live home shopping networks. Products sold to live home shopping networks are recognized at a point in time which is upon shipment to the live home shopping network, often with the right to return unsold products. Revenue related to our DermaVital® continuity program is recognized monthly upon shipment to customers.

We offer a 30-day risk-free trial as one of our payment options. Revenue on the 30-day risk-free trial sales is not recognized until the control of goods has transferred to the customer which we determine to be when the trial period ends. If the risk-free trial expires without action by the customer, product is determined to be accepted by the customer and revenue is recorded. Revenue for items purchased without the 30-day free trial is recognized upon shipment of the product.

Retail

We generate revenue from products sold to retailers and are payable upon satisfaction of the performance obligation. Revenue is recognized at a point in time. Certain retailers have the right to return unsold products. We generally extend credit terms to our retail customers based on their creditworthiness. Revenue is recorded at the time of shipment.

International third-party distributors

We generate revenue through the sale of products to international third-party distributors who in-turn sell the products to the consumer. Revenue related to international wholesale and third-party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Revenue is recognized at a point in time when product is shipped to the customer. International third-party distributors are required to pay a deposit before shipment. As of March 31, 2018 and December 31, 2017, we recorded deposits for international third-party distributors of approximately $282,000 and $404,000, respectively, in deferred revenue, current portion.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Airlines and Hong Kong Retail

We also sell products to consumers through consignment arrangements with certain airlines and retailers in Hong Kong to sell products to consumers through in-flight magazines, duty-free carts, or in-store counters. We control the goods shipped to the consignees until control of the goods has transferred to the customer. Control is considered transferred to a customer upon payment for goods of which we set the price for this activity. We act as the consignor and the principal, and accordingly, we record consignment sales on a gross basis, once the transfer of control of goods has been passed to the customer. Goods on consignment remain in our inventory until the product has been sold and control of the goods has transferred.

Warranty

We sell warranties on our products for various terms. Customers are offered the option to purchase an extended warranty separate from the product sale for 1 year, 5 years, or 10 years. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets.

Variable consideration

The amount of consideration we receive and revenues recognized across our multi sales channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks, promotional discounts, and rebates, we estimate the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. We adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed.

Judgments

We have a return policy whereby the customer can return any product received within 30 days or 60 days of receipt for a full refund. We accrue a reserve for product returns with respect to sales of product when a right of return exists. We accrue a reserve for product returns and customer refunds at the time of sale based on our historical experience. We also accrue for contract fees based on historical experience of our retail customers, as well as expected fees as documented in our retail contracts. The provision for estimated returns as of March 31, 2018 and December 31, 2017 was approximately $639,000 and $396,000, respectively. The reserve for customer refunds and contract fees payable was approximately $330,000 at March 31, 2018 and $180,000 at December 31, 2017, and has been included in accounts payable and accrued expenses and current liabilities in the accompanying condensed consolidated balance sheets. The amount of goods to be returned to inventory was determined to be immaterial.

For the three months ended March 31, 2018 and December 31 2017, respectively, we recorded sales returns of approximately $1,112,000 and $1,646,000 respectively, as a reduction of net sales.

Sales taxes

Sales and similar taxes that are imposed on our sales and collected from customers are excluded from net sales.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Shipping and handling costs

Costs for shipping and handling costs, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised goods has transferred to the customer. Revenue from shipping and handling charges was approximately $377,000 and $628,000 for the three months ended March 31, 2018 and 2017, respectively.

Remaining Performance Obligations

As part of our adoption of the new revenue standard, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of March 31, 2018, approximately $360,000 is expected to be recognized from remaining performance obligations for warranty revenue. We expect to recognize revenue for these remaining performance obligations during the next five years approximately as follows:

	Remaining Nine Months 2018	2019	2020	2021	2022

Estimated Deferred Warranty Revenue from remaining	$138,000	$113,000	$60,000	$36,000	$13,000

Disaggregation of revenue

The following table shows the Company’s revenues disaggregated by reportable segment:

	Three Months Ended March 31,
	2018	2017
Direct to Consumer	$5,007,054	$6,400,702
International Third Party Distributors	891,460	480,481
Retail	2,667,945	540,549
Airlines/Hong Kong Retail	404,346	225,387
	$8,970,805	$7,647,119

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following table provides information about contract assets which includes accounts receivable, and contract liabilities which includes deferred revenue and accrued returns and contract fees payable from contracts with customers:

	March 31, 2018	December 31, 2017
Accounts receivable, net of allowance for returns and doubtful accounts	$3,401,807	$3,576,376
Total contract assets	$3,401,807	$3,576,376

Deferred revenue	$469,484	$598,378
Accrued returns and contract fees payable	329,954	179,922
Total contract liabilities	$799,438	$778,300

Research and Development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income/(loss). Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, certifications for international regulations and standards, etc. Research and development costs approximated $36,000 and $44,000 for the three months ended March 31, 2018 and 2017, respectively.

Advertising

Advertising costs, consisting of media, internet marketing and production costs, are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income(loss). Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. We incurred approximately $2,266,000 and $1,632,000 in media costs for airing of television and print advertising, $1,039,000 and $846,000 in internet marketing costs, and $27,000 and $143,000 in productions costs for the three months ended March 31, 2018 and 2017, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of March 31, 2018, 50,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. In December 2017, the 2011 Plan was amended to increase the number of stock options that may be awarded to not exceed a total of 8,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of March 31, 2018, 4,826,668 options are outstanding under the 2011 Plan.

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

We use ASC Topic 718, “Share-Based Payments”, to account for stock-based compensation issued to employees and directors. We recognize compensation expense in an amount equal to the grant date fair value of share-based payments such as stock options granted to employees over the requisite vesting period of the awards using the Black-Scholes valuation model.

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. On January 1, 2018, we adopted the provisions of ASU 2017-09 prospectively which did not have a material impact on our condensed consolidated financial statements.

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the three months ended March 31, 2018 and 2017:

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2018	3,993,335	-	3,993,335	$0.27
Granted during the year	1,050,000	-	1,050,000	0.33
Exercised during the year	-	-	-	-
Forfeited during the year	(166,667)	-	(166,667)	0.49

Balance, March 31, 2018	4,876,668	-	4,876,668	$0.27

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2017	3,680,002	-	3,680,002	$0.24
Granted during the year	-	-	-	-
Exercised during the year	(35,000)	-	(35,000)	0.22
Forfeited during the year	(5,000)	-	(5,000)	0.22

Balance, March 31, 2017	3,640,002	-	3,640,002	$0.24

Of the stock options outstanding as of March 31, 2018 under the Stock Option Plans, 3,516,668 options are currently vested and exercisable. The weighted average exercise price of these options was $0.25. These options expire through January 2028.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2018 and 2017 was approximately $14,000 and $994,000, respectively. The aggregate intrinsic value for stock options exercised during the three months ended March 31, 2018 and 2017 was approximately $0 and $13,000, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

For the three months ended March 31, 2018 and 2017, we recorded approximately $30,000 and $75,000, respectively, in stock compensation expense under the Stock Option Plans. At March 31, 2018, there was approximately $368,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following assumptions are used in the Black-Scholes option pricing model for the three months ended March 31, 2017 to value the stock options granted during the period:

2017
Risk-free interest rate	2.79%
Expected dividend yield	0.00%
Expected life	6 years
Expected volatility	142.30%
Forfeiture rate	0.0%
Weighted average grant date fair value	$0.30

There were no options granted for the three months ended March 31, 2017.

The following is a summary of stock options outstanding outside of the Stock Option Plans for the three months ended March 31, 2018 and 2017:

	Number of Shares			Weighted Average
	Employee	Non - Employee	Totals	Exercise Price

Balance, January 1, 2018	333,333	1,476,667	1,810,000	$0.31
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Expired during the period	-	-	-	-
Balance, March 31, 2018	333,333	1,476,667	1,810,000	$0.31

	Number of Shares			Weighted Average
	Employee	Non - Employee	Totals	Exercise Price

Balance, January 1, 2017	516,667	1,676,667	2,193,334	$0.35
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Expired during the period	-	-	-	-
Balance, March 31, 2017	516,667	1,676,667	2,193,334	$0.35

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Of the stock options currently outstanding outside of the Stock Option Plans at March 31, 2018, 1,810,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.31. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2018 and 2017 was approximately $20,000 and $585,000, respectively. There were no options exercised during the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017, we recorded approximately $0 and $7,000, respectively in stock compensation expense related to stock options outside of the Stock Option Plans. At March 31, 2018, there was no remaining unrecognized compensation cost. There were no grants for the three months ended March 31, 2018 and 2017.

The following is a summary of all stock options outstanding and nonvested for the three months ended March 31, 2018:

				Weighted
				Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2018	476,667	-	476,667	$0.42
Granted during the period	1,050,000	-	1,050,000	0.33
Exercised during the period	-	-	-	-
Forfeited during the period	(166,667)	-	(166,667)	0.49
		-
Balance, March 31, 2018	1,360,000	-	1,360,000	$0.35

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2018-07 on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. Entities are required to adopt ASU 2016-13 using a modified retrospective approach , subject to certain limited exceptions. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard must be adopted on a modified retrospective basis and provides for certain practical expedients. We expect to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation of Retail as a reportable segment. In addition, the amount of contingent consideration earned was reclassified from investing to operating activities on the accompanying condensed consolidated statement of cashflows for the quarter ended March 31, 2017. These reclassifications had no effect on the reported results of operations.

Note 3 - Business and Asset Acquisitions

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

Under the PhotoMedex Purchase Agreement, we were required to pay to PhotoMedex and its subsidiaries a continuing monthly royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the consumer products that we acquired from PhotoMedex. Such royalty payments commenced with net cash actually received from and after January 23, 2017, and would continue until the total royalty paid to PhotoMedex and its subsidiaries totals $4,500,000, calculated as follows: (i) 35% of net cash from the sale of all acquired consumer products sold through live television promotions made through Home Shopping Network (HSN) in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, less (a) deductions for sales commissions actually paid and on-air costs incurred for those amounts collected related to the sale of the acquired consumer products made through HSN in the United States, QVC in the European Union, and The Shopping Channel (TSC) in Canada, and (b) the cost of goods sold to generate such net cash; and (ii) 6% of net cash from the sale of all acquired consumer products other than the foregoing sales. The fair value of the contingent consideration was determined using the present value of expected payments as of the date of acquisition and totaled $4,198,043 using the assumption of a 9.7% discount rate over 18 months. On July 12, 2017, the Company entered into a Termination and Release Agreement with the PHMD, whereby afterward no further obligation remained.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued)

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

Pursuant to the Release Agreement, as of July 12, 2017, the contingent consideration balance to PhotoMedex totaling $3,579,760 was extinguished. Therefore, the balance at both March 31, 2018 and December 31, 2017 was zero.

The following unaudited condensed pro forma financial information for the three months ended March 31, 2018 and 2017 represent the combined results of the Company’s operations as if the PhotoMedex Acquisition had occurred on January 1, 2017. Excluded from the pro forma net loss and net loss per share amounts for the three months ended March 31, 2017 are one-time acquisition costs of $49,312 attributable to the PhotoMedex Acquisition. These pro forma results are not necessarily indicative of what historical performance would have been had this business combination been effective as of the hypothetical acquisition date, nor should they be interpreted as expectations of future results.

	For the three months ended March 31,
	2018	2017
Net sales	$8,970,805	$11,165,342
Net Income (loss)	$70	$(124,834)
Net Income (loss) per share – basic	$0.00	$0.00
Net Income (loss) per share – diluted	$0.00	$0.00
Weighted average number of common shares basic	52,340,700	44,067,195
Weighted average number of common shares diluted	53,093,931	44,067,195

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued)

Under the Ermis purchase agreement, we are required to pay to Ermis Labs a continuing monthly royalty of 5% of net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by us or our affiliates from sales of the over-the-counter medicated skin care products acquired in the Ermis Labs Asset Acquisition, commencing with net cash actually received by us or our affiliates from and after January 23, 2017 and continuing until the total royalty paid to Ermis Labs totals $1,750,000; provided, however, that we are required to pay a minimum annual royalty amount of $175,000 on or before December 31 of each year commencing with calendar year ending December 31, 2017. The present value of the deferred consideration of $1,750,000 was $1,131,822, based on the assumption of a discount rate of 10.7% over ten years. All of the assets acquired from Ermis Labs were determined to be impaired and written off at December 31, 2017.

The changes in the Company’s deferred consideration payable due to Ermis Labs, Inc. during the three months ended March 31, 2018:

Balance at December 31, 2017	$1,212,068
Consideration payments	(160,415)
Accretion of interest	23,509
Balance at March 31, 2018- related party	$1,075,162

Current portion	$83,049
Non-current portion	992,113
$1,075,162

For the three months ended March 31, 2018, consideration payments represented the remaining minimum royalty for the calendar year ended December 31, 2017. We did not incur any royalties for sales of products for both the three months ended March 31, 2018 and 2017.

Note 4 - Commitments and contingencies

We entered into a lease from March 2017 through February 2022 related to the office space in Wayne, Pennsylvania. In August 2017, we entered into an amendment to expand our space, which increased the monthly base payments. On January 1, 2018, we signed a new lease for our UK office effective through February 2022. The total monthly cost for our UK office is approximately $2,900. In March 2017, our Hong Kong office entered into a lease expiring in March 2018, which was then renewed until February 2022 for our current office space, costing approximately $1,900 a month. Our Israel office lease is for a one-year term ending in April 2018, which was then renewed until April 20, 2019 for approximately $1,900 a month. Rent expense incurred during the three months ended March 31, 2018 and 2017 totaled approximately $66,000 and $82,000 respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 4 - Commitments and contingencies (continued)

The schedule below details the future financial obligations under the active leases:

	Remaining
	Nine
	Months					Total
	2018	2019	2020	2021	2022	Obligation

Wayne - Corporate HQ	$113,307	$152,492	$154,190	$155,887	$26,028	$601,904

Israel Office	17,100	7,600	-	-	-	24,700

UK Office	25,997	34,663	34,663	34,663	5,777	135,763

Hong Kong Office	16,706	22,275	22,275	22,275	3,713	87,244

Total Lease Obligations	$173,110	$217,030	$211,128	$212,825	$35,518	$849,611

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

ICTV denies any liability to Mr. Ransom and intends to vigorously defend this matter.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 4 - Commitments and contingencies (continued)

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

Note 5 – Intangible Assets

Intangible assets as of March 31, 2018 and December 31, 2017 consists of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value

March 31, 2018
DermaWand® Purchase	5 years	$1,163,816	(654,434)	-	509,382
PhotoMedex Patented/Unpatented Technology	5 years	940,628	(219,478)	-	721,150
PhotoMedex Trademarks	5 years	1,100,000	(256,667)	-	843,333
Total		$3,204,444	(1,130,579)		2,073,865

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value

December 31, 2017
Ermis Labs Formulations/Trademarks	5 years	$1,512,443	$(277,281)	$(1,235,162)	$-
DermaWand® Purchase	5 years	1,163,816	(581,673)	-	582,143
PhotoMedex Patented/Unpatented Technology	5 years	940,628	(172,447)	-	768,181
PhotoMedex Trademarks	5 years	1,100,000	(201,667)	-	898,333
Total		$4,716,887	$(1,233,068)	$(1,235,162)	$2,248,657

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 5 – Intangible Assets (continued)

Amortization expense was approximately $175,000 and $191,000 for the three months ended March 31, 2018 and 2017, respectively, of which approximately $75,000 of amortization expense is included in cost of sales for each of the three months ended March 31, 2018 and 2017, and approximately $100,000 and $116,000 is included in general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively. Management evaluates the intangible assets for impairment when there is a triggering event.

The following table outlines the estimated future amortization expense related to the intangible assets held as of March 31, 2018.

2018 (remaining nine months)	$534,000
2019	690,000
2020	408,000
2021	408,000
2022	$34,000
Total	$2,074,000

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

As of March 31, 2018 , the other liability balance was approximately $668,000 net of the discount for imputed interest of approximately $7,000. Amortization for the three months ended March 31, 2018 and 2017 was approximately $73,000 and was recorded in cost of sales. For the three months ended March 31, 2018 and 2017, respectively, we amortized approximately $2,000 and $3,000 of interest expense related to the discount for imputed interest.

The accumulated amortization was approximately $654,000 and $582,000 as of March 31, 2018 and December 31, 2017, respectively,

Management evaluates the intangible asset for impairment when there is triggering event and concluded there was no such event at March 31, 2018.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 7 – Long-term Debt to Related Party

On July 15, 2017, the Company entered into a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”), a significant shareholder and hence related party, in the principal amount of $2,000,000 with an effective interest rate of 34%. The Note provides that the Company shall make monthly principal and interest payments of $100,000 to the Holder for 30 months through January 2020. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary financial covenants of the Company and customary events of default. The Company is currently in compliance with this note. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity. The note may not be prepaid, in whole or in part, at any time and from time to time, unless expressly agreed to in writing by the Holder. The total amount of related party interest expense during the three months ended March 31, 2018 and 2017 was approximately $145,000 and $0, respectively.

The balance of the long-term debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31 ,2018	December 31 ,2017
Total Debt	$1,641,807	$1,797,049
Less: current portion	$(781,983)	$(722,908)
Long-term debt, net	$859,824	$1,074,141

Maturities of long-term debt at March 31, 2018, are as follows:

December 31,

2018	$567,666
2019	976,907
2020	97,234
$1,641,807

Note 8 - Related party transactions

LeoGroup Private Debt Facility L.P. (“LeoGroup”) became a major shareholder as part of the Ermis Labs Asset Acquisition described in Notes 1 and 3. During the three months ended March 31, 2018, approximately $160,000 of payments were made to LeoGroup in connection with the deferred consideration for the Ermis Labs Asset Acquisition. On July 15, 2017 LeoGroup provided the Company with the $2,000,000 30-month secured promissory note to allow the buyout of the PhotoMedex royalty described in Notes 1 and 7. During the three months ended March 31, 2018, $300,000 of payments were made on the loan of which approximately $145,000 was interest expense.

Note 9 - Basic and diluted earnings (loss) per share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 9 - Basic and diluted earnings (loss) per share (continued)

The computation of basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. At March 31, 2018, there were 6,686,668 stock options outstanding and 5,326,668 were vested and exercisable at an average exercise price of $0.26. The following securities were not included in the computation of diluted net (loss) income per share as their effect would have been anti-dilutive:

	March 31,
	2018	2017
Options to purchase common stock	5,933,437	5,833,336

The following securities were included in the computation of diluted net income per share as their effect would have been dilutive:

	March 31,
	2018	2017
Options to purchase common stock	753,231	-

The computations for basic and fully diluted income (loss) per share are as follows:

For the three months ended March 31, 2018:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic income per share
Income to common shareholders	$70	52,340,700	$0.00

For the three months ended March 31, 2018:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Diluted income per share
Income to common shareholders	$70	53,093,931	$0.00

For the three months ended March 31, 2017:	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic and Diluted loss per share
Loss to common shareholders	$(367,618)	44,067,195	$(0.01)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 10 - Income taxes

The provision for income taxes is approximately $29,000 and $0 for the three months ended March 31, 2018 and 2017. The provision reflects an estimated current tax liability associated with the earnings of our foreign subsidiaries. The effective tax rate is 100% for the three months ended March 31, 2018, and 0% for the three months ended March 31, 2017.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not updated its analysis through March 31, 2018 and has not analyzed the potential impact of its recent equity financing on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward of $3,239,000 available prior to the equity financing is subject to the Internal Revenue Code Section 382 limitation.

Note 11 - Segment reporting

We operate in the direct to consumer, retail, international third-party distributors, and airlines and Hong Kong retail segments which are engaged in selling of various consumer products primarily through direct marketing channels as well as selling our products through our international third-party distributor, and certain airlines. We evaluate performance and allocate resources based on several factors, of which the primary financial measure is operating income (loss) by the end customer, either direct to consumer sales, retail, international third-party distributor sales, or airlines and Hong Kong retail sales. Operating expenses are primarily prorated based on the relationship between segment sales to total sales.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 11 - Segment reporting (continued)

Information with respect to our operating income (loss) by segment is as follows:

	For the three months ended					For the three months ended
	March 31, 2018					March 31, 2017
	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals

Net sales	$5,007,054	$2,667,945	$891,460	$404,346	$8,970,805	$6,400,702	$540,549	$480,481	$225,387	$7,647,119

Cost of sales	892,911	801,680	445,730	265,017	2,405,338	1,462,436	324,329	266,794	100,021	2,153,580
Gross profit	4,114,143	1,866,265	445,730	139,329	6,565,467	4,938,266	216,220	213,687	125,366	5,493,539
Operating expenses:
General and administrative	1,185,104	617,693	204,608	51,573	2,058,978	1,787,672	372,340	258,931	63,326	2,482,269
Selling and marketing	2,406,054	1,290,394	427,436	177,428	4,301,312	2,825,068	508,492	33,182	23,202	3,389,944
Total operating expense	3,591,158	1,908,087	632,044	229,001	6,360,290	4,612,740	880,832	292,113	86,528	5,872,213
Operating income (loss)	$522,985	$(41,822)	$(186,314)	$(89,672)	$205,177	$325,526	$(664,612)	$(78,426)	$38,838	$(378,674)

Selected balance sheet information by segment is presented in the following table as of:

	March 31, 2018	December 31, 2017
Direct to Consumer	$9,803,925	$11,135,146
Retail	1,619,811	1,696,601
International Third Party Distributors	223,677	75,854
Airlines and Hong Kong Retail	936,729	862,656
	$12,584,142	$13,770,257

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Unaudited)

Note 11 - Segment reporting (continued)

Total assets by geographical region as of:

	March 31, 2018	December 31, 2017
United States	$7,782,811	$8,333,129
Hong Kong	688,024	862,656
United Kingdom	3,165,862	3,476,560
Israel	947,445	1,097,912
Total Assets	$12,584,142	$13,770,257

Net sales by geographical region for the three months ended:

	March 31, 2018	March 31, 2017
United States	$5,894,146	$7,421,732
Hong Kong	404,346	225,387
United Kingdom	2,672,313	-
Israel	-	-
Total Net Sales	$8,970,805	$7,647,119

Note 12 - Subsequent Events

Effective June 29, 2018, Diana Pessin resigned as a member of the Board of Directors of the Company and as a member of the Company’s Audit Committee. In her resignation letter, Ms. Pessin stated that her philosophy and vision for the Company to improve its performance and corporate governance does not align with the current Board and management, and that she has fundamental differences with the way the Company is run.

On June 21, 2018, the Company’s Board of Directors appointed Douglas M. Crouthers, as interim President, to serve as such until such time as the Company’s Board of Directors determines his position as President to be permanent. Mr. Crouthers is currently our Vice President of Sales, and will retain that title while he serves as interim President. Mr. Crouthers current salary and incentive compensation will not change during his term, as interim President.

On June 21, 2018, we issued to nine employees options to purchase, in the aggregate, 505,000 shares of the Company’s common stock, at an exercise price of $0.115 per share. The options vest over three years with one-third vesting on each anniversary date of the grant. The issuance of such options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 21, 2018, Kelvin Claney, Douglas Crouthers and Vincent Dargush, voluntarily surrendered their options to purchase, in the aggregate, 450,000 shares of common stock, in consideration of a future stock grant described below. The issuance of such options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 21, 2018, we issued 200,000 shares of common stock to Kelvin Claney, 100,000 shares of common stock to Douglas Crouthers, and 100,000 shares of common stock to Vincent Dargush, at a share price of $0.10 per share, and in each case, as a share bonus for performance during the second quarter of 2018, as well as, in consideration of the surrender of previously granted options (described above). The stock price on the date of issuance to Mr. Claney, Mr. Crouthers, and Mr. Dargush was $0.10 per share, and are restricted for a period of six months from issuance. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 21, 2018, we issued 300,000 shares of common stock to Ernest P. Kollias, Jr. at a share price of $0.10 per share, as a share bonus for performance during the second quarter of 2018. The stock price on the date of issuance to Mr. Kollias was $0.10 per share, and are restricted for a period of six months from issuance. The recipient of the shares of common stock is a key employee of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 25, 2018, the Company entered into an Investor Relations Agreement, with an independent consultant (the “Consultant”), pursuant to which the Consultant will provide the Company with certain investor and public relations services, in exchange for a monthly consulting fee of $5,000 and the issuance of stock options to purchase 300,000 shares of the Company’s common stock. The options will vest in four equal tranches as follows: (i) options to purchase 75,000 shares of common stock, which vests immediately, at an exercise price equal to the average closing price of the Company’s common stock over the 10 trading days prior to the date of the agreement; (ii) options to purchase 75,000 shares of the Company’s common stock, which vests 180 days after the date of the agreement, at an exercise price equal to the exercise price described in clause (i) above; (iii) options to purchase 75,000 shares of the Company’s common stock, which vests one year after the date of the agreement, at an exercise price equal to the exercise price described in clause (i) above plus $0.10 per share; and (iv) options to purchase 75,000 shares of the Company’s common stock, which vests two years after the date of the agreement, at an exercise price equal to the exercise price described in clause (i) above plus $0.20 per share. The issuance of such options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On May 2, 2018, the Company and Kelvin Claney, the Company’s Chief Executive Officer, entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), for cash consideration of $403,200, or $1.92 per share. The Series A Preferred Stock has dividend rights per share equal to the dividend rights of the Company’s common stock, and has a liquidation preference in the amount of $1.92 per share. Each share of Series A Preferred Stock is entitled to 100 votes on all matters to be voted upon by the Company’s shareholders. The Series A Preferred Stock is redeemable at the option of the Company for a redemption price per share of $1.92, plus 8% per annum from the date of issuance until the date of redemption. If any Series A Preferred Stock is not redeemed within three years from the date of issuance, the holder may convert the Series A Preferred Stock into common stock at a ratio of eight shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock is a non-certificated security. The issuance of the Series A Preferred Stock was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On April 18, 2018, the Board of Directors of ICTV Brands Inc. (the “Company”), appointed our Chief Financial Officer, Ernest P. Kollias, Jr., to replace John Carrino, former in house counsel, as our corporate secretary.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes in Item 1 and other financial information elsewhere in this report.

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

On January 23, 2017, we acquired several new brands, related intellectual property, inventory and other assets and have begun marketing and selling the following new products. See Note 3 - Business and Asset Acquisitions, to our financial statements for more information about the PhotoMedex and Ermis Labs acquisitions:

●	no!no!® Hair, a home use hair removal device;
●	no!no!® Skin, a home use device that uses light and heat to calm inflammation and kill bacteria in pores to treat acne;
●	no!no!® Face Trainer, a home use mask that supports a series of facial exercises;
●	no!no!® Glow, a home use device that uses light and heat energy to treat skin;
●	Made Ya Look, a heated eyelash curler;
●	no!no!® Smooth Skin Care, an array of skin care products developed to work with the devices to improve the treated skin;
●	Kyrobak®, a home use device for the treatment of non-specific lower back pain;
●	ClearTouch®, a home use device for the safe and efficient treatment of nail fungus

Our strategy is to introduce our brands to the market through an omni-channel platform that includes but is not limited to direct response television, digital marketing, live home shopping, traditional retail, e-commerce market places, and international third-party distributor networks. Our objective is to have our portfolio of products sold through these channels to develop long lasting brands with strong returns on investments.

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Net Sales

Our net sales increased by approximately $1,324,000 to approximately $8,971,000 for the three months ended March 31, 2018 from approximately $7,647,000 for the three months ended March 31, 2017.

Our direct to consumer segment consists of direct response television (“DRTV”), live home shopping, and e-commerce sales, and is summarized below for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017	Increase/(Decrease)
DRTV	$3,796,000	$3,407,000	$389,000
Live Home Shopping	716,000	1,938,000	(1,222,000)
E-commerce	495,000	1,056,000	(561,000)
Total Direct to Consumer	$5,007,000	$6,401,000	$(1,394,000)

Our total direct to consumer segment decreased approximately $1,394,000 due to the decrease in live shopping. The Company made the decision to move live shopping from QVC UK to Ideal World. The impact of this decision was that the Company had to be off air for six months resulting in a decrease in sales. The last airing with QVC was November 2, 2017, and the first airing with Ideal World was June 5, 2018. This decrease was offset by an increase in DRTV sales, due to an increase in the sales of no!no!® and ClearTouch® items.

Retail sales increased by approximately $2,127,000 from continued expansion in UK brick and mortar stores, including the addition of the DermaWandTM to Boots, a leading beauty and health retailer in the UK.

International sales increased approximately $411,000 from $480,000 for the three months ended March 31,2017 to $891,000 for the three months ended March 31,2018. This is largely due to an increase in sales primarily in China.

Airlines and Hong Kong retail increased by approximately $179,000 due to increased sales in airlines.

Gross Profit

For the three months ended March 31, 2018, the Company increased its gross profit by approximately $1,071,000 from approximately $5,494,000 in three months ended March 31, 2017 to approximately $6,565,000 in three months ended March 31, 2018. The increase in retail sales for the three months ended March 31, 2018 generated a higher gross margin than March 31, 2017 due to the decrease in returns, therefore generating higher net sales.

The gross margin percentage also increased slightly from 72% for the three months ended March 31, 2017 to 73% for the three months ended March 31, 2018. Total returns for the three months ended March 31, 2018 decreased by $534,000, which is the primary reason for the Company’s increase in gross profit percentage. During the first quarter of 2017, there was approximately $600,000 returns that reduced gross profit, for sales that were previously recognized by PhotoMedex. This increase is also due to the increase in DRTV sales, which generates an approximate 85% gross margin.

Operating Expenses

Total operating expenses increased to approximately $6,360,000 for the three months ended March 31, 2018, from approximately $5,872,000 for the three months ended March 31, 2017, an increase of approximately $488,000.

Selling and marketing expenses for the three months ended March 31, 2018 and 2017 are summarized below:

	March 31, 2018	March 31, 2017	Increase (Decrease)
Selling and Marketing:
Answering Service	$212,093	$247,158	$(35,065)
Customer Service	233,173	172,338	60,835
Merchant Fees	125,459	229,238	(103,779)
Internet Marketing	1,038,928	841,553	197,375
Media	2,265,976	1,631,711	634,265
Retail Advertising	40,388	17,998	22,390
Other Marketing	385,295	249,948	135,347
Total Selling and Marketing	$4,301,312	$3,389,944	$911,368

This increase in selling and marketing expenses is due to a few key factors, the largest of which is an increase in media expenditures. Media expenditures were approximately $2,266,000 and $1,632,000 for the three months ended March 31, 2018 and 2017, respectively. Increased media expenses directly drives the increase in direct to consumer sales. In addition to media expenditures, there was an increase in internet marketing expense which increased to $1,039,000 for the three months ended March 31, 2018 from $842,000 for the three months ended March 31, 2017 as we continue to shift to more digital marketing efforts through search engine marketing and optimization, paid social media, and banner ad campaigns. Other marketing expenses increased by approximately $135,000 for this same reason. Merchant fees decreased by $104,000 due to the decrease in direct to consumer sales.

General and Administrative expenses for the three months ended March 31, 2018 and 2017 are summarized below:

	March 31, 2018	March 31, 2017	Increase (Decrease)
General And Administrative:
Payroll and Related Expenses	$735,145	$693,161	$41,984
Share Based Compensation	30,345	417,959	(387,614)
Professional Fees	126,847	182,679	(55,832)
Consulting	73,361	186,591	(113,230)
Bad Debts	410,344	319,330	91,014
Office Expenses	49,918	193,878	(143,960)
Depreciation and Amortization	160,448	149,126	11,322
Rent	65,970	81,581	(15,611)
Insurance	136,401	100,604	35,797
Exchange Gain or Loss	105,483	5,883	99,600
Travel	72,011	87,539	(15,528)
Other General and Administrative	92,705	63,938	28,767
Total General and Administrative	$2,058,978	$2,482,269	$(423,291)

Payroll and related expenses increased approximately $42,000 for the three months ended March 31, 2018 over the prior three months ended March 31, 2017 as a result of additional staffing added in our marketing department.

Share based compensation decreased by approximately $388,000 from approximately $418,000 for the three months ended March 31, 2017 to approximately $30,000 for the three months ended March 31, 2018. This decrease was due to the stock issuances to executives in the three months ended March 31, 2017 that did not occur in 2018.

Consulting fees decreased approximately $113,000 for the three months ended March 31, 2018 over the prior three months ended March 31, 2017. The decrease is due to a Company-wide assessment of our current consultants and in-house staffing. The Company was able to decrease outside consultants by bringing a portion of those duties and tasks in-house, primarily in our marketing department. There were also increased costs for the three months ended March 31, 2017 related to the PhotoMedex acquisition.

Bad debt expense increased approximately $91,000 for the three months ended March 31, 2018 over the prior three months ended March 31, 2017. This increase is in line with the increase is in Net sales.

Insurance expense increased approximately $36,000 for the three months ended March 31, 2018 over the prior three months ended March 31, 2017, which is primarily due to our product liability insurance to insure our increased inventory.

Exchange gain or loss increase approximately $100,000 for the three months ended March 31, 2018 over the prior three months ended March 31,2017. This increase is due is currency exchanges differences primarily in the UK based on payments and collections in different currencies.

Net Income

We generated a net income of  $70 for the three months ended March 31, 2018, compared with a net loss of approximately $368,000 for the three months ended March 31, 2017. Interest expense totaled approximately $174,000 as compared with approximately $49,000 for three months ended March 31, 2017, primarily due to the long-term note secured with the LeoGroup Private Access, LLC, a significant shareholder hence a related party, in July 2017. During the three months ended March 31, 2018, we recorded a tax provision of $29,000 based on net income in our UK entity resulting in an 100% effective tax rate compared to $0 for the three months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, we had approximately $317,000 in cash and cash equivalents compared to approximately $1,258,000 at December 31, 2017. Cash flow used in operating activities was approximately $565,000 for the three months ended March 31, 2018 compared to cash flow used in operating activities of approximately $116,000 for the same period in 2017. The fluctuation was primarily a result of a decrease of approximately $849,000 in accounts payable and $380,000 in prepaid expense, and an increase in accounts receivable of approximately $186,000.

Cash flow used by investing activities was approximately $13,000 for the three months ended March 31, 2018 compared to cash flow used in investing activities for the period in 2017 of $3,307,000. During 2018, we paid approximately $13,000 for capital expenditures.

Cash flow used in financing activities was approximately $391,000 for the three months ended March 31, 2018 compared to cash provided by financing activities of approximately $6,908,000 for the same period in 2017. We used $75,000 to pay-down the liability in connection with the DermaWandTM asset purchase agreement during the three months ended March 31, 2018, and made principal payments of approximately $155,000 toward the long-term debt. We also made payments of approximately $160,000 during the three months ended March 31, 2018 to satisfy our 2017 minimum royalty payment for deferred considerations related to the Ermis Lab acquisition.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net income of $70 for the three months ended March 31, 2018 and generated negative cash flows from operating activities of approximately $565,000. In addition, we have an accumulated deficit of approximately $16,905,000 as of March 31, 2018. We had working capital of approximately $3,047,000 at March 31, 2018 compared to approximately $2,985,000 at December 31, 2018. Additional financing will be required for the Company to successfully implement its long-term growth strategy. There can be no assurance that additional financing can be obtained on terms acceptable to the Company.

To increase profitability throughout 2018 and maintain sufficient cash flow and liquidity, we have taken measures to reduce expenses and restructure operations. Beginning April 1, 2018, our CEO has taken a $100,000 temporary reduction in his base pay. We have also eliminated the marketing department, as well as inside legal counsel. In addition, we have reduced media expenses and eliminated one position in operations.  We will continue throughout the year to monitor cash spending, analyze all expenditures, and make reductions where necessary until other financing

Recent Events

Board Resignation

Effective June 29, 2018, Diana Pessin resigned as a member of the Company’s Board of Directors and as a member of the Company’s Audit Committee. In her resignation letter, Ms. Pessin stated that her philosophy and vision for the Company to improve its performance and corporate governance does not align with the current Board and management, and that she has fundamental differences with the way the Company is run.

Corporate Secretary

On April 18, 2018, the Board appointed our Chief Financial Officer, Ernest P. Kollias, Jr., to replace John Carrino, former in house counsel, as our corporate secretary.

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

On June 21, 2018, the Board of Directors appointed Douglas M. Crouthers, as interim President, to serve as such until such time as the Company’s Board of Directors determines his position as President to be permanent. Mr. Crouthers is currently our Vice President of Sales, and will retain that title while he serves as interim President. Mr. Crouthers current salary and incentive compensation will not change during his term, as interim President.

Mr. Crouthers joined the Company in June 2014, as Vice President of Sales. Mr. Crouthers has more than 20 years of experience in the direct response, direct to consumer and direct to retail industry. He has held senior executive positions with some of the industry’s leading companies. Prior to joining the Company, Mr. Crouthers was Vice President of Sales for Applied Perceptions, LLC, a worldclass call center, from June 2013 until June 2014, where he managed all aspects of onboarding and training for new customer service and sales agents. From April 2011 until June 2013, Mr. Crouthers served as Director of Business Development for Monarch, Inc., a television media agency, where he created and maintained key account business partnerships, analyzing and strategizing with clients on advertising campaigns.

Internal Reorganization

Beginning April 15, 2018, our CEO, Kelvin Claney, agreed to an annual reduction of $100,000 from his base salary. The reduction does not affect Mr. Claney’s base salary for purpose of calculating compensation, in the event of employment termination. Due to a redundancy of duties, ICTV’s Marketing Department has been eliminated and its duties have been absorbed by the Operations Department and the Sales Department. We have also eliminated our in-house counsel as a salaried employee. We will also not be entering into any engagements with such counsel as a third party legal service provider. ICTV plans to reconfigure its office space and reduce overall square footage by finding a tenant to sublease which would then reduce rent cost per month. We anticipate that these reductions will not compromise our overall performance or efficiency. On an annualized basis, these changes will result in approximately $692,000 of savings.

Series A Preferred Stock

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

Therma Bright Asset Purchase Agreement

On March 6, 2018, the Company and its subsidiaries, ICTV Brands UK, ICTV Brands HK and ICTV Brands Israel, entered into the Asset Purchase Agreement with Therma Bright, pursuant to which Therma Bright agreed to acquire certain assets relating to the Company’s ClearTouch® nail phototherapy device and no!no!® skin phototherapy device, excluding, with some exception, any liabilities relating thereto, and excluding any rights to the trademark or name “no!no!® ” or “no!no!® skin” for a purchase price of $2,250,000, subject to certain closing adjustments. The purchase price was to be payable in cash installments commencing at closing, subject to certain adjustments, through December 31, 2020.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Apart from the adoption of ASU 2014-09 (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report), there have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2018. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2017, as filed with the Commission with our Annual Report form 10-K filed on May 31, 2018 .

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

We carried out an evaluation as of March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

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

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2018:

ERP System Implementation

Our operations expanded significantly primarily due to the PhotoMedex and Ermis Labs acquisitions occurring in January 2017. As a result, we had not been able to establish the proper accounting and financial reporting oversight of such increased activity. The lack of a fully implemented enterprise resource planning system (“ERP”) contributed to the situation. During the fourth quarter of 2017, we implemented an ERP system; however, issues related to the implementation of the ERP system resulted in a delay in the financial statement close process, such as execution of certain financial statement controls, including timely account reconciliations, analysis and reviews, that had not operated as intended for all financial statement accounts. Due to the unanticipated delay, the ERP system implementation resulted in business and operational interruptions and have resulted in a material weakness in the financial statement close process as of December 31, 2017 and March 31, 2018. The system has been implemented, and policies and procedures have begun to be put in place to ensure timely and accurate financial statements for 2018. The system was used for all reporting and reconciliations for the three months ended March 31, 2018.

Inventory

During the third and fourth quarter of 2017, an internal control material weakness surrounding the Company’s inventory accounts was noted. The material weakness was the result of substantial reliance on manual reporting processes and spreadsheets, in connection with the inventory acquired from PhotoMedex, which was external to the Company’s accounting system. Inventory acquired from PhotoMedex was accounted for by using a manual Excel spreadsheet, which did not properly account for inventory transferred to our primary warehouse and distribution center during the three months ended June 30, 2017, resulting in quantities being recorded twice and overstating the consolidated inventory balance. There were also insufficient physical count processes and insufficient compensating detective controls in place to identify the error. Management discovered the overstatement during the three months ended September 30, 2017 and immediately restated its second quarter 2017 financial statements. These factors resulted in a material weakness in our inventory controls and procedures. The material weakness was still present at December 31, 2017 and March 31, 2018  due to delays in the implementation process of our ERP system.

Implementation and Adoption of New Accounting Standard, ASC 606

As of March 31, 2018, we had not completed the evaluation process to implement controls and identify the impact to its consolidated financial statements of adopting ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers as well as requires substantial additional financial statement disclosures. The Company was required to adopt the new standard effective January 1, 2018. We have performed a detailed review of our revenue arrangements which consist primarily of product sales based on the guidance in the standard. Based on our review complete in June 2018 of the interpretive guidance that has been issued, there was not a material impact on our consolidated financial statements. However, we have not completed the implementation of changes to our financial reporting processes related to revenue recognition and the control activities within them. These include the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. As a result, we have identified this as a material weakness.

Income Tax Study

With the acquisition of PhotoMedex in January of 2017, we have experienced material changes in our operations, in particular expanding our operations with foreign subsidiaries. Although we have currently engaged a third-party tax consultant to ensure tax compliance, we have not yet formalized our analysis and policies to address potential foreign tax exposures, specifically in the form of a transfer price study. The Company also experienced a significant change in ownership as a result of a private placement of common stock that occurred in January 2017. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. As of March 31, 2018, we have not updated our analysis and have not yet analyzed the potential impact of our recent equity financing on beneficial ownership. There has been no determination if the net operating loss carryforward of approximately $3,239,000, available prior to the equity financing, is subject to the Internal Revenue Code Section 382 limitation. These studies are currently ongoing, and a determination will be made upon completion. As a result, we have identified this as a material weakness.

Technology Controls

We have identified that our information technology security and environment have material control deficiencies, including but not limited to a lack of retention policy, lack of an audit log, weak password policies, and a lack of security of physical and file security of system. We are currently utilizing a third-party IT firm for normal processes and support. In addition to this third-party IT support, the Company has formally engaged ADEM Solutions in order to analyze and address the deficiencies and weaknesses. ADEM Solutions has been utilized to perform an assessment of our current information and technology environment and prepare for us an action plan for remediation of deficiencies stated above. We believe, based upon our initial assessment, that the uncertainty of the extent to which the lack of controls, policies, and procedures, impact our financial reporting process, presents itself as a material weakness.

Planned Remediation of Material Weaknesses in Internal Controls of our Financial Reporting

ERP

As noted above, we began to implement our ERP system on October 1, 2017. We have hired qualified team members and engaged external resources with significant prior experience with systems similar to our ERP system to provide additional capacity, analytical and functional capabilities, and cross-training. We plan to implement business process improvements that are anticipated to both strengthen controls governing management review and approvals and enable a more efficient and effective month end close. While the implementation process has caused unanticipated delays in our financial reporting, when fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weakness we have identified and strengthen our internal controls over financial reporting. During first quarter 2018, progress has made regarding the implementation of the ERP system. As of May 31, 2018, the system is fully functioning and all financial reporting and reconciliations are being completed in the new system. We continue to evaluate the business needs of the system, and establish the policies and procedures that will allow us to utilize the system to its fullest potential.

Inventory

To remediate the Company’s material weakness surrounding its inventory accounts, we have implemented an ERP system and integrated accounting software that began to be implemented on October 1, 2017. Upon full implementation it is intended to eliminate the manual process controls currently in place that allowed the error to occur in the second quarter 2017. The new system, when fully implemented, will allow for real time tracking of inventory balances, greatly increasing controls around the balances on hand at any given time. This will allow us to reconcile our inventory to the third-party warehouse reports on a regular basis. As of March 31, 2018, all USA PhotoMedex finished devices inventory reside in our primary warehouse and distribution center, which now conducts pre-counts of inventory before each quarter end, as well as a year-end wall to wall inventory count, eliminating the likelihood and/or material impact of such an error reoccurring.

Revenue Recognition

To remediate the Company’s material weakness surrounding its financial reporting, the Company’s management has hired an experienced third-party accounting firm during the quarter ending December 31, 2017 to guide management in the gathering of data, review and implementation of ASC 606. The unanticipated delays caused by the ERP implementation also led to delays in completing the revenue recognition evaluation and implementation. Management intends to invest whatever time is necessary from both management and Company staff in order to work with the third-party accounting firm to ensure proper implementation of ASC 606. As of March 31, 2018, the Company fully adopted the standard, and management has begun to design controls to be put in place to adhere to this standard.

Income Tax

Management intends to complete these studies during 2018 so as to reflect the results in our 2017 tax returns for each respective operation, both domestic and foreign, which will resolve the material weakness. As of June 29, 2018, a Statement of Work has been initiated to complete this study.

Technology Controls

As part of our remediation efforts, we are currently utilizing a third-party IT firm for normal processes and support. In addition to this third-party IT support, the Company has formally engaged ADEM Solutions in order to address the deficiencies and weaknesses. ADEM Solutions has been utilized to perform an assessment of our current information and technology environment and has prepared an action plan designed to resolve the Company’s material weakness by June 30, 2018.

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

Changes in Internal Control over Financial Reporting

On October 1, 2017, we began to implement a new ERP system on a Company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation will result in business and operational interruptions as our old system is being phased out. As discussed above, we believe we have developed an appropriate plan to remediate and have begun our remediation efforts related to the material weaknesses.

Along with the foregoing remediation actions and the changes described in the previous section, the Company adopted ASU 2014-09 (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report) effective January 1, 2018.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ICTV denies any liability to Mr. Ransom and intends to vigorously defend this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 9, 2018, we issued options to purchase 1,050,000 shares of the Company’s common stock to six employees, at an exercise price of $0.3318 per share. Three of those employees, Richard Ransom, John Carrino and Nicole Kearney, were terminated in the second quarter of 2018, resulting in the forfeiture of their options to purchase, in the aggregate, 600,000 shares of common stock. On June 21, 2018 the remaining three employees, Kelvin Claney, Douglas Crouthers and Vincent Dargush, who remain employed with the Company, voluntarily surrendered their options to purchase, in the aggregate, 450,000 shares of common stock, in consideration of a future stock grant described below. The issuance of such options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On May 2, 2018, the Company and Kelvin Claney, the Company’s Chief Executive Officer, entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), for cash consideration of $403,200, or $1.92 per share. The Series A Preferred Stock has dividend rights per share equal to the dividend rights of the Company’s common stock, and has a liquidation preference in the amount of $1.92 per share. Each share of Series A Preferred Stock is entitled to 100 votes on all matters to be voted upon by the Company’s shareholders. The Series A Preferred Stock is redeemable at the option of the Company for a redemption price per share of $1.92, plus 8% per annum from the date of issuance until the date of redemption. If any Series A Preferred Stock is not redeemed within three years from the date of issuance, the holder may convert the Series A Preferred Stock into common stock at a ratio of eight shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock is a non-certificated security. The issuance of the Series A Preferred Stock was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 21, 2018, we issued to nine employees options to purchase, in the aggregate, 505,000 shares of the Company’s common stock, at an exercise price of $0.115 per share. The options vest over three years with one-third vesting on each anniversary date of the grant. The issuance of such options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 21, 2018, we issued 200,000 shares of common stock to Kelvin Claney, 100,000 shares of common stock to Douglas Crouthers, and 100,000 shares of common stock to Vincent Dargush, at a share price of $0.10 per share, and in each case, as a share bonus as well as in consideration of the surrender of previously granted options (described above) for performance during the second quarter of 2018. Also on June 21, 2018, we issued 300,000 shares of common stock to Ernest P. Kollias, Jr. at a share price of $0.10 per share, as a share bonus in consideration for performance during the second quarter of 2018. The stock price on the date of issuance to Mr. Claney, Mr. Crouthers, Mr. Dargush and Mr. Kollias was $0.10 per share, and are restricted for a period of six months from issuance. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 25, 2018, the Company entered into an Investor Relations Agreement, with an independent consultant (the “Consultant”), pursuant to which the Consultant will provide the Company with certain investor and public relations services, in exchange for a monthly consulting fee of $5,000 and the issuance of stock options to purchase 300,000 shares of the Company’s common stock. The options will vest in four equal tranches as follows: (i) options to purchase 75,000 shares of common stock, which vests immediately, at an exercise price equal to the average closing price of the Company’s common stock over the 10 trading days prior to the date of the agreement; (ii) options to purchase 75,000 shares of the Company’s common stock, which vests 180 days after the date of the agreement, at an exercise price equal to the exercise price described in clause (i) above; (iii) options to purchase 75,000 shares of the Company’s common stock, which vests one year after the date of the agreement, at an exercise price equal to the exercise price described in clause (i) above plus $0.10 per share; and (iv) options to purchase 75,000 shares of the Company’s common stock, which vests two years after the date of the agreement, at an exercise price equal to the exercise price described in clause (i) above plus $0.20 per share. The issuance of such options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Share and Option Purchase Agreement	Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.3	First Amendment to Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

4.1	Specimen certificate evidencing the common stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001

4.2	Promissory Note, dated July 15, 2017, issued by ICTV Brands Inc. in favor of LeoGroup Private Investment Access, LLC in the principal amount of $2,000,000	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2017

10.1	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

10.2	2011 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 14, 2017

10.3	Asset Purchase Agreement, dated March 6, 2018, by and among Therma Bright Inc., ICTV Brands UK Limited, ICTV Brands HK Limited, ICTV Brands Israel Ltd and ICTV Brands Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018

10.4	Transition Services Agreement, dated March 6, 2018, by and between ICTV Brands Inc. and Therma Bright Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018.

10.5	Patent and Trademark Pledge Agreement, dated March 6, 2018, by and between Therma Bright Inc. and ICTV Brands Inc.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12 , 2018

10.6	Sales Representative Agreement, dated March 6, 2018, by and between Therma Bright Inc. and ICTV Brands Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

99.1	Resignation Letter of Diana Pessin	Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2018

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBEL Taxonomy Extension Dedinition Linkbase Document	*

101.LAB	XBRL Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

ICTV BRANDS INC.
Registrant

Date: July 6, 2018	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: July 6, 2018	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer

