Form 10-Q
period 2018-06-30
ICTV Brands Inc.
filed 2018-08-22
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 17, 2018, the Issuer had 53,140,700 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,812,246	$1,258,360
Accounts receivable, net of allowances for returns and doubtful accounts of $980,013 and $913,303 respectively	2,243,253	3,576,376
Inventories, net	5,285,081	5,631,857
Prepaid expenses and other current assets	799,308	167,914
Total current assets	10,139,888	10,634,507

Property and equipment, net	822,066	887,093
Intangible assets, net	1,898,817	2,248,657

Total assets	$12,860,771	$13,770,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,696,234	$5,911,778
Current portion of long-term debt to related party	846,243	722,908
Note payable	145,000	-
Deferred revenue	398,058	403,844
Deferred consideration due to related party	143,100	241,379
Other liabilities- net of discount	408,749	369,563
Total current liabilities	7,637,384	7,649,472

Deferred revenue – long term	181,565	194,534
Deferred consideration – long term due to related party	955,571	970,688
Other liabilities – long term, net of discount	186,185	371,149
Long-term debt to related party, net of current portion	626,693	1,074,141
Total long term liabilities	1,950,014	2,610,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, of which 210,000 shares are designated as Series A, 210,000 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	210	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,040,700 and 52,340,700 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	42,830	42,130
Additional paid-in capital	20,780,117	20,198,137
Accumulated other comprehensive income	73,584	174,875
Accumulated deficit	(17,623,368)	(16,904,869)

Total shareholders’ equity	3,273,373	3,510,273

Total liabilities and shareholders’ equity	$12,860,771	$13,770,257

See accompanying notes to condensed consolidated financial statements

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

NET SALES	$7,012,056	$7,950,076	$15,982,862	$15,597,195

COST OF SALES	2,219,317	2,791,601	4,624,656	4,945,181

GROSS PROFIT	4,792,739	5,158,475	11,358,206	10,652,014

OPERATING EXPENSES:
General and administrative	2,206,485	2,673,271	4,265,463	5,155,541
Selling and marketing	3,045,497	3,854,031	7,346,808	7,243,975
Total operating expenses	5,251,982	6,527,302	11,612,271	12,399,516

OPERATING LOSS	(459,243)	(1,368,827)	(254,065)	(1,747,502)

OTHER INCOME/(EXPENSE), NET
Interest expense	(149,449)	(1,723)	(323,877)	(50,770)
Miscellaneous (expense)/income, net	(20,877)	(130)	(22,557)	59,974

LOSS BEFORE PROVISION FOR INCOME TAX	(629,569)	(1,370,680)	(600,499)	(1,738,298)

PROVISION FOR INCOME TAXES	89,000	70,000	118,000	70,000

NET LOSS	$(718,569)	$(1,440,680)	$(718,499)	$(1,808,298)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(185,138)	102,118	(101,291)	96,701

COMPREHENSIVE LOSS	$(903,707)	$(1,338,562)	$(819,790)	$(1,711,597)

NET LOSS PER SHARE
BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	52,409,931	52,075,703	52,375,507	48,093,572

See accompanying notes to condensed consolidated financial statements

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional	Other
	$0.001 par value		$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Totals
Balance at January 1, 2018	-	$-	52,340,700	$42,130	$20,198,137	$174,875	$(16,904,869)	$3,510,273

Share based compensation	-	-	-	-	109,690	-	-	109,690

Issuance of stock for compensation	-	-	700,000	700	69,300	-	-	70,000

Issuance of preferred stock	210,000	210	-	-	402,990	-	-	403,200

Foreign currency translation adjustment	-	-	-	-	-	(101,291)	-	(101,291)

Net loss	-	-	-	-	-	-	(718,499)	(718,499)

Balance at June 30, 2018	210,000	$210	53,040,700	$42,830	$20,780,117	$73,584	$(17,623,368)	$3,273,373

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(718,499)	$(1,808,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	471,796	519,828
Bad debt expense	687,612	653,491
Share based compensation	109,690	159,058
Issuance of stock for compensation	70,000	336,000
Change in fair value of contingent consideration	-	(48,035)
Loss on disposal of property and equipment	-	3,228
Non-cash interest expense	51,240	53,117
Change in assets and liabilities	-
Accounts receivable	632,726	(3,206,920)
Other receivable	-	(837,708)
Inventories	286,847	558,342
Prepaid expenses and other current assets	(640,975)	(299,219)
Accounts payable and accrued liabilities	(224,452)	3,049,236
Deferred revenue	(22,227)	(16,785)
Net cash provided by (used in) operating activities	703,758	(884,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,438)	(127,128)
Cash paid for acquisition of PhotoMedex, Inc.	-	(5,000,000)
Net cash used in investing activities	(52,438)	(5,127,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of DermaWand asset purchase agreement	(150,000)	(150,000)
Proceeds from issuance of common stock, net of offering costs	-	6,982,930
Proceeds from exercise of options	-	55,559
Proceeds from note payable	145,000	-
Repayments of long-term debt to related party	(324,113)	-
Payments of deferred consideration for asset acquisition	(160,414)	(14,583)
Proceeds from issuance of preferred stock	403,200	-
Net cash (used in) provided by financing activities	(86,327)	6,873,906

Effect of exchange rates on cash and cash equivalents	(11,107)	2,031

NET INCREASE IN CASH AND CASH EQUIVALENTS	553,886	864,144

CASH AND CASH EQUIVALENTS, beginning of the period	1,258,360	1,390,641

CASH AND CASH EQUIVALENTS, end of the period	$1,812,246	$2,254,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$276,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$-	$23
Contingent consideration reclass to other receivable	$-	$570,248

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$-	$9,198,043
Fair value of deferred consideration	-	(4,198,043)
Cash paid for acquisition	$-	$5,000,000

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$-	$1,981,822
Present value of deferred consideration	-	(1,131,822)
Issuance of common stock	-	(850,000)
Cash paid for acquisition	$-	$-

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc. (the “Company”, “we”, or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. As of June 30, 2018, we have the following subsidiaries:

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

June 30, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity (continued)

We develop, market and sell products through a multi-channel distribution strategy, including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third-party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including no!no!®, a thermicon hair removal device, DermaWand®, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, DermaBrilliance®, a skin care resurfacing device that helps reduce visible signs of aging, and Jidue®, a facial massager device which helps alleviate stress. We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. We are presently exploring other devices and consumable product lines currently under licensing agreements.

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

On March 6, 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), with Therma Bright Inc., a British Columbia corporation (“Therma Bright”), pursuant to which Therma Bright agreed to acquire certain assets (the “Purchased Assets”) relating to the Company’s ClearTouch® nail phototherapy device (the “Nail Product”) and no!no!® skin phototherapy device (the “Skin Product and together with the Nail Product, the “Purchased Products”), excluding, with some exception, any liabilities relating thereto, and excluding any rights to the trademark or name “no!no!®” or “no!no!® skin,” (the “no!no!® Trademarks”), for a purchase price of $2,250,000, subject to certain closing adjustments. The purchase price was to be payable in cash installments commencing at closing, subject to certain adjustments, through December 31, 2020.

On April 27, 2018, the Company delivered to Therma Bright written notice of termination of each of the Asset Purchase Agreement, the Transition Services Agreement, the Patent and Trademark Pledge Agreement and the Sales Representative Agreement, in each case, pursuant to the terms therein.

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net loss of approximately $718,000 for the six months ended June 30, 2018 and generated positive cash flows from operating activities of approximately $704,000. In addition, we have an accumulated deficit of approximately $17,623,000 as of June 30, 2018. Additional financing will be required for the Company to successfully implement its long-term growth strategy.

To increase profitability throughout 2018 and 2019 and maintain sufficient cash flow and liquidity, we continue to analyze our processes to determine where further cut backs can be made, and operations can be streamlined to further reduce expenditures. On April 1, 2018, our CEO took a $100,000 temporary reduction in his annual base pay. We have also eliminated the marketing department, as well as inside legal counsel. The cost benefit of these reductions will be reflected in the third quarter of 2018. In addition, we have reduced media expenses and eliminated several positions within the Company.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity (continued)

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is currently being addressed. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

June 30, 2018 and 2017

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

As of June 30, 2018, 15% of our accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television (“DRTV”). In addition, 49% was due from brick and mortar retailers, 10% was due from e-commerce accounts, 15% was due from live shopping, 5% was due from duty free airline, and 6% was due from miscellaneous customers

Major customers are considered to be those who accounted for more than 10% of net sales. There were no major customers for the three and six months ended June 30, 2018 and 2017.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and note payable approximate their fair values due to the short settlement period for these instruments.

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

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Functional currency translation

The currency of the primary economic environment in which we operate our Company is conducted in the US dollar (“$” or “dollars”). Thus, our functional currency (other than the foreign subsidiaries mentioned below) is the US dollar. The operations of our foreign subsidiaries are conducted in the local currency of the subsidiary, which is the Hong Kong Dollar (HKD), Great Britain Pound (GBP), and Israeli Shekel (ILS).

Assets and liabilities of our foreign subsidiaries are translated based on the exchange rates prevailing at the balance sheet date and revenues and expenses are translated at the average exchange rates for the period. Net differences from currency translation are included in other comprehensive income on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $980,000 and $913,000 as of June 30, 2018 and December 31, 2017, respectively. The allowances are calculated based on historical analysis including customer returns and bad debts.

In addition to allowances for returns on accounts receivable, an accrual is made for the return of product that have been sold to customers and had cash collections, while the customer still has the right to return the product. In addition, an accrual is made for contract fees deducted by the customer. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $178,000 and $180,000 as of June 30, 2018 and December 31, 2017, respectively.

Inventories

Inventories consist primarily of finished products held for resale and are valued at the lower of cost (first-in, first-out method) or net realizable value. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $264,000 and $247,000 as of June 30, 2018 and December 31, 2017, respectively. Included in inventory at June 30, 2018 and December 31, 2017 is approximately $64,000 and $51,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product, as well as consigned products that are held at retailer distributors for sale.

Property and equipment

Property and equipment are carried at cost and depreciation and amortization is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years for computer hardware and software and furniture and fixtures. Depreciation and amortization is computed using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful life and lease term. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation and amortization expense amounted to approximately $59,000 and $118,000 and $48,000 and $78,000 for the three and six months ended June 30, 2018 and 2017, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Property and equipment consisted of the following at:

	June 30, 2018	December 31, 2017
Computer hardware and software	$205,530	$154,061
Furniture and equipment	908,700	907,586
Leasehold improvements	55,840	55,840
	1,170,070	1,117,487
Accumulated depreciation and amortization	(348,004)	(230,394)
Property and equipment, net	$822,066	$887,093

Intangible assets

Definite-lived intangibles are amortized using the straight-line method over their estimated useful lives ranging from four to five years. Amortization expense was approximately $177,000 and $354,000 and $251,000 and $442,000 for the three and six months ended June 30, 2018 and 2017, respectively. We evaluate the recoverability of the intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three and six months ended June 30, 2018 and 2017.

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

There was no significant impact to the statement of operations and comprehensive loss as the Company’s existing revenue policies are in line with ASC 606.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

International third-party distributors

We generate revenue through the sale of products to international third-party distributors who in-turn sell the products to the consumer. Revenue related to international wholesale and third-party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Revenue is recognized at a point in time when product is shipped to the customer. International third-party distributors are required to pay a deposit before shipment. As of June 30, 2018 and December 31, 2017, we recorded deposits for international third-party distributors of approximately $239,000 and $404,000, respectively, in deferred revenue, current portion.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Airlines and Hong Kong Retail

We sell products to consumers through consignment arrangements with certain airlines and retailers in Hong Kong to sell products to consumers through in-flight magazines, duty-free carts, or in-store counters. We control the goods shipped to the consignees until control of the goods has transferred to the customer. Control is considered transferred to a customer upon payment for goods of which we set the price for this activity. We act as the consignor and the principal, and accordingly, we record consignment sales on a gross basis, once the transfer of control of goods has been passed to the customer. Goods on consignment remain in our inventory until the product has been sold and control of the goods has transferred.

Warranty

We sell warranties on our products for various terms. Customers are offered the option to purchase an extended warranty separate from the product sale for 1 to 5 years. Revenue is recognized ratably over the term, with the unearned warranty included in deferred revenue on the accompanying condensed consolidated balance sheets.

Variable consideration

The amount of consideration we receive, and revenues recognized across our multi sales channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks, promotional discounts, and rebates, we estimate the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. We adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed.

Judgments

We have a return policy whereby the customer can return any product received within 30 days or 60 days of receipt for a full refund. We accrue a reserve for product returns with respect to sales of product when a right of return exists. We accrue a reserve for product returns and customer refunds at the time of sale based on our historical experience. We also accrue for contract fees based on historical experience of our retail customers, as well as expected fees as documented in our retail contracts. The provision for estimated returns as of June 30, 2018 and December 31, 2017 was approximately $724,000 and $747,000, respectively. The reserve for customer refunds and contract fees payable was approximately $178,000 at June 30, 2018 and $180,000 at December 31, 2017 and has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The amount of goods to be returned to inventory was determined to be immaterial.

For the three and six months ended June 30, 2018 and 2017, we recorded sales returns of approximately $1,105,000 and $2,372,000 and $1,657,000 and $3,305,000 respectively, as a reduction of net sales.

Sales taxes

Sales and similar taxes that are imposed on our sales and collected from customers are excluded from net sales.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Shipping and handling costs

Costs for shipping and handling costs, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised goods has transferred to the customer. Revenue from shipping and handling charges was approximately $230,000 and $607,000 and $496,000 and $1,124,000 for the three and six months ended June 30, 2018 and 2017, respectively.

Remaining Performance Obligations

As part of our adoption of the new revenue standard, we have elected to use a practical expedient to exclude disclosure of transaction prices allocated to remaining performance obligations, and when we expect to recognize such revenue, for all periods prior to the date of initial application of the standard.

As of June 30, 2018, approximately $341,000 is expected to be recognized from remaining performance obligations for warranty revenue. We expect to recognize revenue for these remaining performance obligations during the next five years approximately as follows:

	Remaining Six Months 2018	2019	2020	2021	2022	2023

Estimated Deferred Warranty Revenue from remaining	$92,000	$121,000	$66,000	$42,000	$19,000	$1,000

Disaggregation of revenue

The following table shows the Company’s revenues disaggregated by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct to Consumer	$3,915,091	$5,729,838	$8,922,145	$12,381,253
International Third Party Distributors	580,928	1,040,250	1,472,389	1,398,850
Retail	1,757,630	436,714	4,425,575	848,431
Airlines/Hong Kong Retail	758,407	743,274	1,162,753	968,661
	$7,012,056	$7,950,076	$15,982,862	$15,597,195

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following table provides information about contract assets which includes accounts receivable, and contract liabilities which includes deferred revenue and accrued returns and contract fees payable from contracts with customers:

	June 30, 2018	December 31, 2017
Accounts receivable, net of allowance for returns of $724,278 and $747,269, respectively, and doubtful accounts of $255,735 and $166,034, respectively	$2,243,253	$3,576,376
Total contract assets	$2,243,253	$3,576,376

Deferred revenue	$579,623	$598,378
Accrued returns and contract fees payable	177,912	179,922
Total contract liabilities	$757,535	$778,300

Research and Development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, and certifications for international regulations and standards. Research and development costs approximated $35,000 and $77,000 and $19,000 and $64,000 for the three and six months ended June 30, 2018 and 2017, respectively.

Advertising

Advertising costs, consisting of media, internet marketing and production costs, are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. We incurred approximately $1,481,000 and $3,747,000 and $1,834,000 and $3,465,000 in media costs for airing of television and print advertising, $851,000 and $1,890,000 and $1,243,000 and $2,090,000 in internet marketing costs, and $55,000 and $83,000 and $51,000 and $196,000 in productions costs for the three and six months ended June 30, 2018 and 2017, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of June 30, 2018, 50,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. In December 2017, the 2011 Plan was amended to increase the number of stock options that may be awarded to not exceed a total of 8,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of June 30, 2018, 4,198,335 options are outstanding under the 2011 Plan.

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

June 30, 2018 and 2017

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

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the six months ended June 30, 2018 and 2017:

	Number of Shares			Weighted Average
	Employee	Non-Employee	Totals	Exercise Price
Balance, January 1, 2018	3,993,335	-	3,993,335	$0.27
Granted during the year	1,555,000		1,555,000	0.26
Exercised during the year	-	-	-	-
Cancelled during the year	(450,000)		(450,000)	0.33
Forfeited during the year	(850,000)	-	(850,000)	0.36

Balance, June 30, 2018	4,248,335		4,248,335	$0.22

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2017	3,680,002	-	3,680,002	$0.24
Granted during the year	-	-	-	-
Exercised during the year	(101,667)	-	(101,667)	0.13
Forfeited during the year	(10,000)	-	(10,000)	0.22

Balance, June 30, 2017	3,568,335	-	3,568,335	$0.24

Of the stock options outstanding as of June 30, 2018 under the Stock Option Plans, 3,433,335 options are currently vested and exercisable. The weighted average exercise price of these options was $0.24. These options expire through January 2028.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2018 and 2017 was approximately $1,000 and $779,000, respectively. The aggregate intrinsic value for stock options exercised during the six months ended June 30, 2017 was approximately $40,000.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

On January 9, 2018, we issued options to purchase 1,050,000 shares of the Company’s common stock to six employees, at an exercise price of $0.3318 per share. Three of those employees were terminated in the second quarter of 2018, resulting in the forfeiture of their options to purchase, in the aggregate, 600,000 shares of common stock. On June 21, 2018, the remaining three employees voluntarily surrendered their options to purchase, in the aggregate, 450,000 shares of common stock, in consideration of a future stock grant. On June 21, 2018, we issued 400,000 shares of common stock to such remaining three employees, Kelvin Claney, CEO, Douglas Crouthers, Interim President and VP of Sales, and Vincent Dargush, VP of Marketing and Operations, at a share price of $0.10 per share, in consideration of the surrender of previously granted options and, in each case, as a share bonus, which was immediately vested, for performance in the second quarter of 2018. Also, on June 21, 2018, we issued 300,000 shares of common stock to Ernest P. Kollias, Jr., CFO, at a share price of $0.10 per share, also as a share bonus, in consideration for performance during the second quarter of 2018, which was immediately vested. The shares issued on June 21, 2018 are restricted for a period of six months from issuance. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. The 600,000 options forfeited were not vested at the time of forfeiture and therefore resulted in a reversal of previously recognized compensation expense in the amount of approximately $12,000. The result of the modification of issuing 400,000 shares of common stock in replacement of 450,000 options surrendered, as noted above, was to immediately recognize the fair value of the original options granted totaling approximately $124,000 and the incremental change in fair value of the replacement awards, which was de minimis. The Company recorded the issuance of the 400,000 shares awarded at $0.10 per share, totaling $40,000, the fair value on the date of issuance, and the remaining amount, totaling approximately $84,000, to stock based compensation expense.

For the three and six months ended June 30, 2018 and 2017, we recorded approximately $71,000 and $102,000, and $77,000 and $495,000, respectively, in stock compensation expense under the Stock Option Plans. At June 30, 2018, there was approximately $155,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following weighted average assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2018 to value the stock options granted during the period:

2018
Risk-free interest rate	2.84%
Expected dividend yield	0.00%
Expected life	6 years
Expected volatility	142.79%
Weighted average grant date fair value	$0.26

There were no options granted for the six months ended June 30, 2017.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the six months ended June 30, 2018 and 2017:

	Number of Shares			Weighted Average
	Employee	Non - Employee	Totals	Exercise Price

Balance, January 1, 2018	333,333	1,476,667	1,810,000	$0.31
Granted during the year	-	300,000	300,000	0.11
Exercised during the year	-	-	-	-
Expired during the period	-	-	-	-
Balance, June 30, 2018	333,333	1,776,667	2,110,000	$0.27

	Number of Shares			Weighted Average
	Employee	Non - Employee	Totals	Exercise Price

Balance, January 1, 2017	516,667	1,676,667	2,193,334	$0.35
Granted during the year	-	-	-	-
Exercised during the year	(183,334)	-	(183,334)	0.27
Expired during the period	-	(200,000)	(200,000)	0.80
Balance, June 30, 2017	333,333	1,476,667	1,810,000	$0.31

Of the stock options currently outstanding outside of the Stock Option Plans at June 30, 2018, 1,885,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.30. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2018 and 2017 was approximately $0 and $411,000, respectively. There were no options exercised during the six months ended June 30, 2018 and 2017.

For the three and six months ended June 30, 2018 and 2017, we recorded approximately $8,000 and $8,000, and $5,000 and $13,000, respectively in stock compensation expense related to stock options outside of the Stock Option Plans. At June 30, 2018, there is approximately, $24,000 of remaining unrecognized compensation cost. Change in the fair value of the options issued to non-employees, as of June 30, 2018 was de minimis.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following weighted average assumptions are used in the Black-Scholes option pricing model for the six months ended June 30, 2018 to value the stock options granted during the period:

2018
Risk-free interest rate	2.77%
Expected dividend yield	0.00%
Expected life	3 years
Expected volatility	143.03%
Weighted average grant date fair value	$0.11

There were no options granted for the six months ended June 30, 2017.

The following is a summary of all stock options outstanding and nonvested for the six months ended June 30, 2018:

				Weighted
				Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2018	476,667	-	476,667	$0.42
Granted during the period	1,555,000	300,000	1,855,000	0.26
Vested during the period	-	(75,000)	(75,000)	0.11
Cancelled during the period	(450,000)	-	(450,000)	0.33
Forfeited during the period	(766,667)	-	(766,667)	0.36
		-
Balance, June 30, 2018	815,000	225,000	1,040,000	$0.20

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. Entities are required to adopt ASU 2016-13 using a modified retrospective approach, subject to certain limited exceptions. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard must be adopted on a modified retrospective basis and provides for certain practical expedients. We expect to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our condensed consolidated financial statements, and will begin in the third quarter outlining the necessary steps to implement these changes in the first quarter of 2019.

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

June 30, 2018 and 2017

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

Pursuant to the Release Agreement, as of July 12, 2017, the contingent consideration balance to PhotoMedex totaling $3,579,760 was extinguished. Therefore, the balance at both June 30, 2018 and December 31, 2017 was zero.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued)

The following unaudited condensed pro forma financial information for the six months ended June 30, 2018 and 2017 represent the combined results of the Company’s operations as if the PhotoMedex Acquisition had occurred on January 1, 2017. Excluded from the pro forma net loss and net loss per share amounts for the six months ended June 30, 2017 are one-time acquisition costs of $49,312 attributable to the PhotoMedex Acquisition. These pro forma results are not necessarily indicative of what historical performance would have been had this business combination been effective as of the hypothetical acquisition date, nor should they be interpreted as expectations of future results.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net sales	$7,012,056	$7,950,076	$15,982,862	$19,136,195
Net loss	$(718,569)	$(1,440,680)	$(718,499)	$(1,501,986)
Net loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Weighted average number of common shares basic and diluted	52,417,623	52,075,703	53,379,374	48,093,572

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

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 3 - Business and Asset Acquisitions (continued)

The changes in the Company’s deferred consideration payable due to Ermis Labs, Inc. during the six months ended June 30, 2018:

Balance at December 31, 2017	$1,212,067
Consideration payments	(160,414)
Accretion of interest	47,018
Balance at June 30, 2018-related party	$1,098,671

Current portion	$143,100
Non-current portion	955,571
$1,098,671

For the six months ended June 30, 2018, consideration payments represented the remaining minimum royalty for the calendar year ended December 31, 2017. We did not incur any royalties for sales of products for both the six months ended June 30, 2018 and 2017. Interest expense was approximately $24,000 and $47,000 for the three and six months ended June 30, 2018, respectively, and $0 for both the three months and six months ended June 30,2017.

Note 4 - Commitments and contingencies

We entered a lease from March 2017 through February 2022 related to the office space in Wayne, Pennsylvania. In August 2017, we entered an amendment to expand our space, which increased the monthly base payments. On January 1, 2018, we signed a new lease for our UK office effective through February 2022. The total monthly cost for our UK office is approximately $2,900. In March 2017, our Hong Kong office entered into a lease expiring in March 2018, which was then renewed until February 2022 for our current office space, costing approximately $1,900 a month. Our Israel office lease is for a one-year term ending in April 2018, which was then renewed until April 20, 2019 for approximately $1,900 a month. Rent expense incurred during the three and six months ended June 30, 2018 and 2017 totaled approximately $62,000 and $128,000 and $65,000 and $142,000 respectively.

The schedule below details the future financial obligations under the active leases:

	Remaining
	Six
	Months					Total
	2018	2019	2020	2021	2022	Obligation

Wayne - Corporate HQ	$75,538	$152,492	$154,190	$155,887	$26,028	$564,135

Israel Office	11,400	7,600	-	-	-	19,000

UK Office	17,331	34,663	34,663	34,663	5,777	127,097

Hong Kong Office	11,137	22,275	22,275	22,275	3,713	81,675

Total Lease Obligations	$115,406	$217,030	$211,128	$212,825	$35,518	$791,907

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

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

ICTV denies any liability to Mr. Ransom and is vigorously defending this matter.

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

Other matters

Product Liability Insurance

For certain products, we were (and are) listed as an additional insured party under the product manufacturer’s insurance policy. We purchase our own liability insurance which will expire May 20, 2019. At present, management is not aware of any claims against us for any products sold.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 5 – Intangible Assets

Intangible assets as of June 30, 2018 and December 31, 2017 consists of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value

June 30, 2018
DermaWand® Purchase	5 years	$1,163,816	$(727,451)	$-	$436,365
PhotoMedex Patented/Unpatented Technology	5 years	940,628	(266,509)	-	674,119
PhotoMedex Trademarks	5 years	1,100,000	(311,667)	-	788,333
Total		$3,204,444	$(1,305,627)	$-	$1,898,817

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value

December 31, 2017
Ermis Labs Formulations/ Trademarks	5 years	$1,512,443	$(277,281)	$(1,235,162)	$-
DermaWand® Purchase	5 years	1,163,816	(581,673)	-	582,143
PhotoMedex Patented/Unpatented Technology	5 years	940,628	(172,447)	-	768,181
PhotoMedex Trademarks	5 years	1,100,000	(201,667)	-	893,333
Total		$4,716,887	$(1,233,068)	$(1,235,162)	$2,248,657

Amortization expense was approximately $177,000 and $354,000 and $251,000 and $442,000 for the three and six months ended June 30, 2018 and 2017, respectively, of which approximately $75,000 of amortization expense is included in cost of sales for each of the three and six months ended June 30, 2018 and 2017, and approximately $102,000 and $204,000 is included in general and administrative expenses for the three and six months ended June 30, 2018, and $116,000 and $292,000 is included in general and administrative expenses for the three and six months ended June 30, 2017, respectively. Management evaluates the intangible assets for impairment when there is a triggering event.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 5 – Intangible Asset (continued)

The following table outlines the estimated future amortization expense related to the intangible assets held as of June 30, 2018:

2018 (remaining six months)	$359,000
2019	690,000
2020	408,000
2021	408,000
2022	34,000
Total	$1,899,000

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

As of June 30, 2018, the other liability balance was approximately $595,000 net of the discount for imputed interest of approximately $5,000. For the three and six months ended June 30, 2018 and 2017, we amortized approximately $2,000 and $4,000 and $3,000 and $6,000, respectively, of interest expense related to the discount for imputed interest.

Management evaluates the intangible asset for impairment when there is triggering event and concluded there was no such event at June 30, 2018.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 7 – Long-term Debt to Related Party

On July 15, 2017, the Company entered a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”), a significant shareholder and hence related party, in the principal amount of $2,000,000 with an effective interest rate of 34%. The Note provides that the Company shall make monthly principal and interest payments of $100,000 to the Holder for 30 months through January 2020. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary financial covenants of the Company and customary events of default. The Company is currently in compliance with this Note. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity. The note may not be prepaid, in whole or in part, at any time and from time to time, unless expressly agreed to in writing by the Holder. The total amount of related party interest expense during the three and six months ended June 30, 2018 was approximately $131,000 and $276,000. There was no interest expense during the three and six months ended June 30, 2017.

The balance of the long-term debt as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Total Debt	$1,472,936	$1,797,049
Less: current portion	$(846,243)	$(722,908)
Long-term debt, net	$626,693	$1,074,141

Maturities of long-term debt at June 30, 2018, are as follows:

December 31,
2018	$398,796
2019	976,906
2020	97,234
$1,472,936

Note 8 – Note Payable

On June 22, 2018, ICTV signed a formal 12-month loan agreement with Amazon Lending. The loan was given in the amount of $145,000 and carries an annual interest rate of 9.69%. For both the three and six months ended June 30, 2018, interest expense was de minimis. The loan is paid in twelve equal payments of principal and interest of approximately $13,000. These payments will be automatically deducted from any sales that ICTV generates from Amazon.com. If the sales generated do not sufficiently cover the amount of the monthly payment due, Amazon.com is authorized to charge the Company’s credit card on file. There is no early payoff fee for this loan agreement. In the event of a default by the Company, Amazon Lending has a first lien on any and all assets that are at Amazon warehousing facilities.

Note 9 - Related party transactions

LeoGroup Private Debt Facility L.P. (“LeoGroup”) became a major shareholder as part of the Ermis Labs Asset Acquisition described in Notes 1 and 3. During the six months ended June 30, 2018, approximately $160,000 of payments were made to LeoGroup in connection with the deferred consideration for the Ermis Labs Asset Acquisition.

On July 15, 2017 LeoGroup provided the Company with the $2,000,000 30-month secured promissory note to allow the buyout of the PhotoMedex royalty described in Notes 1 and 7. During the three and six months ended June 30, 2018, $300,000 and $600,000 of payments, respectively, were made on the loan of which approximately $131,000 and $276,000, respectively, were interest expense.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 9 - Related party transactions (continued)

On January 9, 2018, we issued options to purchase 1,050,000 shares of the Company’s common stock to six employees, at an exercise price of $0.3318 per share. Three of those employees were terminated in the second quarter of 2018, resulting in the forfeiture of their options to purchase, in the aggregate, 600,000 shares of common stock. On June 21, 2018, the remaining three employees voluntarily surrendered their options to purchase, in the aggregate, 450,000 shares of common stock, in consideration of a future stock grant. On June 21, 2018, we issued 400,000 shares of common stock to such remaining three employees, Kelvin Claney, CEO, Douglas Crouthers, Interim President and VP of Sales, and Vincent Dargush, VP of Marketing and Operations, at a share price of $0.10 per share, in consideration of the surrender of previously granted options and, in each case, as a share bonus, which was immediately vested, for performance in the second quarter of 2018. Also, on June 21, 2018, we issued 300,000 shares of common stock to Ernest P. Kollias, Jr., CFO, at a share price of $0.10 per share, also as a share bonus, in consideration for performance during the second quarter of 2018. The shares issued on June 21, 2018 are restricted for a period of six months from issuance. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 2, 2018, the Company and Kelvin Claney, the Company’s Chief Executive Officer, entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), for cash consideration of $403,200, or $1.92 per share described in Note 2.

Note 10 –Series A Preferred Stock

On May 1, 2018, the Board of Directors designated 210,000 shares of the Company’s Series A Preferred Stock and authorized the sale of the Series A Preferred Stock to Kelvin Claney, the Company’s Chief Executive Officer. On May 2, 2018, the Board of Directors of the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock with the Nevada Secretary of State.

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

On May 2, 2018, the Company and Kelvin Claney entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of Series A Preferred Stock for cash consideration of $403,200, or $1.92 per share. Issuance costs were de minimis. The redemption value as of June 30, 2018 was approximately $409,000.

The Company evaluated the Series A Preferred Stock issuance for liability or equity classification in accordance with the provisions of ASC 480, “Distinguishing Liabilities from Equity”, and determined that equity treatment was appropriate because the Series A Preferred did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Series A Preferred are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series A Preferred would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that there is no scenario where the holders of equally and more subordinated equity of the entity would not be entitled to also receive the same form of consideration upon the occurrence of the event that gives rise to the redemption.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 11 - Basic and diluted earnings (loss) per share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period and is computed by dividing the earnings attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options and convertible preferred stock. Diluted net income per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

The Company follows the two-class method when computing earnings (loss) per share in periods when issued shares that meet the definition of participating securities are outstanding. The two-class method determines earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The Company’s Series A Preferred Stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders when participating securities are outstanding, losses are not allocated to the participating securities because they have no contractual obligation to share in the losses of the Company. For purposes of calculating diluted earnings per share attributable to common shareholders, stock options and convertible preferred stock are considered common stock equivalents.

As described above, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2018 and 2017 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

Of the outstanding stock options, 5,318,335 were vested and exercisable at an average exercise price of $0.26. The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding stock options	6,358,335	5,378,335	6,358,335	5,378,335
Convertible preferred stock	1,680,000	-	1,680,000	-
	8,038,335	5,378,335	8,038,335	5,378,335

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 12 - Income taxes

The provision for income taxes is approximately $89,000 and $118,000 for the three and six months ended June 30, 2018 and $70,000 for both the three and six months ended June 30, 2017. The effective tax rate for the three and six months ended June 30, 2018 was (14%) and (20%), respectively. The effective tax rate is (5%) and (4%), respectively for the three and six months ended June 30, 2017. The provision reflects an estimated current tax liability associated with the earnings of our foreign subsidiaries.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not updated its Internal Revenue Code Section 382 analysis through June 30, 2018 and has not analyzed the potential impact of its recent equity financing on beneficial ownership. Therefore, no determination has been made whether the net operating loss carry forward of $3,239,000 available prior to the equity financing is subject to the Internal Revenue Code Section 382 limitation.

Note 13 - Segment reporting

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

Information with respect to our operating income (loss) by segment is as follows:

	For the three months ended June 30, 2018					For the three months ended June 30, 2017
	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals
Net sales	$3,915,091	$1,757,629	$580,929	$758,407	$7,012,056	$5,729,838	$436,714	$1,040,250	$743,274	$7,950,076
Cost of sales	894,837	597,594	290,464	436,422	2,219,317	1,761,105	148,483	488,941	393,072	2,791,601
Gross profit	3,020,254	1,160,035	290,465	321,985	4,792,739	3,968,733	288,231	551,309	350,202	5,158,475
Operating expenses:
General and administrative	1,432,642	553,074	182,801	37,968	2,206,485	2,228,029	146,848	254,683	43,711	2,673,271
Selling and marketing	2,106,170	763,379	8,342	167,606	3,045,497	3,541,378	211,710	14,755	86,188	3,854,031
Total operating expense	3,538,812	1,316,453	191,143	205,574	5,251,982	5,769,407	358,558	269,438	129,899	6,527,302
Operating income (loss)	$(518,558)	$(156,418)	$99,322	$116,411	$(459,243)	$(1,800,674)	$(70,327)	$281,871	$220,303	$(1,368,827)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 13 - Segment reporting (continued)

	For the six months ended June 30, 2018					For the six months ended June 30, 2017
	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals
Net sales	$8,922,145	$4,425,575	$1,472,389	$1,162,753	$15,982,862	$12,259,372	$848,431	$1,520,731	$968,661	$15,597,195
Cost of sales	1,682,327	1,504,696	736,194	701,439	4,624,656	3,171,811	559,964	755,735	457,671	4,945,181
Gross profit	7,239,818	2,920,879	736,195	461,314	11,358,206	9,087,561	288,467	764,996	510,990	10,652,014
Operating expenses:
General and administrative	2,601,889	1,181,086	392,947	89,541	4,265,463	4,422,866	280,443	389,898	62,334	5,155,541
Selling and marketing	4,950,924	2,034,294	16,556	345,034	7,346,808	6,612,476	394,046	47,938	189,515	7,243,975
Total operating expense	7,552,813	3,215,381	409,503	434,574	11,612,271	11,035,342	674,489	437,836	251,849	12,399,516
Operating income (loss)	$(312,995)	$(294,502)	326,692	$26,740	$(254,065)	$(1,947,781)	$(386,022)	$327,160	$259,141	$(1,747,502)

Selected balance sheet information by segment is presented in the following table as of:

	June 30, 2018	December 31, 2017
Direct to Consumer	$10,440,573	$11,135,146
Retail	1,090,457	1,696,601
International Third-Party Distributors	239,019	75,854
Airlines and Hong Kong Retail	1,090,722	862,656
	$12,860,771	$13,770,257

Total assets by geographical region as of:

	June 30, 2018	December 31, 2017
United States	$8,314,938	$8,333,129
Hong Kong	653,621	862,656
United Kingdom	2,993,904	3,476,560
Israel	898,308	1,097,912
Total Assets	$12,860,771	$13,770,257

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

(Unaudited)

Note 13 - Segment reporting (continued)

Net sales by geographical region for the three months ended:

	June 30, 2018	June 30, 2017
United States	$4,339,407	$5,776,862
Hong Kong	758,407	639,439
United Kingdom	1,914,242	1,533,775
Israel	-	-
Total Net Sales	$7,012,056	$7,950,076

Net sales by geographical region for the six months ended:

	June 30, 2018	June 30, 2017
United States	$10,233,552	$13,094,759
Hong Kong	1,162,753	968,661
United Kingdom	4,586,557	1,533,775
Israel	-	-
Total Net Sales	$15,982,862	$15,597,195

Note 14 - Subsequent Events

On July 6, 2018, the Company issued a promissory note to Stephen Jarvis, a member of the Board of Directors, for a 60-day interest free loan of $100,000 from Mr. Jarvis. This loan is to be repaid to the lender within 60 days of receipt. If the loan is not paid within 30 days of the due date, it will be considered in default and the note will bear an 18% interest rate until paid.

On July 9, 2018, the Board of Directors authorized the issuance of Common Stock to Phillip Solomon for the replacement of surrendered stock options. On November 30, 2017, Philip Solomon was granted 250,000 stock options. Mr. Solomon surrendered these options in consideration of 50,000 shares of the Company’s Common Stock. The fair value of the shares was the closing price on July 9, 2018, which was $0.10. On July 9, 2018 the Board of Directors also approved a grant to Mr. Solomon of an additional 50,000 shares of the Company’s Common Stock at a share price of $0.10 per share as a share bonus in consideration for performance during the third quarter of 2018.

On July 12, 2018, the Company formed a wholly owned Canadian Entity under the Canada Business Corporations Act. ICTV’s Canadian Entity is incorporated under the name of ICTV Brands Canada, Inc.

On July 16, 2018, the Board of Directors authorized an amendment to the prior issuance of stock options granted to Tracey Kidd, consultant, on June 21, 2018. The consulting agreement was revised to provide an increase in the total options from 300,000 to 400,000. The additional 100,000 stock options will be issued at an exercise price equal to the average closing price of the Company’s common stock over the ten trading days prior to the date of grant, which is deemed to be the fair market value of the Company’s common stock as of the date of grant. 50,000 of the additional 100,000 stock options vest immediately upon grant. The remaining 50,000 stock options will vest one year after the date of grant.

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

On January 23, 2017, we acquired several new brands, related intellectual property, inventory and other assets and have begun marketing and selling the following new products. See Note 3 - Business and Asset Acquisitions, to our financial statements for more information about the PhotoMedex and Ermis Labs acquisitions:

●	no!no!® Hair, a home use hair removal device;
●	no!no!® Skin, a home use device that uses light and heat to calm inflammation and kill bacteria in pores to treat acne;
●	no!no!® Face Trainer, a home use mask that supports a series of facial exercises;
●	no!no!® Glow, a home use device that uses light and heat energy to treat skin;
●	Made Ya Look, a heated eyelash curler;
●	no!no!® Smooth Skin Care, an array of skin care products developed to work with the devices to improve the treated skin;
●	Kyrobak®, a home use device for the treatment of non-specific lower back pain; and
●	ClearTouch®, a home use device for the safe and efficient treatment of nail fungus

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

Results of Operations

The following discussion compares operations for the three and six months ended June 30, 2018 with the three and six months ended June 30, 2017.

Net Sales

Our net sales decreased by approximately $938,000 to approximately $7,012,000 for the three months ended June 30, 2018 from approximately $7,950,000 the three months ended June 30, 2017, and increased by approximately $386,000 to approximately $15,983,000 for the six months ended June 30, 2018 from approximately $15,597,000 for the six months ended June 30, 2017.

Our direct to consumer segment consists of direct response television (“DRTV”), live home shopping, and e-commerce sales, and is summarized below for the three and six months ended June 30, 2018 and 2017:

Net sales for the direct to consumer segment for the three months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017	Increase (Decrease)
DRTV	$3,140,000	$4,047,000	$(907,000)
Live Home Shopping	388,000	757,000	(369,000)
E-commerce	387,000	926,000	(539,000)
Total Direct to Consumer	$3,915,000	$5,730,000	$(1,815,000)

Our total direct to consumer segment decreased by $1,815,000 for the three months ended June 30, 2018 due to the decrease in DRTV of $907,000, live home shopping of $369,000, and E-Commerce of $539,000. Beginning in the second quarter of 2018, we decreased media expenditures, which in turn resulted in a decrease of our direct to consumer sales. Live home shopping was down in the second quarter due to a reduction in sales for The Shopping Channel from $416,000 for the three months ended June 30, 2017 to $0 sales for the three months ended June 30, 2018. Retail sales increased by approximately $1,321,000 for the three months ended June 30, 2018 from continued expansion in both the US and UK brick and mortar stores. International sales decreased by approximately $459,000 from approximately $1,040,000 for the three months ended June 30, 2017 to approximately $581,000 for the three months ended June 30, 2018 due to a decrease in sales in China. Airlines and Hong Kong retail increased by approximately $15,000 for the three months ended June 30, 2018 due to increased sales in airlines.

Net sales for the direct to consumer segment for the six months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017	Increase (Decrease)
DRTV	$6,936,000	$7,332,000	$(396,000)
Live Home Shopping	1,104,000	2,695,000	(1,591,000)
E-commerce	882,000	2,232,000	(1,350,000)
Total Direct to Consumer	$8,922,000	$12,259,000	$(3,337,000)

For the six months ended June 30, 2018, total direct to consumer sales decreased from $12,259,000 largely due to the decrease in live home shopping of $1,591,000. Overall direct to consumer sales decreased due to the reduction in the second quarter of media expenses, which will result in lower sales. Live home shopping also decreased due to a reduction in sales from TSC The Shopping Channel of $750,000.

Gross Profit

For the three months ended June 30, 2018, the Company’s gross profit decreased by approximately $366,000 from approximately $5,158,000 to approximately $4,793,000 due to the decrease in sales from approximately $7,950,000 for the three months ended June 30, 2017 to approximately $7,012,000 for the three months ended June 30, 2018. For this same period, the gross profit percentage increased from 65% to 68%, respectively. The increase in gross profit percentage was due to the decrease in the percentage of returns from 18% for the three months ended June 30, 2017 to 14% for the three months ended June 30, 2018. During the three months ended June 30, 2017, there were approximately $400,000 of returns for sales that were previously recognized by PhotoMedex.

For the six months ended June 30, 2018, the Company’s gross profit increased by approximately $706,000 from approximately $10,652,000 to approximately $11,358,000 due to the increase in sales from approximately $15,597,000 for the six months ended June 30, 2017 to approximately $15,983,000 for the six months ended June 30, 2018. For this same period, the gross profit percentage increased from 68% to 71%, respectively. The gross profit percentage resulted from an increase in net sales due to a decrease of returns of approximately $921,000. For the six months ended June 30, 2017, there was approximately $1,000,000 of returns that reduced gross profit for sales that were previously recognized by PhotoMedex.

Operating Expenses

Three Months Ended June 30, 2018 and 2017

The total operating expenses decreased by approximately $1,275,000 from approximately $6,527,000 for the three months ended June 30, 2017 to approximately $5,252,000 for the three months ended June 30, 2018.

The General and Administrative expenses for the three months ended June 30, 2018 and 2017 are summarized as follows:

	June 30, 2018	June 30, 2017	Increase (Decrease)
General and Administrative:
Payroll and Related Expenses	$734,814	$661,050	$73,764
Stock Based Compensation	149,345	77,100	72,245
Professional Fees	500,343	298,550	201,793
Consulting	57,918	262,712	(204,794)
Bad Debts	293,108	334,161	(41,053)
Office Expenses	5,192	154,072	(148,880)
Depreciation and Amortization	161,225	225,226	(64,001)
Rent	61,616	65,267	(3,651)
Insurance	104,820	136,670	(31,850)
Exchange Gain or Loss	30,210	27,378	2,832
Travel	54,720	95,468	(40,748)
Other General and Administrative	53,174	335,617	(282,443)
Total General and Administrative	$2,206,485	$2,673,271	$(466,786)

Total General and Administrative expenses decreased by approximately $467,000 from approximately $2,673,000 for the three months ended June 30, 2017 to approximately $2,206,000 for the three months ended June 30, 2018.

Professional fees increased by approximately $202,000. This increase is due to added fees incurred in the second quarter for the completion of the year-end audit, partially due to the additional work related to the Hong Kong, UK, and Israel entities.

Consulting expenses decreased by approximately $205,000. This decrease is mainly due to the reduction in spending with KPI Direct, LLC, consultants, as some of these services were no longer necessary, and others were brought in house.

Office expenses decreased by approximately $149,000. This decrease is a result in the decrease in postage and overall general office expenditures as the Company continues to analyze the needs of the Company and make the necessary cutbacks.

Other General and Administrative expenses decreased by approximately $282,000 from approximately $336,000 for the three months ended June 30, 2017 to $53,000 for the three months ended June 30, 2018. This decrease is due primarily to a reduction in outside service in the UK entity that were recorded in general and administrative costs during the three months ended June 30,2017.

The Selling and Marketing expenses for the three months ended June 30, 2018 and 2017 are summarized as follows:

	June 30, 2018	June 30, 2017	Increase (Decrease)
Selling and Marketing:
Answering Service	$92,734	$133,336	$(40,602)
Customer Service	248,852	188,897	59,955
Merchant Fees	54,839	128,017	(73,178)
Internet Marketing	851,383	1,243,196	(391,813)
Media	1,481,194	1,833,681	(352,487)
Retail Advertising	10,464	99,311	(88,847)
Other Marketing	306,031	227,593	78,438
Total Selling and Marketing	$3,045,497	$3,854,031	$(808,534)

Total Selling and Marketing expenses decreased by approximately $808,000.This decrease is due to the reduction in media resulting in a decrease of approximately $352,000. Beginning in the second quarter media costs have been reduced in order to help meet the cash demands of the Company. Internet marketing decreased by approximately $392,000 due to the decrease in Facebook and Quantcast spending.

Six Months Ended June 30, 2018 and 2017

Total operating expenses decreased to approximately $11,612,000 for the six months ended June 30, 2018 from approximately $12,400,000 for the six months ended June 30, 2017, a decrease of approximately $788,000

General and Administrative expenses for the six months ended June 30, 2018 and 2017 are summarized below:

	June 30, 2018	June 30, 2017	Increase (Decrease)
General and Administrative:
Payroll and Related Expenses	$1,469,959	$1,459,702	$10,257
Stock Based Compensation	179,690	495,058	(315,368)
Professional Fees	627,190	500.841	126.349
Consulting	131,279	477,588	(346,309)
Bad Debts	687,612	653,491	34,121
Office Expenses	55,112	264,559	(209,447)
Depreciation and Amortization	321,673	374,351	(52,678)
Rent	127,586	141,848	(14,262)
Insurance	241,221	237,275	3,946
Exchange Gain or Loss	134,693	33,261	101,432
Travel	126,730	183,007	(56,277)
Other General and Administrative	162,718	334,560	(171,842)
Total General and Administrative	$4,265,463	$5,155,541	$(890,078)

Payroll and related expenses increased by approximately $10,000. Several positions were eliminated during the second quarter of 2018, but the cost reductions will begin to impact the results in the third quarter 2018.

Share based compensation decreased by approximately $315,000. This decrease was due to the decrease in value for the stock issuances to executives in the three months ended March 31, 2017 compared to the stock issuances in June, 2018. During the three months ended June 30, 2018, several employees were granted stock options while several terminated employees that had options were forfeited during this same period. This resulted in a decrease in stock option expense for this period.

Consulting fees decreased approximately $346,000. This reduction is due to a decrease in consulting fees with KPI Direct, LLC, consultants, and Conversion Systems, consultants, whose services were used more in 2017 due to the PhotoMedex acquisition.

Bad debt expense increased by approximately $34,000 for the six months ended June 30, 2018 over the prior six months ended June 30, 2017. This increase is in line with the increase in net sales.

Exchange gain or loss increases by approximately $101,000 for the six months ended June 30, 2018 over the prior six months ended June 30, 2017. This increase is due to currency exchange differences primarily in the UK based on payments and collections in different currencies.

Selling and Marketing expenses for the six months ended June 30, 2018 and 2017 are summarized below:

	June 30, 2018	June 30, 2017	Increase (Decrease)
Selling and Marketing:
Answering Service	$304,827	$380,494	$(75,667)
Customer Service	482,024	361,235	120,789
Merchant Fees	180,298	241,527	(61,229)
Internet Marketing	1,890,310	2,089,587	(199,277)
Media	3,747,170	3,465,392	281,778
Retail Advertising	50,852	112,471	(61,619)
Other Marketing	691,327	593,269	98,058
Total Selling and Marketing	$7,346,808	$7,243,975	$102,833

Media costs increased by approximately $282,000. Media costs were increased in order to increase the direct to consumer sales during the first quarter. Internet marketing decreased by approximately $199,000 due to decrease spending with Facebook. Merchant fees decreased by approximately $62,000 due to the decrease in direct to consumer sales. Other marketing expenses increased by approximately $98,000 due to retail promotions in the UK. In addition, customer service increased by approximately $121,000 over prior year due to the addition of Hong Kong and the UK entities.

Net Loss

We generated a net loss of approximately $718,000 for both the three and six months ended June 30, 2018, compared to a net loss of approximately $1,441,000 and $1,808,000 for the three and six months ended June 30, 2017, respectively. Interest expense for the three and six months ended June 30, 2018 totaled approximately $149,000 and $324,000 as compared with approximately $2,000 and $51,000 for the three and six months ended June 30, 2017, primarily due to the long-term note secured with the LeoGroup Private Access, LLC, a significant shareholder hence a related party, in July 2017. During the three and six months ended June 30, 2018, we recorded a tax provision of approximately $89,000 and $118,000, respectively based on the net loss in our UK entity compared to $70,000 for both the three and six months ended June 30, 2017.

Liquidity and Capital Resources

At June 30, 2018, we had approximately $1,812,000 in cash and cash equivalents compared to approximately $1,258,000 at December 31, 2017. Cash flow provided by operating activities was approximately $704,000 for the six months ended June 30, 2018 compared to cash flow used in operating activities of approximately $885,000 for the same period in 2017. The fluctuation was primarily a result of a decrease of approximately $633,000 in accounts receivable due to the decrease in sales, and accounts payable of approximately $224,000 due to reduced spending, as well as an increase in prepaid expenses of approximately $641,000. The increase was also a result in the decrease in the net loss recorded by the Company.

Cash flow used in investing activities was approximately $52,000 for the six months ended June 30, 2018 compared to cash flow used in investing activities for the period in 2017 of approximately $5,127,000. During 2018, we paid approximately $52,000 for capital expenditures.

Cash flow used in financing activities was approximately $86,000 for the six months ended June 30, 2018 compared to cash provided by financing activities of approximately $6,874,000 for the same period in 2017. We used $150,000 to pay-down the liability in connection with the DermaWandTM asset purchase agreement during the six months ended June 30, 2018 and made principal payments of approximately $324,000 toward the long-term debt to related party, LeoGroup Private Access, LLC. We also made payments of approximately $160,000 during the six months ended June 30, 2018 to satisfy our 2017 minimum royalty payment for deferred considerations related to the Ermis Lab acquisition. This was offset by proceeds of $145,000 from the note payable from Amazon, and $403,000 for the issuance of preferred stock.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net loss of approximately $718,000 for the six months ended June 30, 2018 and generated positive cash flows from operating activities of approximately $704,000. In addition, we have an accumulated deficit of approximately $17,623,000 as of June 30, 2018. We had working capital of approximately $2,503,000 at June 30, 2018 compared to approximately $2,985,000 at December 31, 2017. Additional financing will be required for the Company to successfully implement its long-term growth strategy. There can be no assurance that additional financing can be obtained on terms acceptable to the Company.

To increase profitability throughout 2018 and maintain sufficient cash flow and liquidity, we have taken measures to reduce expenses and restructure operations. Beginning April 1, 2018, our CEO has taken a $100,000 temporary reduction in his base pay. During the second quarter, we have also eliminated the marketing department, as well as inside legal counsel. The cost benefit of these reductions will be in quarter three. In addition, we have reduced media expenses and internet marketing costs. We will continue throughout the year to monitor cash spending, analyze all expenditures, and make reductions where necessary until other financing.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is currently being addressed. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Matters Relating to our Board of Directors and Management

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

Corporate Secretary

On April 18, 2018, the Board appointed our Chief Financial Officer, Ernest P. Kollias, Jr., to replace John Carrino, former in-house counsel, as our corporate secretary.

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

On June 21, 2018, the Board of Directors appointed Douglas M. Crouthers, as interim President, to serve as such until such time as the Company’s Board of Directors determines his position as President to be permanent. Mr. Crouthers is currently our Vice President of Sales and will retain that title while he serves as interim President. Mr. Crouthers current salary and incentive compensation will not change during his term, as interim President.

Mr. Crouthers joined the Company in June 2014, as Vice President of Sales. Mr. Crouthers has more than 20 years of experience in the direct response, direct to consumer and direct to retail industry. He has held senior executive positions with some of the industry’s leading companies. Prior to joining the Company, Mr. Crouthers was Vice President of Sales for Applied Perceptions, LLC, a world-class call center, from June 2013 until June 2014, where he managed all aspects of onboarding and training for new customer service and sales agents. From April 2011 until June 2013, Mr. Crouthers served as Director of Business Development for Monarch, Inc., a television media agency, where he created and maintained key account business partnerships, analyzing and strategizing with clients on advertising campaigns.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Apart from the adoption of ASU 2014-09 (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report), there have been no changes to our critical accounting policies and estimates in the six months ended June 30, 2018. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2017, as filed with the Commission with our Annual Report form 10-K filed on May 31, 2018.

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

We carried out an evaluation as of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

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

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2018:

ERP System Implementation

Our operations expanded significantly primarily due to the PhotoMedex and Ermis Labs acquisitions occurring in January 2017. As a result, we had not been able to establish the proper accounting and financial reporting oversight of such increased activity. The lack of a fully implemented enterprise resource planning system (“ERP”) contributed to the situation. During the fourth quarter of 2017, we implemented an ERP system; however, issues related to the implementation of the ERP system resulted in a delay in the financial statement close process, such as execution of certain financial statement controls, including timely account reconciliations, analysis and reviews, that had not operated as intended for all financial statement accounts. Due to the unanticipated delay, the ERP system implementation resulted in business and operational interruptions and have resulted in a material weakness in the financial statement close process as of December 31, 2017 and June 30, 2018. The system has been implemented, and policies and procedures have begun to be put in place to ensure timely and accurate financial statements for 2018. The system was used for all reporting and reconciliations for the six months ended June 30, 2018.

Inventory

During the third and fourth quarter of 2017, an internal control material weakness surrounding the Company’s inventory accounts was noted. The material weakness was the result of substantial reliance on manual reporting processes and spreadsheets, in connection with the inventory acquired from PhotoMedex, which was external to the Company’s accounting system. Inventory acquired from PhotoMedex was accounted for by using a manual Excel spreadsheet, which did not properly account for inventory transferred to our primary warehouse and distribution center during the six months ended June 30, 2017, resulting in quantities being recorded twice and overstating the consolidated inventory balance. There were also insufficient physical count processes and insufficient compensating detective controls in place to identify the error. Management discovered the overstatement during the three months ended September 30, 2017 and immediately restated its second quarter 2017 financial statements. These factors resulted in a material weakness in our inventory controls and procedures. The material weakness was still present at December 31, 2017 and June 30, 2018 due to delays in the implementation process of our ERP system.

Implementation and Adoption of New Accounting Standard, ASC 606

As of January 1, 2018, the Company has adopted ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers as well as requires substantial additional financial statement disclosures. The Company was required to adopt the new standard effective January 1, 2018. We have performed a detailed review of our revenue arrangements which consist primarily of product sales based on the guidance in the standard. Based on our review completed in June 2018 of the interpretive guidance that has been issued, there was not a material impact on our consolidated financial statements. We have begun the implementation of changes to our financial reporting processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. As a result, we have identified this as a material weakness.

Technical Accounting

When recording complex or non-routine transactions, such as those involving the Company’s Series A Preferred Stock and the modification to previously issued stock options, the Company did not maintain sufficient technical resources with an appropriate level of experience and training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the nature and complexity of financial reporting requirements to ensure transactions are appropriately accounted for in a timely manner.

As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis. We believe, based upon our initial assessment, that the uncertainty of the extent to which the lack of controls, policies, and procedures impact our financial reporting process presents itself as a material weakness.

Income Tax Study

With the acquisition of PhotoMedex in January of 2017, we have experienced material changes in our operations, in particular expanding our operations with foreign subsidiaries. Although we have currently engaged a third-party tax consultant to ensure tax compliance, we have not yet formalized our analysis and policies to address potential foreign tax exposures, specifically in the form of a transfer price study. The Company also experienced a significant change in ownership as a result of a private placement of common stock that occurred in January 2017. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. As of June 30, 2018, we have not updated our analysis and have not yet analyzed the potential impact of our recent equity financing on beneficial ownership. There has been no determination if the net operating loss carryforward of approximately $3,239,000, available prior to the equity financing, is subject to the Internal Revenue Code Section 382 limitation. These studies are currently ongoing, and a determination will be made upon completion. As a result, we have identified this as a material weakness.

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

Planned Remediation of Material Weaknesses in Internal Controls of our Financial Reporting

ERP

As noted above, we began to implement our ERP system on October 1, 2017. We have hired qualified team members and engaged external resources with significant prior experience with systems similar to our ERP system to provide additional capacity, analytical and functional capabilities, and cross-training. We plan to implement business process improvements that are anticipated to both strengthen controls governing management review and approvals and enable a more efficient and effective month end close. While the implementation process has caused unanticipated delays in our financial reporting, when fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weakness we have identified and strengthen our internal controls over financial reporting. During first quarter 2018, progress has been made regarding the implementation of the ERP system. As of May 31, 2018, the accounting functions in the system are fully functioning, and all financial reporting and reconciliations are being completed in the new system. We continue to evaluate the business needs of the system and establish the policies and procedures that will allows to utilize the system to its fullest potential.

Inventory

To remediate the Company’s material weakness surrounding its inventory accounts, we have implemented an ERP system and integrated accounting software that began to be implemented on October 1, 2017. Upon full implementation it is intended to eliminate the manual process controls currently in place that allowed the error to occur in the second quarter 2017. The new system, when fully implemented, will allow for real time tracking of inventory balances, greatly increasing controls around the balances on hand at any given time. This will allow us to reconcile our inventory to the third-party warehouse reports on a regular basis. As of June 30, 2018, all USA PhotoMedex finished devices inventory reside in our primary warehouse and distribution center, which now conducts pre-counts of inventory before each quarter end, as well as a year-end wall to wall inventory count, eliminating the likelihood and/or material impact of such an error reoccurring.

Revenue Recognition

To remediate the Company’s material weakness surrounding its financial reporting, the Company’s management has hired an experienced third-party accounting firm during the quarter ending December 31, 2017 to guide management in the gathering of data, review and implementation of ASC 606. The unanticipated delays caused by the ERP implementation also led to delays in completing the revenue recognition evaluation and implementation. Management intends to invest whatever time is necessary from both management and Company staff in order to work with the third-party accounting firm to ensure proper implementation of ASC 606. As of June 30, 2018, the Company fully adopted the standard, and management has begun to design controls to be put in place to adhere to this standard.

Technical Accounting

To effectively remediate this material weakness, the Company will seek sufficient third-party technical resources with an appropriate level of experience and training to assist with the accounting of complex, non-routine transactions in a timely manner. The Company has also engaged a third-party equity management software company to administer the Company’s stock options, stock grants, and all other stock related transactions, which we expect will be implemented in the third quarter. This third-party equity management software will assist the Company to more accurately and timely address stock option transactions.

Income Tax

Management intends to complete these studies during 2018 so as to reflect the results in our 2017 tax returns for each respective operation, both domestic and foreign, which will resolve the material weakness. As of June 30, 2018, a Statement of Work has been initiated to complete this study.

Technology Controls

As part of our remediation efforts, we are currently utilizing a third-party IT firm for normal processes and support. In addition to this third-party IT support, the Company has formally engaged ADEM Solutions in order to address the deficiencies and weaknesses. ADEM Solutions has been utilized to perform an assessment of our current information and technology environment and has prepared an action plan designed to resolve the Company’s material weakness by June 30, 2018 which includes implementation of Microsoft’s Office 365 suite includes Exchange Online, which is a hosted messaging application that provides organizations with access to the full-featured version of Exchange Server. It includes access to email, calendars, contacts and tasks for any endpoint device. We also implemented departmental and individual permissions for the shared drive on the file server. Lastly, reports regarding security concerns are now being generated and reviewed on a weekly basis. These controls will be reassessed to ensure there are no further deficiencies.

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

Along with the foregoing remediation actions and the changes described in the previous section, the Company adopted ASU 2014-09 (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report) effective January 1, 2018, and is in the process of implementing controls for financial reporting surrounding the implementation ASC 606.

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

ICTV denies any liability to Mr. Ransom and intends to vigorously defend this matter. Our motion to dismiss is currently pending before the court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 9, 2018, we issued options to purchase 1,050,000 shares of the Company’s common stock to six employees, at an exercise price of $0.3318 per share. Three of those employees, Richard Ransom, John Carrino and Nicole Kearney, were terminated in the second quarter of 2018, resulting in the forfeiture of their options to purchase, in the aggregate, 600,000 shares of common stock. On June 21, 2018 the remaining three employees, Kelvin Claney, CFO, Douglas Crouthers, Interim President and VP of Sales, and Vincent Dargush, VP of Marketing and Operations, each of whom remain employed with the Company, voluntarily surrendered their options to purchase, in the aggregate, 450,000 shares of common stock, in consideration of a future stock grant described below. The issuance of such options was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

On June 21, 2018, we issued 200,000 shares of common stock to Kelvin Claney, 100,000 shares of common stock to Douglas Crouthers, and 100,000 shares of common stock to Vincent Dargush, at a share price of $0.10 per share, and in each case, as a share bonus, which was immediately vested, as well as in consideration of the surrender of previously granted options (described above) for performance during the second quarter of 2018. Also, on June 21, 2018, we issued 300,000 shares of common stock to Ernest P. Kollias, Jr., CFO, at a share price of $0.10 per share, as a share bonus in consideration for performance during the second quarter of 2018, which was immediately vested. The stock price on the date of issuance to Mr. Claney, Mr. Crouthers, Mr. Dargush and Mr. Kollias was $0.10 per share, and are restricted for a period of six months from issuance. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

On July 9, 2018, the Board of Directors authorized the issuance of Common Stock to Phillip Solomon for the replacement of stock options. On November 30, 2017, Philip Solomon was granted 250,000 stock options. Mr. Solomon surrendered these options in consideration of 50,000 shares of the Company’s Common Stock. On July 9, 2018, the Board of Directors also approved a grant to Mr. Solomon of an additional 50,000 shares of the Company’s Common Stock at a share price of $0.10 per share as a share bonus in consideration for performance during the third quarter of 2018.

On July 16, 2018, the Board of Directors authorized an amendment to the prior issuance of stock options granted to Tracey Kidd on June 21, 2018. The consulting agreement is being revised to provide an increase in the total options from 300,000 to 400,000. The additional 100,000 stock options will be issued at an exercise price equal to the average closing price of the Company’s common stock over the ten trading days prior to the date of grant, which is deemed to be the fair market value of the Company’s common stock as of the date of grant. 50,000 of the additional 100,000 stock options vest immediately upon grant. The remaining 50,000 stock options will vest one year after the date of grant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Share and Option Purchase Agreement	Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

3.3	First Amendment to Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

4.1	Specimen certificate evidencing the common stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001

4.2	Promissory Note, dated July 15, 2017, issued by ICTV Brands Inc. in favor of LeoGroup Private Investment Access, LLC in the principal amount of $2,000,000	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2017

4.3	Promissory Note, dated July 6, 2018, issued by ICTV Brands Inc. in favor of Stephen Jarvis, in the principal amount of $100,000	Filed herewith

4.4	Certificate of Designation of the Series A Preferred Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2018

10.1	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2, filed with the Securities and Exchange Commission on October 3, 2001.

10.2	2011 Incentive Stock Option Plan	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 14, 2017

10.3	Asset Purchase Agreement, dated March 6, 2018, by and among Therma Bright Inc., ICTV Brands UK Limited, ICTV Brands HK Limited, ICTV Brands Israel Ltd and ICTV Brands Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018

10.4	Transition Services Agreement, dated March 6, 2018, by and between ICTV Brands Inc. and Therma Bright Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018.

10.5	Patent and Trademark Pledge Agreement, dated March 6, 2018, by and between Therma Bright Inc. and ICTV Brands Inc.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018

10.6	Sales Representative Agreement, dated March 6, 2018, by and between Therma Bright Inc. and ICTV Brands Inc.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018

10.7	Subscription Agreement, dated, May 2, 2018, between ICTV Brands Inc, and Kelvin Claney	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

99.1	Resignation Letter of Diana Pessin	Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2018

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBEL Taxonomy Extension Dedinition Linkbase Document	*

101.LAB	XBRL Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

ICTV BRANDS INC.
Registrant

Date: August 22, 2018	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: August 22, 2018	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer

