Form 10-Q
period 2018-09-30
ICTV Brands Inc.
filed 2018-11-19
CIK 1076522

United states

Securities and exchange commission

WashingTON, d.c. 20549

Form 10-Q

Mark One

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2018, the Issuer had 53,140,700 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$582,697	$1,258,360
Accounts receivable, net of allowances for returns and doubtful accounts of $869,162 and $913,303 respectively	2,208,095	3,576,376
Inventories	5,740,357	5,631,857
Prepaid expenses and other current assets	649,146	167,914
Total current assets	9,180,295	10,634,507

Property and equipment, net	766,566	887,093
Intangible assets, net	1,723,512	2,248,657

Total assets	$11,670,373	$13,770,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,633,873	$5,911,778
Long-term debt to related party	916,145	722,908
Notes payable	426,130	-
Deferred revenue	345,664	403,844
Deferred consideration due to related party	86,392	241,379
Other liabilities- net of discount	293,620	369,563
Total current liabilities	7,701,824	7,649,472

Long-term debt to related party, net of current portion	373,095	1,074,141
Notes payable, net of current portion	107,580	-
Deferred revenue – long term	158,726	194,534
Deferred consideration - due to related party, net of current portion	1,035,788	970,688
Other liabilities – long term, net of discount	228,040	371,149

Total long term liabilities	1,903,229	2,610,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, of which 210,000 shares designated as Series A, 210,000 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively (Liquidation Preference of $416,632 as of September 30, 2018)	210	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,140,700 and 52,340,700 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	42,930	42,130
Additional paid-in capital	20,886,637	20,198,137
Accumulated other comprehensive income	52,548	174,875
Accumulated deficit	(18,917,005)	(16,904,869)

Total shareholders’ equity	2,065,320	3,510,273

Total liabilities and shareholders’ equity	$11,670,373	$13,770,257

See accompanying notes to condensed consolidated financial statements

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
NET SALES	$5,483,909	$7,559,754	$21,466,771	$23,156,949

COST OF SALES	1,956,153	3,049,989	6,580,809	7,995,170

GROSS PROFIT	3,527,756	4,509,765	14,885,962	15,161,779

OPERATING EXPENSES:
General and administrative	1,680,338	2,488,376	5,945,801	7,643,917
Selling and marketing	2,916,372	4,102,346	10,263,180	11,346,321
Total operating expenses	4,596,710	6,590,722	16,208,981	18,990,238

OPERATING LOSS	(1,068,954)	(2,080,957)	(1,323,019)	(3,828,459)

OTHER INCOME/(EXPENSE), NET
Interest expense	(189,413)	(164,377)	(513,290)	(215,147)
Miscellaneous (expense)/income, net, including gain on settlement of contingent consideration in 2017	(4,326)	1,970,753	(26,883)	2,030,727

LOSS BEFORE PROVISION FOR INCOME TAX	(1,262,693)	(274,581)	(1,863,192)	(2,012,879)

PROVISION FOR INCOME TAXES	30,944	112,277	148,944	182,277

NET LOSS	$(1,293,637)	$(386,858)	$(2,012,136)	$(2,195,156)

OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(21,036)	112,223	(122,327)	208,924

COMPREHENSIVE LOSS	$(1,314,673)	$(274,635)	$(2,134,463)	$(1,986,232)

NET LOSS PER SHARE
BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	53,132,004	52,321,826	52,633,008	49,518,478

See accompanying notes to condensed consolidated financial statements

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other
	$0.001 par value		$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Totals
Balance at January 1, 2018	-	$-	52,340,700	$42,130	$20,198,137	$174,875	$(16,904,869)	$3,510,273

Share based compensation	-	-	-	-	30,345	-	-	30,345

Foreign currency translation adjustment	-	-	-	-	-	83,847	-	83,847

Net income	-	-	-	-	-	-	70	70

March 31, 2018	-	-	52,340,700	42,130	20,228,482	258,722	(16,904,799)	3,624,535

Share based compensation	-	-	700,000	700	148,645	-	-	149,345

Issuance of preferred stock	210,000	210	-	-	402,990	-	-	403,200

Foreign currency translation adjustment	-	-	-	-	-	(185,138)	-	(185,138)

Net loss	-	-	-	-	-	-	(718,569)	(718,569)

June 30, 2018	210,000	210	53,040,700	42,830	20,780,117	73,584	(17,623,368)	(3,273,373)

Share based compensation	-	-	100,000	100	106,520	-	-	106,620

Foreign currency translation adjustment	-	-	-	-	-	(21,036)	-	(21,036)

Net loss	-	-	-	-	-	-	(1,293,637)	(1,293,637)

Balance at September 30, 2018	210,000	$210	53,140,700	$42,930	$20,886,637	$52,548	$(18,917,005)	$2,065,320

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other
	$0.001 par value		$0.001 par value		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Totals
Balance at January 1, 2017	-	$-	28,343,007	$18,132	$11,546,804	$-	$(10,276,478)	$1,288,458

Share based compensation	-	-	-	-	81,959	-	-	81,959

Issuance of stock for asset purchase	-	-	2,500,000	2,500	847,500	-	-	850,000

Issuance of stock, net of offering costs of $17,070	-	-	20,588,243	20,588	6,962,342	-	-	6,982,930

Issuance of stock for compensation	-	-	600,000	600	335,400	-	-	336,000

Cashless exercise of options	-	-	22,475	23	(23)	-	-	-

Other comprehensive loss	-	-	-	-	-	(5,417)	-	(5,417)

Net loss	-	-	-	-	-	-	(367,618)	(367,618)

March 31, 2017	-	-	52,053,725	41,843	19,773,982	(5,417)	(10,644,096)	9,166,312

Share based compensation	-	-	-	-	77,099	-	-	77,099

Exercise of options	-	-	250,000	250	55,309		-	55,559

Other comprehensive income	-	-	-	-	-	102,118	-	102,118

Net loss	-	-	-	-	-	-	(1,440,680)	(1,440,680)

June 30, 2017	-	-	52,303,725	42,093	19,906,390	96,701	(12,084,776)	7,960,408

Share based compensation	-	-	-	-	64,287	-	-	64,287

Cashless exercise of options	-	-	20,307	20	(20)	-	-	-

Other comprehensive income	-	-	-	-	-	112,223	-	112,223

Net loss	-	-	-	-	-	-	(386,858)	(386,858)

September 30, 2017	-	$-	52,324,032	$42,113	$19,970,657	$208,924	$(12,471,634)	$7,750,060

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,012,136)	$(2,195,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	702,236	820,792
Bad debt expense	923,559	903,710
Share based compensation	286,310	223,345
Issuance of stock for compensation	-	336,000
Change in fair value of contingent consideration	-	(48,035)
Loss on disposal of property and equipment	-	6,197
Non cash interest expense	76,475	105,459
Gain on settlement of contingent consideration	-	(1,969,245)
Change in assets and liabilities
Accounts receivable	530,634	(4,113,466)
Inventories	(196,555)	922,503
Prepaid expenses and other current assets	(493,843)	114,171
Accounts payable and accrued liabilities	(69,192)	3,025,709
Deferred revenue	(94,249)	(178,553)
Net cash used in operating activities	(346,761)	(2,046,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56,592)	(171,196)
Cash paid for acquisition of PhotoMedex, Inc.	-	(5,000,000)
Net cash used in investing activities	(56,592)	(5,171,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of DermaWand® asset purchase agreement	(225,000)	(150,000)
Proceeds from issuance of common stock, net of offering costs	-	6,982,930
Proceeds from exercise of options	-	55,559
Proceeds from note payable- Amazon	145,000	-
Proceeds from note payable from related party	100,000	-
Repayments of note payable to Amazon	(10,008)
Repayments of long-term debt to related party	(507,809)	(87,441)
Payments of deferred consideration for asset acquisition	(160,414)	(14,583)
Proceeds from issuance of preferred stock	403,200	-
Proceeds from long-term debt to related party	-	2,000,000
Settlement payment made for PhotoMedex Acquisition	-	(2,000,000)
Net cash (used in) provided by financing activities	(255,031)	6,786,465

Effect of exchange rates on cash and cash equivalents	(17,279)	1,683

NET DECREASE IN CASH AND CASH EQUIVALENTS	(675,663)	(429,617)

CASH AND CASH EQUIVALENTS, beginning of the period	1,258,360	1,390,641

CASH AND CASH EQUIVALENTS, end of the period	$582,697	$961,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$394,797	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Cashless exercise of options	$-	$43
Conversion of accounts payable to note payable	$298,716	-

Acquisition of PhotoMedex on January 23, 2017
Fair value of assets acquired	$-	$9,198,043
Fair value of deferred consideration	-	(4,198,043)
Cash paid for acquisition	$-	$5,000,000

Asset Acquisition of Ermis Labs on January 23, 2017
Cost of assets acquired	$-	$1,981,822
Present value of deferred consideration	-	(1,131,822)
Issuance of common stock for asset purchase	-	(850,000)
Cash paid for acquisition	$-	$-

Settlement of contingent consideration to PhotoMedex on July 12, 2017
Contingent consideration owed to PhotoMedex	$-	$3,579,760
Other receivables amount forgiven	-	(837,708)
Payables extinguished	-	1,017,193
Settlement payment for PhotoMedex acquisition	-	(2,000,000)
Assignment of deposit amount	-	210,000
Gain on settlement of contingent consideration	$-	$1,969,245

See accompanying notes to condensed consolidated financial statements.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity

Organization and Nature of Operations

ICTV Brands Inc. (the “Company”, “we”, or “ICTV”), was organized under the laws of the State of Nevada on September 25, 1998. As of September 30, 2018, we have the following subsidiaries:

●	Better Blocks International Limited, or (“BBI”), a New Zealand corporation;

●	ICTV Brands Israel Limited., incorporated under the laws of Israel;

●	ICTV Brands UK Limited., incorporated under the laws of the United Kingdom;

●	ICTV Brands HK Limited, a private limited company limited by shares, incorporated under the laws of Hong Kong (ICTV Brands HK Limited was formally known as “Radiancy HK Limited” and was officially renamed to ICTV Brands HK Limited on July 31, 2017); and

●	LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (“LK Technology”).
●	ICTV Brands Canada, Inc. incorporated under the Canada Business Corporations Act.

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

Although our companies are incorporated in New Zealand, Nevada, Israel, United Kingdom, Hong Kong, Canada, and Brazil, our operations are currently run from our Wayne, Pennsylvania office.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business of the Company and Liquidity (continued)

We develop, market and sell products through a multi-channel distribution strategy, including direct response television, digital marketing campaigns, live home shopping, traditional retail and e-commerce market places, and our international third-party distributor network. We offer primarily health, beauty and wellness products as well as various consumer products, including no!no!®, a Thermicon® hair removal device, DermaWand®, a skin care device that reduces the appearance of fine lines and wrinkles, and helps improve skin tone and texture, DermaVital®, a professional quality skin care line that effects superior hydration, the CoralActives® brand of acne treatment and skin cleansing products, DermaBrilliance®, a skin care resurfacing device that helps reduce visible signs of aging, and Jidue®, a facial massager device which helps alleviate stress. We acquire the rights to our products that we market primarily via licensing agreements, acquisition and in-house development and sell both domestically and internationally. We are presently exploring other devices and consumable product lines currently under licensing agreements.

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

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net loss of approximately $2,012,000 for the nine months ended September 30, 2018 and negative cash flows from operating activities of approximately $347,000. In addition, we have an accumulated deficit of approximately $18,917,000 as of September 30, 2018. Additional financing will be required for the Company to successfully implement its long-term growth strategy.

To increase profitability throughout the remainder of 2018 and 2019 and to maintain sufficient cash flow and liquidity, we continue to optimize media expenses to increase profitable sales,and have eliminated several positions within the Company throughout the year including our inhouse legal counsel position. We have also combined the marketing department with the operations team to improve internal efficiencies and decrease overhead costs. We continue to analyze our processes to determine where further overhead cost cutbacks can be made, and operations can be streamlined to further reduce expenditures.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

Note 2 - Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Principles of consolidation

Our accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries BBI, ICTV Brands UK Limited, ICTV Brands Israel Limited, ICTV Brands HK Limited and LK Technology and ICTV Brands Canada, Inc. from their initial acquisition dates. In October 2016, ICTV Holdings and Ermis Labs, Inc. were formed as holding companies for the asset purchase agreements that were entered into with PhotoMedex, Inc. and Ermis Lab, Inc. (See Note 3 - Business and Asset Acquisitions). On November 16, 2017, ICTV Holdings and Ermis Labs, Inc. were merged into ICTV Brands, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

September 30, 2018 and 2017

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

As of September 30, 2018, 14% of our accounts receivable were due from various individual customers to whom our products had been sold directly via Direct Response Television (“DRTV”). In addition, 53% was due from brick and mortar retailers, 9% was due from e-commerce accounts, 15% was due from live shopping, 5% was due from duty free airline, and 4% was due from miscellaneous customers.

Major customers are considered to be those who accounted for more than 10% of net sales. There were no major customers for the three and nine months ended September 30, 2018 and 2017.

Fair value of financial instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair values for these instruments.

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

Functional currency translation

The currency of the primary economic environment in which we operate our Company is conducted in the US dollar (“$” or “dollars”). Thus, our functional currency (other than the foreign subsidiaries mentioned below) is the US dollar. The operations of our foreign subsidiaries are conducted in the local currency of the subsidiary, which is the Hong Kong Dollar (HKD), Great Britain Pound (GBP), Israeli Shekel (ILS), and Canadian Dollar (CAD).

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

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are recorded net of allowances for returns and doubtful accounts of approximately $869,000 and $913,000 as of September 30, 2018 and December 31, 2017, respectively. The allowances are calculated based on historical analysis including customer returns and bad debts.

In addition to allowances for returns on accounts receivable, an accrual is made for the return of product that have been sold to customers and had cash collections, while the customer still has the right to return the product. In addition, an accrual is made for contract fees deducted by the customer. The amounts of these accruals included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets were approximately $103,000 and $180,000 as of September 30, 2018 and December 31, 2017, respectively.

Inventories

Inventories consist primarily of finished products held for resale and are valued at the lower of cost (first-in, first-out method) or net realizable value. We adjust inventory for estimated obsolescence when necessary based upon demand and market conditions. The Company’s reserve for obsolescence was approximately $289,000 and $247,000 as of September 30, 2018 and December 31, 2017, respectively. Included in inventory at September 30, 2018 and December 31, 2017 is approximately $55,000 and $51,000, respectively, of consigned product that has been shipped to customers under the 30-day free trial period for which the trial period has not expired and as such the customer has not accepted the product, as well as consigned products that are held at retailer distributors for sale.

Property and equipment

Property and equipment are carried at cost and depreciation and amortization is computed over the estimated useful lives of the individual assets ranging from 3 to 7 years for computer hardware and software and furniture and fixtures. Depreciation and amortization is computed using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful life and lease term. The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently while major renewals and betterments are capitalized. Depreciation and amortization expense amounted to approximately $59,000 and $177,000 and $51,000 and $129,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

Property and equipment consisted of the following at:

	September 30, 2018	December 31, 2017
Computer hardware and software	$209,509	$154,061
Furniture and equipment	908,701	907,586
Leasehold improvements	55,840	55,840
	1,174,050	1,117,487
Accumulated depreciation and amortization	(407,484)	(230,394)
Property and equipment, net	$766,566	$887,093

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Intangible assets

Definite-lived intangibles are amortized using the straight-line method over their estimated useful lives ranging from four to five years. Amortization expense was approximately $175,000 and $525,000 and $251,000 and $692,000 for the three and nine months ended September 30, 2018 and 2017, respectively. We evaluate the recoverability of the intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired.

Impairment of long-lived assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net undiscounted cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded for the three and nine months ended September 30, 2018 and 2017.

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

September 30, 2018 and 2017

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

International third-party distributors

We generate revenue through the sale of products to international third-party distributors who in-turn sell the products to the consumer. Revenue related to international wholesale and third-party distributor customers is recorded at gross amounts with a corresponding charge to cost of sales upon shipment. Revenue is recognized at a point in time when product is shipped to the customer. International third-party distributors are required to pay a deposit before shipment. As of September 30, 2018, and December 31, 2017, we recorded deposits for international third-party distributors of approximately $202,000 and $404,000, respectively, in deferred revenue, current portion.

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

September 30, 2018 and 2017

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

Judgments

We have a return policy whereby the customer can return any product received within 30 days or 60 days of receipt for a full refund. We accrue a reserve for product returns with respect to sales of product when a right of return exists. We accrue a reserve for product returns and customer refunds at the time of sale based on our historical experience. We also accrue for contract fees based on historical experience of our retail customers, as well as expected fees as documented in our retail contracts. The provision for estimated returns as of September 30, 2018 and December 31, 2017 was approximately $605,000 and $747,000, respectively, and has been included in the allowance for returns and doubtful accounts in the accompanying condensed consolidated balance sheets. The reserve for customer refunds and contract fees payable was approximately $103,000 at September 30, 2018 and $180,000 at December 31, 2017 and has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The amount of goods to be returned to inventory was determined to be immaterial.

For the three and nine months ended September 30, 2018 and 2017, we recorded sales returns of approximately $692,000 and $3,063,000 and $1,225,000 and $4,530,000 respectively, as a reduction of net sales.

Sales taxes

Sales and similar taxes that are imposed on our sales and collected from customers are excluded from net sales.

Shipping and handling costs

Costs for shipping and handling costs, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and expensed as incurred. We accrue costs for shipping and handling activities that occur after control of the promised goods has transferred to the customer. Revenue from shipping and handling charges was approximately $203,000 and $810,000 and $427,000 and $1,550,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

As of September 30, 2018, approximately $302,000 is expected to be recognized from remaining performance obligations for warranty revenue. We expect to recognize revenue for these remaining performance obligations during the next five years approximately as follows:

	Remaining Three Months 2018	2019	2020	2021	2022	2023

Estimated Deferred Warranty Revenue from remaining	$44,000	$126,000	$69,000	$42,000	$19,000	$2,000

Disaggregation of revenue

The following table shows the Company’s revenues disaggregated by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct to Consumer	$4,233,444	$5,401,048	$13,155,589	$17,719,533
International Third-Party Distributors	334,856	380,755	1,807,245	1,842,373
Retail	438,951	1,377,613	4,864,526	2,226,044
Airlines/Hong Kong Retail	476,658	400,338	1,639,411	1,368,999
	$5,483,909	$7,559,754	$21,466,771	$23,156,949

The following table provides information about contract assets which includes accounts receivable, and contract liabilities which includes deferred revenue and accrued returns and contract fees payable from contracts with customers:

	September 30, 2018	December 31, 2017
Accounts receivable, net of allowance for returns of $604,664 and $747,269, respectively, and doubtful accounts of $264,498 and $166,034, respectively	$2,208,095	$3,576,376
Total contract assets	$2,208,095	$3,576,376

Deferred revenue	$504,390	$598,378
Accrued returns and contract fees payable	102,980	179,922
Total contract liabilities	$607,370	$778,300

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Research and Development

Research and development costs are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Research and development costs primarily consist of efforts to discover and develop new products, including clinical trials, product safety testing, and certifications for international regulations and standards. Research and development costs approximated $57,000 and $134,000 and $146,000 and $210,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

Advertising

Advertising costs, consisting of media, internet marketing and production costs, are expensed as incurred and are included in selling and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Production costs associated with the creation of new and updated infomercials and advertising campaigns are expensed at the commencement of a campaign. We incurred approximately $1,414,000 and $5,212,000 and $2,000,000 and $5,578,000 in media costs for airing of television and print advertising, $727,000 and $2,617,000 and $1,243,000 and $3,332,000 in internet marketing costs, and $31,000 and $114,000 and $113,000 and $260,000 in productions costs for the three and nine months ended September 30, 2018 and 2017, respectively.

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

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Stock options

In June 2001, our shareholders approved our 2001 Stock Option Plan (the “Plan”). The Plan is designed for our employees, officers and directors and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 3,000,000 shares. The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The Plan expired in February 2011. As of September 30, 2018, 50,000 options are outstanding under the Plan.

In December 2011, our shareholders approved our 2011 Stock Option Plan (the “2011 Plan”). The 2011 Plan is designed for our employees, officers, and directors, and is intended to advance our best interests by providing personnel who have substantial responsibility for our management and growth with additional incentive by increasing their proprietary interest in our success, thereby encouraging them to remain our employee. The 2011 Plan is administered by our Board of Directors and authorizes the issuance of stock options not to exceed a total of 6,000,000 shares. In December 2017, the 2011 Plan was amended to increase the number of stock options that may be awarded to not exceed a total of 8,000,000 shares. The terms of any awards under the 2011 Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. Generally, the options granted vest over three years with one-third vesting on each anniversary date of the grant. As of September 30, 2018, 3,888,335 options are outstanding under the 2011 Plan.

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

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding under the Plan and 2011 Plan (collectively “Stock Option Plans”) for the nine months ended September 30, 2018 and 2017:

	Number of Shares			Weighted Average
	Employee	Non-Employee	Totals	Exercise Price
Balance, January 1, 2018	3,993,335	-	3,993,335	$0.27
Granted during the year	1,555,000	-	1,555,000	0.26
Exercised during the year	-	-	-	-
Cancelled during the year	(700,000)	-	(700,000)	0.33
Forfeited during the year	(910,000)	-	(910,000)	0.36

Balance, September 30, 2018	3,938,335	-	3,938,335	$0.21

	Number of Shares			Weighted Average
	Employee	Non- Employee	Totals	Exercise Price
Balance, January 1, 2017	3,680,002	-	3,680,002	$0.24
Granted during the year	280,000	-	280,000	0.49
Exercised during the year	(136,667)	-	(136,667)	0.15
Forfeited during the year	(93,333)	-	(93,333)	0.32

Balance, September 30, 2017	3,730,002	-	3,730,002	$0.26

Of the stock options outstanding as of September 30, 2018 under the Stock Option Plans, 3,433,335 options are currently vested and exercisable. The weighted average exercise price of these options was $0.23. These options expire through January 2028.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2018 and 2017 was approximately $0 and $618,000, respectively. The aggregate intrinsic value for stock options exercised during the nine months ended September 30, 2017 was approximately $49,000.

On January 9, 2018, we issued options to purchase 1,050,000 shares of the Company’s common stock to six employees, at an exercise price of $0.33 per share. Three of those employees were terminated in the second quarter of 2018, resulting in the forfeiture of their unvested options to purchase, in the aggregate, 600,000 shares of common stock. On June 21, 2018, the remaining three employees voluntarily surrendered their options to purchase, in the aggregate, 450,000 shares of common stock, in consideration of a future stock grant. On June 21, 2018, we issued 400,000 shares of common stock to such remaining three employees, Kelvin Claney, CEO, Douglas Crouthers, Interim President and VP of Sales, and Vincent Dargush, VP of Marketing and Operations, at a fair value of $0.10 per share based on the closing of the Company’s common stock on the date of issuance, in consideration of the surrender of previously granted options and, in each case, as a share bonus, which was immediately vested, for performance in the second quarter of 2018. Also, on June 21, 2018, we issued 300,000 shares of common stock to Ernest P. Kollias, Jr., CFO, at a fair value of $0.10 per share based on the closing of the Company’s common stock on the date of issuance, also as a share bonus, in consideration for performance during the second quarter of 2018, which was immediately vested. The shares issued on June 21, 2018 are restricted for a period of six months from issuance. The recipients of the shares of common stock are key employees of our Company, and the issuance of the common stock is exempt from registration under Section 4(2) of the Securities Act of 1933.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. The 600,000 options forfeited were not vested at the time of forfeiture and therefore resulted in a reversal of previously recognized compensation expense in the amount of approximately $12,000. The result of the modification of issuing 400,000 shares of fully-vested common stock in replacement of 450,000 options surrendered, as noted above, was to immediately recognize the fair value of the original options granted totaling approximately $124,000 and the incremental change in fair value of the replacement awards, which was de minimis to share based compensation expense.

On November 30, 2017, Philip Solomon was granted 250,000 stock options. On July 9, 2018, the Board of Directors authorized the issuance of common stock to Phillip Solomon for the replacement of 250,000 surrendered stock options. Mr. Solomon surrendered these options in consideration of fully-vested 100,000 shares of the Company’s Common Stock. The fair value of the shares was the closing price of the Company’s common stock on July 9, 2018, which was $0.10.

The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. The result of the modification of issuing 100,000 shares of common stock in replacement of 250,000 options surrendered, as noted above, was to immediately recognize the fair value of the original options granted totaling approximately $76,000 to share based compensation expense, and there was no incremental increase in fair value of the replacement awards.

For the three and nine months ended September 30, 2018 and 2017, we recorded approximately $98,000 and $268,000, and $59,000 and $205,000, respectively, in stock compensation expense under the Stock Option Plans. At September 30, 2018, there was approximately $7,000 of total unrecognized compensation cost related to non-vested option grants that will be recognized over the remaining vesting period of 3 years.

The following weighted average assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2018 and 2017 to value the stock options granted during the period:

2018		2017
Risk-free interest rate	2.84%	Risk-free interest rate	2.17%
Expected dividend yield	0%	Expected dividend yield	0%
Expected life	6 years	Expected life	6 years
Expected volatility	142.79%	Expected volatility	145%
Weighted average grant date fair value	$0.26	Weighted average grant date fair value	$0.46
Forfeiture rate	0%	Forfeiture rate	5%

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of stock options outstanding outside of the Stock Option Plans for the nine months ended September 30, 2018 and 2017:

	Number of Shares
	Employee	Non - Employee	Totals	Weighted Average Exercise Price

Balance, January 1, 2018	333,333	1,476,667	1,810,000	$0.31
Granted during the year	-	400,000	400,000	0.11
Exercised during the year	-	-	-	-
Expired during the period	-	-	-	-
Balance, September 30, 2018	333,333	1,876,667	2,210,000	$0.26

	Number of Shares
	Employee	Non - Employee	Totals	Weighted Average Exercise Price

Balance, January 1, 2017	516,667	1,676,667	2,193,334	$0.35
Granted during the year	-	-	-	-
Exercised during the year	(183,334)	-	(183,334)	0.27
Expired during the period	-	(200,000)	(200,000)	0.80
Balance, September 30, 2017	333,333	1,476,667	1,810,000	$0.31

Of the stock options currently outstanding outside of the Stock Option Plans at September 30, 2018, 1,935,000 options are currently vested and exercisable. The weighted average exercise price of these options was $0.30. These options expire through January 2026. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2018 and 2017 was approximately $0 and $411,000, respectively. There were no options exercised during the nine months ended September 30, 2018. The aggregate intrinsic value for stock options exercised during the nine months ended September 30, 2017 was approximately $40,000.

For the three and nine months ended September 30, 2018 and 2017, we recorded approximately $9,000 and $18,000, and $5,000 and $18,000, respectively in stock compensation expense related to stock options outside of the Stock Option Plans. At September 30, 2018, there is approximately, $9,000 of remaining unrecognized compensation cost that will be recognized over the remaining service period of 3 years. Change in the fair value of the options issued to non-employees, as of September 30, 2018 was de minimis.

The following weighted average assumptions are used in the Black-Scholes option pricing model for the nine months ended September 30, 2018 and 2017 to value the stock options granted during the period:

2018
Risk-free interest rate	2.77%
Expected dividend yield	0.00%
Expected life	3 years
Expected volatility	143.03%
Weighted average grant date fair value	$0.11

There were no options granted for the nine months ended September 30, 2017.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following is a summary of all stock options outstanding and nonvested for the nine months ended September 30, 2018:

				Weighted Average
	Employee	Non- Employee	Totals	Exercise Price

Balance, January 1, 2018	476,667	-	476,667	$0.42
Granted during the period	1,555,000	400,000	1,955,000	0.23
Vested during the period	(10,000)	(125,000)	(135,000)	0.11
Cancelled during the period	(700,000)	-	(700,000)	0.33
Forfeited during the period	(816,667)	-	(816,667)	0.36
		-
Balance, September 30, 2018	505,000	275,000	780,000	$0.14

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosure.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP-which requires only capital leases to be recognized on the balance sheet-the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840. The Company plans to adopt this standard using the modified retrospective approach in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU and related updates, the Company has determined that the primary impact will be to recognize on the balance sheet material right-of-use assets and material lease obligations for all leases with lease terms greater than 12 months.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation of Retail as a reportable segment, as well as the amortization and depreciation being combined on the Statement of Cash Flows for 2017. These reclassifications had no effect on the reported results of operations.

Note 3 - Business and Asset Acquisitions

PhotoMedex Acquisition

As described in Note 1, the PhotoMedex Purchase Agreement was entered into on October 4, 2016 and was completed on January 23, 2017. The total purchase price was $9,500,000.

The purchase price paid by ICTV Holdings in the PhotoMedex Acquisition was paid as follows: (i) $3,000,000 of the purchase price which was raised in a private placement (described below in more detail) was deposited on October 5, 2016 into an escrow account established by counsel to the Company and ICTV Holdings, as escrow agent (the “Escrow Agent”), under an escrow agreement entered into on October 4, 2016 among the Company, ICTV Holdings, the PHMD Sellers, the Escrow Agent, and certain investors in the Company’s private placement (the “Escrow Agreement”), which escrow funds were paid to the PHMD Sellers on January 23, 2017, in accordance with the Escrow Agreement and subject to the conditions thereof; (ii) $2,000,000 of the purchase price was to be paid on or before the 90th day following January 23, 2017; and (iii) the remainder of the purchase price of $4,500,000 was payable in the form of a continuing royalty as described in more detail below. On October 4, 2016, as required by the PhotoMedex Purchase Agreement, we delivered to PhotoMedex a letter of credit from LeoGroup Private Debt Facility L.P. (a significant shareholder), a private equity fund that secured our obligation to make the $2,000,000 payment referred to in clause (ii) above. The letter of credit was valid until the earlier of; (1) full payment on demand and presentation on or before January 23, 2017, or (2) 180 days from the date of letter of credit. The Company paid $250,000 of the purchase price payable per clause (ii) above in March 2017 and the balance of $1,750,000 was paid on April 22, 2017.

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

September 30, 2018 and 2017

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

Pursuant to the Release Agreement, as of July 12, 2017, the contingent consideration balance to PhotoMedex totaling $3,579,760 was extinguished. Therefore, the balance at both September 30, 2018 and December 31, 2017 was zero.

The following unaudited condensed pro forma financial information for the nine months ended September 30, 2018 and 2017 represent the combined results of the Company’s operations as if the PhotoMedex Acquisition had occurred on January 1, 2017. Excluded from the pro forma net loss and net loss per share amounts for the nine months ended September 30, 2017 are one-time acquisition costs of $49,312 attributable to the PhotoMedex Acquisition, and the one time settlement gain of $1,969,245. These pro forma results are not necessarily indicative of what historical performance would have been had this business combination been effective as of the hypothetical acquisition date, nor should they be interpreted as expectations of future results.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net sales	$5,483,909	$7,559,754	$21,466,771	$26,695,949
Net loss	$(1,293,637)	$(2,356,103)	$(2,012,136)	$(3,858,089)
Net loss per share – basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.08)
Weighted average number of common shares basic and diluted	53,132,004	52,321,826	52,633,008	49,518,478

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

September 30, 2018 and 2017

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

The changes in the Company’s deferred consideration payable due to Ermis Labs, Inc. during the nine months ended September 30, 2018:

Balance at December 31, 2017	$1,212,067
Consideration payments	(160,414)
Accretion of interest	70,527
Balance at September 30, 2018-related party	$1,122,180

Current portion	$86,392
Non-current portion	1,035,788
$1,122,180

For the nine months ended September 30, 2018, consideration payments represented the remaining minimum royalty for the calendar year ended December 31, 2017. We did not incur any royalties for sales of products for both the nine months ended September 30, 2018 and 2017. Interest expense was approximately $23,500 and $71,000 for the three and nine months ended September 30, 2018, respectively, and approximately $23,700 and $69,300 for the three months and nine months ended September 30, 2017, respectively

Note 4 - Fair Value Measurements

We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth our liabilities that were measured at fair value as of September 30, 2018, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement
	Fair Value	Level 1	Level 2	Level 3
Note Payable to AOR	$298,719	-	-	$298,719
Total liabilities measured at fair value	$298,719	-	-	$298,719

The note payable due to AOR, LLC is a Level 3 fair value measurement. The fair value of our liability was determined based on unobservable inputs that are not corroborated by market date, if available, when determining fair value.

The initial fair value of the note was determined to approximate its carry value. The change in fair value for the period ending September 30, 2018 was de minimis.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 4 - Fair Value Measurements (continued)

There is no active market for the debt and the value was based on the payment terms in addition to other facts and circumstances. The fair value of the convertible note was based on a probability-adjusted model, which entailed management estimating the probability of (i) exercising the early payment option and (ii) paying off the note according to the original terms. Factors affecting this estimate included the Company’s current financial position, financing plans, and operating objectives.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions do not prove to be substantially accurate, even if such assumptions are reasonable when made.

Note 5 - Commitments and contingencies

We entered a lease from March 2017 through February 2022 related to the office space in Wayne, Pennsylvania. In August 2017, we entered an amendment to expand our space, which increased the monthly base payments. Effective August 1, 2018, we terminated after one year the amendment for the additional space and reduced our payments to approximately $9,000 per month. Beginning January 1, 2018, we signed a new lease for our UK office effective through February 2022. The total monthly cost for our UK office is approximately $2,900. In March 2017, our Hong Kong office entered into a lease expiring in March 2018, which was then renewed until February 2022 for our current office space, costing approximately $1,900 a month. Our Israel office lease is for a one-year term ending in April 2018, which was then renewed until April, 2019 for approximately $1,900 a month. Rent expense incurred during the three and nine months ended September 30, 2018 and 2017 totaled approximately $51,000 and $179,000 and $83,000 and $224,000 respectively.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 5 - Commitments and contingencies (continued)

The schedule below details the future financial obligations under the active leases:

	Remaining
	Three
	Months					Total
	2018	2019	2020	2021	2022	Obligation

Wayne - Corporate HQ	$29,470	$119,015	$120,309	$121,633	$20,309	$410,736

Israel Office	5,700	7,600	-	-	-	13,300

UK Office	8,666	34,663	34,663	34,663	5,777	118,432

Hong Kong Office	5,569	22,275	22,275	22,275	3,713	76,107

Total Lease Obligations	$49,405	$183,553	$177,247	$178,571	$29,799	$618,575

Legal Matters

By letter dated March 23, 2018, the Company’s Board of Directors notified Richard Ransom, President of the Company, that his employment would be terminated for cause in 30 days unless Mr. Ransom cured the causes for termination, as presented in the letter, within such 30-day period.

On April 12, 2018, Mr. Ransom filed a Complaint in the Court of Common Pleas of Philadelphia County, Pennsylvania (the “Court”), naming as defendants the Company and our CEO, Kelvin Claney.  On May 3, 2018, the Company filed its Preliminary Objections to the Complaint with the Court. On May 22, 2018, Mr. Ransom withdrew the Complaint and filed an Amended Complaint. On or about June 11, 2018, the Company filed its Preliminary Objections to the Amended Complaint. Thereafter, the Court denied the Company’s Preliminary Objections.    The Amended Complaint alleges that on March 20, 2018, Mr. Ransom was terminated without cause, pursuant to the terms of Mr. Ransom’s employment agreement, as a result of certain changes to the Company’s organizational chart and management duties instituted by the Company’s Chief Executive Officer, Kelvin Claney.  The Amended Complaint seeks to recover Mr. Ransom’s severance compensation for a termination without cause, consisting of approximately $626,000 of base salary thorough the remaining term of his employment agreement; benefits and any performance bonus prorated through the date of termination; immediate vesting of 150,000 stock options; and 1,000,000 shares of the Company’s common stock.  The Amended Complaint also alleges that the Company and Mr. Claney defamed Mr. Ransom and seeks damages in an unspecified amount in excess of $50,000.  On October 29, 2018, the Company filed its Answer to the Amended Complaint denying the allegations therein and made certain Counterclaims against Mr. Ransom.  The Counterclaims allege that Mr. Ransom was terminated for Cause and seeks a Declaratory Judgment requesting same.  The Counterclaims also allege that Mr. Ransom breached his fiduciary duty to the Company and misappropriated and/or converted assets of the Company for his own personal benefit.  As a result, the Company seeks damages from Mr. Ransom in an unspecified amount in excess of $50,000.

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

September 30, 2018 and 2017

(Unaudited)

Note 5 - Commitments and contingencies (continued)

Other matters

Product Liability Insurance

For certain products, we were (and are) listed as an additional insured party under the product manufacturer’s insurance policy. We purchase our own liability insurance which will expire May 20, 2019. At present, management is not aware of any claims against us for any products sold.

Note 6 – Intangible Assets

Intangible assets as of September 30, 2018 and December 31, 2017 consists of the following:

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value

September 30, 2018
DermaWand® Purchase	5 years	$1,163,816	$(800,725)	$-	$363,091
PhotoMedex Patented/Unpatented Technology	5 years	940,628	(313,540)	-	627,088
PhotoMedex Trademarks	5 years	1,100,000	(366,667)	-	733,333
Total		$3,204,444	$(1,480,932)	$-	$1,723,512

	Useful Life	Gross Carrying Cost	Accumulated Amortization	Impairment Loss	Net Book Value

December 31, 2017
Ermis Labs Formulations/ Trademarks	5 years	$1,512,443	$(277,281)	$(1,235,162)	$-
DermaWand® Purchase	5 years	1,163,816	(581,673)	-	582,143
PhotoMedex Patented/Unpatented Technology	5 years	940,628	(172,447)	-	768,181
PhotoMedex Trademarks	5 years	1,100,000	(201,667)	-	893,333
Total		$4,716,887	$(1,233,068)	$(1,235,162)	$2,248,657

Amortization expense was approximately $175,000 and $525,000 and $251,000 and $692,000 for the three and nine months ended September 30, 2018 and 2017, respectively, of which approximately $73,000 and $219,000 of amortization expense is included in cost of sales for the three and nine months ended September 30, 2018 and $73,000 and $218,000 for the three and nine months ended September 30, 2017, and approximately $102,000 and $306,000 is included in general and administrative expenses for the three and nine months ended September 30, 2018, and $178,000 and $474,000 is included in general and administrative expenses for the three and nine months ended September 30, 2017, respectively. Management evaluates the intangible assets for impairment when there is a triggering event.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 6 – Intangible Assets (continued)

The following table outlines the estimated future amortization expense related to the intangible assets held as of September 30, 2018:

2018 (remaining three months)	$175,000
2019	699,000
2020	408,000
2021	408,000
2022	34,000
Total	$1,724,000

Note 7 – DermaWand® Purchase Agreement

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

As of September 30, 2018, the liability balance was approximately $522,000 net of the discount for imputed interest of approximately $3,000 and is classified as other liabilities on the condense consolidated balance sheets. For the three and nine months ended September 30, 2018 and 2017, we amortized approximately $1,000 and $5,000 and $3,000 and $9,000, respectively, of interest expense related to the discount for imputed interest.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 8 – Long-term Debt to Related Party

On July 15, 2017, the Company entered a 30-month secured promissory note (the “Note”), to LeoGroup Private Investment Access, LLC (the “Holder”), a significant shareholder and hence related party, in the principal amount of $2,000,000 with an effective interest rate of 34%. The Note provides that the Company shall make monthly principal and interest payments of $100,000 to the Holder for 30 months through January 2020. The Note is secured by a first priority security interest in all the assets of Company, except the Company’s accounts receivable. The Note contains customary financial covenants of the Company and customary events of default. The Company is currently in compliance with this Note. Subject to the terms and conditions of the Note, so long as any event of default, as described in the Note, is continuing, without cure, for a period of five (5) business days after written notice from the Holder to the Company or a longer period if set forth in the notice from Holder or if agreed to by the parties, all obligations of the Company under the Note shall be immediately due and payable, and the Holder may exercise any other remedies available at law or in equity. The Note may not be prepaid, in whole or in part, at any time and from time to time, unless expressly agreed to in writing by the Holder. The total amount of related party interest expense during the three and nine months ended September 30, 2018 was approximately $116,000 and $392,000. There was interest expense of approximately $140,000 for both the three and nine months ended September 30, 2017.

The balance of the long-term debt as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Total Debt	$1,289,240	$1,797,049
Less: current portion	$(916,145)	$(722,908)
Long-term debt, net	$373,095	$1,074,141

Maturities of long-term debt at September 30, 2018, are as follows:

December 31,
2018 (remaining three months)	$215,100
2019	976,906
2020	97,234
$1,289,240

Note 9 – Notes Payable

Note Payable to Amazon

On June 22, 2018, ICTV signed a formal 12-month loan agreement with Amazon Lending. The loan was given in the amount of $145,000 and carries an annual interest rate of 9.69%. For both the three and nine months ended September 30, 2018, interest expense was approximately $3,000. The loan is paid in twelve equal payments of principal and interest of approximately $13,000. These payments will be automatically deducted from any sales that ICTV generates from Amazon.com. If the sales generated do not sufficiently cover the amount of the monthly payment due, Amazon.com is authorized to charge the Company’s credit card on file. There is no early payoff fee for this loan agreement. In the event of a default by the Company, Amazon Lending has a second lien on any and all assets that are at Amazon warehousing facilities, subordinate to the LeoGroup Private Investment Access, LLC Note (see Note 8). The current balance of the loan is approximately $135,000 as of September 30, 2018.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 9 – Notes Payable (continued)

Note Payable to related party

On July 6, 2018, the Company issued a promissory note to Stephen Jarvis, a member of the Board of Directors, for a 60-day interest free loan of $100,000 from Mr. Jarvis. This loan is to be repaid to the lender within 60 days of receipt. If the loan is not paid within 30 days of the due date, it will be considered in default and the note will bear an 18% interest rate until paid. Effective September 4, 2018, the loan was modified and extended all terms and conditions to be due 180 days from issuance.

Note Payable to AOR at fair value

On September 20, 2018, AOR Direct, LLC , a media vendor, and the Company entered into an agreement to convert approximately $299,000 of outstanding payables into a loan with a partial convertible feature. The loan carries a 16% interest rate per annum. The loan is payable in eighteen monthly installments of approximately $19,000, due on the last day of each month, beginning on October 31, 2018. The loan carries an option to prepay $200,000 on or before December 31, 2018. If the Company makes this $200,000 prepayment, the Lender, AOR Direct, LLC, will issue $50,000 of debt forgiveness after which the Lender will allow the Company to convert the remaining, which would approximate $49,000 of debt to common stock, at the closing price of the stock on the day of the signing of the agreement which was $0.08. We have elected to account for the loan using the fair value method which requires the Company to record changes in the fair value as a component of other income and expenses, as outlined in Note 4 Fair Value Measurements. The fair value of the note was estimated at face value of approximately $299,000.

Note 10 - Related party transactions

LeoGroup Private Debt Facility L.P. (“LeoGroup”) became a major shareholder as part of the Ermis Labs Asset Acquisition described in Notes 1 and 3. During the nine months ended September 30, 2018, approximately $160,000 of payments were made to LeoGroup Private Access, LLC in connection with the deferred consideration for the Ermis Labs Asset Acquisition.

On July 15, 2017, LeoGroup Private Access, LLC provided the Company with the $2,000,000 30-month secured promissory note to allow the buyout of the PhotoMedex royalty described in Notes 1 and 7. During the three and nine months ended September 30, 2018, $300,000 and $900,000 of payments, respectively, were made on the loan of which approximately $116,000 and $392,000, respectively, were interest expense. For the three and nine months ended September 30, 2017, interest expense of approximately $140,000 was recorded.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 10 - Related party transactions (continued)

On May 2, 2018, the Company and Kelvin Claney, the Company’s Chief Executive Officer, entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), for cash consideration of $403,200, or $1.92 per share described in Note 11.

Note 11 –Series A Preferred Stock

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

On May 2, 2018, the Company and Kelvin Claney entered into a subscription agreement pursuant to which the Company issued to Mr. Claney 210,000 shares of Series A Preferred Stock for cash consideration of $403,200, or $1.92 per share. Issuance costs were de minimis. The redemption value as of September 30, 2018 was approximately $417,000.

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 11 –Series A Preferred Stock (continued)

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

Note 12 - Basic and diluted earnings (loss) per share

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

As described above, the Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2018 and 2017 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

Of the outstanding stock options, 5,068,335 were vested and exercisable at an average exercise price of $0.26. The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Outstanding stock options	6,148,335	5,540,002	6,148,335	5,540,002
Convertible preferred stock	1,680,000	-	1,680,000	-
Convertible loan payable-AOR	601,463	-	601,463	-

	8,429,798	5,540,002	8,429,798	5,540,002

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 13 - Income taxes

The provision for income taxes is approximately $31,000 and $149,000 for the three and nine months ended September 30, 2018 and $112,000 and $182,000 for the three and nine months ended September 30, 2017. The effective tax rate for the three and nine months ended September 30, 2018 was approximately (3%) and (8%), respectively. The effective tax rate is (40%) and (9%), respectively for the three and nine months ended September 30, 2017. The provision reflects an estimated current tax liability associated with the earnings of our foreign subsidiaries.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not updated its Internal Revenue Code Section 382 analysis through September 30, 2018 and has not analyzed the potential impact of its recent equity financing on beneficial ownership. Therefore, no determination has been made whether the net operating loss carry forward of approximately $3,239,000 available prior to the equity financing is subject to the Internal Revenue Code Section 382 limitation.

Note 14 - Segment reporting

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

Information with respect to our operating income (loss) by segment is as follows:

	For the three months ended					For the three months ended
	September 30, 2018					September 30, 2017
	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals
Net sales	$4,233,444	$438,951	$334,856	$476,658	$5,483,909	$5,401,048	$1,377,613	$380,755	$400,338	$7,559,754
Cost of sales	1,398,603	149,244	167,429	240,877	1,956,153	2,486,303	196,891	199,835	166,960	3,049,989
Gross profit	2,834,841	289,707	167,426	235,782	3,527,756	2,914,745	1,180,722	180,920	233,378	4,509,765
Operating expenses:
General and administrative	1,196,182	339,933	107,618	36,605	1,680,338	2,282,856	101,753	67,252	36,515	2,488,376
Selling and marketing	2,186,624	591,170	26,969	111,609	2,916,372	3,749,376	173,270	22,925	156,775	4,102,346
Total operating expense	3,382,806	931,103	134,587	148,214	4,596,710	6,032,232	275,023	90,177	193,290	6,590,722
Operating income (loss)	$(547,965)	$(641,396)	$32,839	$87,568	$(1,068,954)	$(3,117,487)	$905,699	$90,743	$40,088	$(2,080,957)

ICTV BRANDS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

(Unaudited)

Note 14 - Segment reporting (continued)

	For the nine months ended					For the nine months ended
	September 30, 2018					September 30, 2017
	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals	Direct to Consumer	Retail	International Third-Party Distributor	Airlines and Hong Kong Retail	Totals
Net sales	$13,155,589	$4,864,526	$1,807,245	$1,639,411	$21,466,771	$17,719,533	$2,226,044	$1,842,373	$1,368,999	$23,156,949
Cost of sales	3,080,931	1,653,939	903,623	942,316	6,580,809	5,763,446	756,855	850,238	624,631	7,995,170
Gross profit	10,074,658	3,210,587	903,622	697,095	14,885,963	11,956,088	1,469,189	992,135	744,368	15,161,779
Operating expenses:
General and administrative	3,971,728	1,347,362	500,565	126,146	5,945,801	6,916,906	382,196	245,966	98,849	7,643,917
Selling and marketing	7,437,301	2,325,711	43,525	456,643	10,263,180	10,357,739	567,316	74,976	346,290	11,346,321
Total operating expense	11,409,029	4,146,483	544,090	582,789	16,208,981	17,274,645	949,512	320,942	445,139	18,990,238
Operating income (loss)	$(1,334,371)	$(462,487)	$359,532	$114,306	$(1,323,019)	$(5,318,557)	$519,677	$671,193	$299,229	$(3,828,459)

Selected balance sheet information by segment is presented in the following table as of:

Total assets by segment as of:

	September 30, 2018	December 31, 2017
Direct to Consumer	$10,154,035	$11,135,146
Retail	647,221	1,696,601
International Third-Party Distributors	239,019	75,854
Airlines and Hong Kong Retail	630,098	862,656
Total Assets	$11,670,373	$13,770,257

Total assets by geographical region as of:

	September 30, 2018	December 31, 2017
United States and Canada	$6,729,405	$8,333,129
Hong Kong	630,098	862,656
United Kingdom	3,464,844	3,476,560
Israel	846,026	1,097,912
Total Assets	$11,670,373	$13,770,257

Net sales by geographical region for the three months ended:

	September 30, 2018	September 30, 2017
United States and Canada	$3,279,152	$5,385,244
Hong Kong	476,659	400,338
United Kingdom	1,728,098	1,774,172
Israel	-	-
Total Net Sales	$5,483,909	$7,559,754

Net sales by geographical region for the nine months ended:

	September 30, 2018	September 30, 2017
United States and Canada	$13,501,456	$18,498,764
Hong Kong	1,639,411	1,368,999
United Kingdom	6,325,904	3,289,186
Israel	-	-
Total Net Sales	$21,466,771	$23,156,949

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

Fluctuations in our revenue are driven by changes in our sale channels. Revenues may vary substantially from period-to-period depending on what channel has generated the sales for each period. A product that generates revenue in one quarter may not necessarily generate revenues in each quarter of a fiscal year for a variety of reasons, including, seasonal factors, number of infomercials run, the product’s stage in its life-cycle, the public’s general acceptance of the marketing campaign and other outside factors, such as the general state of the economy.

Just as fluctuations in our revenues are driven by changes in our sales channels, our gross margins vary from period to period depending on these sales channels as well.

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

Results of Operations

The following discussion compares operations for the three and nine months ended September 30, 2018 with the three and nine months ended September 30, 2017.

Net Sales

Our net sales decreased by approximately $2,076,000 to approximately $5,484,000 for the three months ended September 30, 2018 from approximately $7,560,000 for the three months ended September 30, 2017 and decreased by approximately $1,690,000 to approximately $21,467,000 for the nine months ended September 30, 2018 from approximately $23,157,000 for the nine months ended September 30, 2017.

Our direct to consumer segment consists of direct response television (“DRTV”), live home shopping, and e-commerce sales, and is summarized below for the three and nine months ended September 30, 2018 and 2017:

Net sales for the direct to consumer segment for the three months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017	(Decrease)
DRTV	$2,643,000	$3,992,000	$(1,349,000)
Live Home Shopping	811,000	762,000	49,000
E-commerce	779,000	647,000	132,000
Total Direct to Consumer	$4,233,000	$5,401,000	$(1,168,000)

Our total direct to consumer segment decreased by $1,854,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the decrease in DRTV of $1,370,000, live home shopping of $300,000, and E-Commerce of $184,000.

DRTV sales are mainly driven by television, digital or print media which were down 34% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease resulted in a decrease in DRTV sales for the same period. In order to maximize efficiency and costs, media was decreased due to low response during the summer months that have been proven to not be efficient in years prior. E-Commerce sales are also driven by the same media and show similar decreases as DRTV sales.

Live Home Shopping heavily relies on timing of when airings occur. Airings are strategically placed with enough timing in between to provide consistent value to the consumer.

Retail segment saw an increase due to in store placements with Micro by no!no!® launching in Walmart Canada and no!no!® Pro in Jean Coutu in September 2018. The Pivot by no!no!® has also launched during the third quarter 2018 in Argos and Boots in the UK.

International sales decreased by approximately $46,000 from approximately $381,000 for the three months ended September 30, 2017 to approximately $335,000 for the three months ended September 30, 2018 due to a decrease in sales in China. Airlines and Hong Kong retail increased by approximately $76,000 for the three months ended September 30, 2018 due to increased sales in airlines.

Net sales for the direct to consumer segment for the nine months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017	Increase (Decrease)
DRTV	$9,580,000	$11,744,000	$(2,164,000)
Live Home Shopping	1,915,000	3,458,000	(1,543,000)
E-commerce	1,661,000	2,518,000	(857,000)
Total Direct to Consumer	$13,156,000	$17,720,000	$(4,564,000)

For the nine months ended September 30, 2018, total direct to consumer sales decreased by $5,191,000 largely due to the decrease in media which drives the Direct to Consumer business. Retails sales for this period increased by approximately $3,266,000 due to increased sales in the UK. International sales and Hong Kong sales remained flat year over year.

Gross Profit

Gross profit percentage was approximately 64% and 69% for the three and nine months ended September 30, 2018, compared to approximately 60% and 65% during the same three and nine months in 2017. The direct to consumer gross margin percentage was higher for the three and nine months ended September 30, 2018 due to the decrease of returns from approximately 15% and 16% for the three and nine months ended 2017, respectively, to approximately 13% for both the three and nine months ended 2018. Additionally, the increase for the nine months ended September 30, 2018 was offset by the increase in retail sales for nine months ended September 30, 2018 which has a lower gross margin percentage than direct to consumer. We generated approximately $3,528,000 and $14,886,000 respectively in gross margin, compared to approximately $4,510,000 and $15,162,000 during the three and nine months respectively ended September 30, 2017. For the nine months ended September 30, 2017, there was approximately $1,000,000 of returns that reduced gross profit for sales that were previously recognized by PhotoMedex.

Operating Expenses

Three Months Ended September 30, 2018 and 2017

The total operating expenses decreased by approximately $1,994,000 from approximately $6,591,000 for the three months ended September 30, 2017 to approximately $4,597,000 for the three months ended September 30, 2018.

The General and Administrative expenses for the three months ended September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018	September 30, 2017	Increase (Decrease)
General and Administrative:
Payroll and Related Expenses	$586,210	$708,950	$(122,740)
Stock Based Compensation	106,620	64,287	42,333
Professional Fees	186,450	452,554	(266,104)
Consulting	45,756	323,315	(277,559)
Bad Debts	235,947	250,220	(14,273)
Office Expenses	50,022	71,783	(21,761)
Depreciation and Amortization	161,511	228,225	(66,714)
Rent	51,280	54,273	(2,993)
Insurance	66,740	168,566	(101,826)
Exchange Gain or Loss	70,381	12,722	57,659
Travel	79,849	68,658	11,191
Other General and Administrative	39,572	84,823	(45,251)
Total General and Administrative	$1,680,338	$2,488,376	$(808,038)

Payroll and Related Expenses decreased by approximately $123,000 due to the reduction in staff throughout 2018 along with the decrease in the CEO’s salary.

Stock Based Compensation increased by approximately $42,000 due to the modification of an employee’s options to stock resulting in an increased expense taken in the third quarter of 2018.

Professional fees decreased by approximately $266,000. This decrease is due to less fees incurred in the third quarter for accounting and legal fees.

Consulting expenses decreased by approximately $278,000. This decrease is mainly due to the reduction in spending with KPI Direct, LLC,consultants, as some of these services were no longer necessary, and other functions were absorbed by the operations team. There was also a reduction in the outside services used in the UK.

Insurance expense decreased by $102,000 due to a decrease in our rates due to lower sales that resulted in a refund in September 2018.

Other General and Administrative expenses decreased by approximately $45,000 due to a reduction in dues and subscriptions no longer needed, and miscellaneous expenses reduced in 2018.

The Selling and Marketing expenses for the three months ended September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018	September 30, 2017	Increase (Decrease)
Selling and Marketing:
Answering Service	$123,069	$88,991	$34,078
Customer Service	190,999	247,654	(56,655)
Merchant Fees	102,830	123,453	(20,623)
Internet Marketing	726,698	1,242,578	(515,880)
Media	1,464,390	1,999,748	(535,358)
Other Marketing	308,386	399,922	(91,536)
Total Selling and Marketing	$2,916,372	$4,102,346	$(1,185,974)

Total Selling and Marketing expenses decreased by approximately $1,186,000. In order to maximize efficiency and costs, media was decreased by approximately $536,000. Internet marketing decreased by approximately $516,000 due to decreases in Facebook and Quantcast spending.

Nine Months Ended September 30, 2018 and 2017

Total operating expenses decreased to approximately $16,296,000 for the nine months ended September 30, 2018 from approximately $18,990,000 for the nine months ended September 30, 2017, a decrease of approximately $2,694,000

General and Administrative expenses for the nine months ended September 30, 2018 and 2017 are summarized below:

	September 30, 2018	September 30, 2017	Increase (Decrease)
General and Administrative:
Payroll and Related Expenses	$2,056,169	$2,169,035	$(112,866)
Stock Based Compensation	286,310	559,345	(273,035)
Professional Fees	813,640	1,182,734	(369,094)
Consulting	177,035	742,762	(565,727)
Bad Debts	923,559	903,710	19,849
Office Expenses	105,134	324,342	(219,208)
Depreciation and Amortization	483,184	602,577	(119,393)
Rent	178,866	196,121	(17,255)
Insurance	307,961	405,841	(97,880)
Exchange Gain or Loss	205,074	45,983	159,091
Travel	206,579	251,665	(45,086)
Other General and Administrative	202,290	259,802	(57,512)
Total General and Administrative	$5,945,801	$7,643,917	$(1,698,116)

Payroll and related expenses decreased by approximately $113,000. We eliminated the marketing department by combining their duties with our operation team. We also eliminated the inhouse counsel position, and the CEO agreed to an annual reduction of $100,000 from his base salary effective April 1, 2018.

Share based compensation decreased by approximately $273,000. This decrease was due to less stock options awarded in 2018 from 2017, along with forfeited options of terminated employees in 2018.

Professional fees decreased by approximately $369,000. Accounting and legal fees were higher in 2017 due to costs associated with the PhotoMedex acquisition.

Office expenses decreased by approximately $219,000. This decrease is a result in the decrease in postage and overall general office expenditures as the Company continues to analyze the needs of the Company and make the necessary cutbacks.

Consulting fees decreased approximately $566,000. This reduction is due to a decrease in consulting fees with KPI Direct, LLC, consultants, and Conversion Systems, consultants, whose services were used more in 2017 due to the PhotoMedex acquisition.

Exchange gain or loss increased by approximately $159,000 for the nine months ended September 30, 2018 over the prior nine months ended September 30, 2017. This increase is due to currency exchange differences primarily in the UK based on payments and collections in different currencies.

Selling and Marketing expenses for the nine months ended September 30, 2018 and 2017 are summarized below:

	September 30, 2018	September 30, 2017	Increase (Decrease)
Selling and Marketing:
Answering Service	$427,896	$469,484	$(41,588)
Customer Service	673,023	608,889	64,134
Merchant Fees	283,128	364,981	(81,853)
Internet Marketing	2,617,008	3,332,165	(715,157)
Media	5,211,560	5,577,611	(366,051)
Other Marketing	1,050,565	993,191	57,374
Total Selling and Marketing	$10,263,180	$11,346,321	$(1,083,141)

Total Selling and Marketing expenses decreased by approximately $1,083,000. In order to maximize efficiency and costs, media was decreased by $366,000. Internet marketing decreased by approximately $715,000 due to decreases in Facebook and Quantcast spending. Merchant fees decreased by approximately $82,000 due to the decrease in direct to consumer sales. Answering service also decreased due to the decrease in sales. Other marketing expenses increased by approximately $57,000 due to additional retail promotions in the UK including attendance at the Electric Beauty Conference and advertisement in the 2018 Gift Guide. Customer service also increased as a result to an increase in volume of customer calls related to new orders, as well as inquiries on previous purchased products.

Net Loss

Three Months Ended September 30, 2018 and 2017

We generated a net loss of approximately $1,294,000 and $387,000 for the three months ended September 30, 2018 and 2017, respectively. Interest expense, net of interest income, for the three months ended September 30, 2018 and 2017 totaled approximately $189,000 and $164,000, respectively primarily due to the long-term note secured with the LeoGroup Private Access, LLC, a significant shareholder hence a related party, in July 2017. During the three months ended September 30, 2018 and 2017, we recorded a tax provision of approximately $31,000 and $112,000, respectively based on the net profit in our UK entity.

Nine Months Ended September 30, 2018 and 2017

We generated a net loss of approximately $2,012,000 and $2,195,000 for the nine months ended September 30, 2018 and 2017, respectively. Interest expense, net of interest income, for the nine months ended September 30, 2018 and 2017 totaled approximately $513,000 and $215,000 primarily due to the long-term note secured with the LeoGroup Private Access, LLC, a significant shareholder hence a related party, in July 2017. During the three months ended September 30, 2018 and 2017, we recorded a tax provision of approximately $149,000 and $182,000, respectively based on the net profit in our UK entity.

Liquidity and Capital Resources

At September 30, 2018, we had approximately $583,000 in cash and cash equivalents compared to approximately $1,258,000 at December 31, 2017. Cash flow used in operating activities was approximately $347,000 for the nine months ended September 30, 2018 compared to cash flow used in operating activities of approximately $2,047,000 for the same period in 2017. The cash used in 2018 was primarily due to the decrease in sales which resulted in an increase in inventory of approximately $197,000 as more inventory was purchased than sold during this period and in prepaid expense by approximately $494,000 mainly for media purchased in advance for future airings.  This was offset by collections of accounts receivable resulting in a decrease in that balance by approximately $531,000. The cash used in operating activities in 2017 was primarily a result of the net loss recorded by the Company.

Cash flow used in investing activities was approximately $57,000 for the nine months ended September 30, 2018 compared to cash flow used in investing activities for the period in 2017 of approximately $5,171,000. During 2018, we paid approximately $57,000 for capital expenditures.

Cash flow used in financing activities was approximately $255,000 for the nine months ended September 30, 2018 compared to cash provided by financing activities of approximately $6,786,000 for the same period in 2017. We used $225,000 to pay-down the liability in connection with the DermaWand® asset purchase agreement during the nine months ended September 30, 2018 and made principal payments of approximately $508,000 toward the long-term debt to related party, LeoGroup Private Access, LLC. We also made payments of approximately $160,000 during the nine months ended September 30, 2018 to satisfy our 2017 minimum royalty payment for deferred considerations related to the Ermis Lab acquisition. This was offset by proceeds of $245,000 from the notes payable, and $403,000 for the issuance of preferred stock.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We had a net loss of approximately $2,012,000 for the nine months ended September 30, 2018 and negative cash flows from operating activities of approximately $347,000. In addition, we have an accumulated deficit of approximately $18,917,000 as of September 30, 2018. Additional financing will be required for the Company to successfully implement its long-term growth strategy. There can be no assurance that additional financing can be obtained on terms acceptable to the Company.

To increase profitability throughout the remainder of 2018 and 2019 and to maintain sufficient cash flow and liquidity, we continue to optimize media expenses to increase profitable sales, and have eliminated several positions within the Company throughout the year including our inhouse legal counsel position. We have also combined the marketing department with the operations team to improve internal efficiencies and decrease overhead costs. We continue to analyze our processes to determine where further overhead cost cutbacks can be made, and operations can be streamlined to further reduce expenditures

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is currently being addressed. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Internal Reorganization

Beginning April 15, 2018, our CEO, Kelvin Claney, agreed to an annual reduction of $100,000 from his base salary. The reduction does not affect Mr. Claney’s base salary for purpose of calculating compensation, in the event of employment termination. Due to a redundancy of duties, ICTV’s Marketing Department has been eliminated and its duties have been absorbed by the Operations Department and the Sales Department. We have also eliminated our in-house counsel as a salaried employee. We will also not be entering into any engagements with such counsel as a third-party legal service provider. ICTV has not renewed the lease for its additional rental space, therefore reducing its rent expense by approximately $3,000 per month. We anticipate that these reductions will not compromise our overall performance or efficiency.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Apart from the adoption of ASU 2014-09 (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report), there have been no changes to our critical accounting policies and estimates in the six months ended September 30, 2018. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2017, as filed with the Commission with our Annual Report form 10-K filed on May 31, 2018.

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

We carried out an evaluation as of September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

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

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2018:

ERP System Implementation

Our operations expanded significantly primarily due to the PhotoMedex and Ermis Labs acquisitions occurring in January 2017. As a result, we had not been able to establish the proper accounting and financial reporting oversight of such increased activity. The lack of a fully implemented enterprise resource planning system (“ERP”) contributed to the situation. During the fourth quarter of 2017, we implemented an ERP system; however, issues related to the implementation of the ERP system resulted in a delay in the financial statement close process, such as execution of certain financial statement controls, including timely account reconciliations, analysis and reviews, that had not operated as intended for all financial statement accounts. Due to the unanticipated delay, the ERP system implementation resulted in business and operational interruptions and have resulted in a material weakness in the financial statement close process as of December 31, 2017 and September 30, 2018. The system has been implemented, and policies and procedures have begun to be put in place to ensure timely and accurate financial statements for 2018. The system was used for all reporting and reconciliations for the nine months ended September 30, 2018.

Inventory

During the third and fourth quarter of 2017, an internal control material weakness surrounding the Company’s inventory accounts was noted. The material weakness was the result of substantial reliance on manual reporting processes and spreadsheets, in connection with the inventory acquired from PhotoMedex, which was external to the Company’s accounting system. Inventory acquired from PhotoMedex was accounted for by using a manual Excel spreadsheet, which did not properly account for inventory transferred to our primary warehouse and distribution center during the nine months ended September 30, 2017, resulting in quantities being recorded twice and overstating the consolidated inventory balance. There were also insufficient physical count processes and insufficient compensating detective controls in place to identify the error. Management discovered the overstatement during the six months ended June 30, 2017 and immediately restated its second quarter 2017 financial statements. These factors resulted in a material weakness in our inventory controls and procedures. The material weakness was still present at December 31, 2017 and September 30, 2018 due to delays in the implementation process of our ERP system. We have started the implementation of receiving the automatic feeds from the warehouse to the ERP system. All warehouses are scheduled to be complete for the closing of the fourth quarter 2018.

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

Technical Accounting

When recording complex or non-routine transactions, such as those involving the Company’s Series A Preferred Stock, the modification to previously issued stock options, and accounting for debt with embedded features, the Company did not maintain sufficient technical resources with an appropriate level of experience and training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the nature and complexity of financial reporting requirements to ensure transactions are appropriately accounted for in a timely manner.

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

Income Tax Study

With the acquisition of PhotoMedex in January of 2017, we have experienced material changes in our operations, in particular expanding our operations with foreign subsidiaries. Although we have currently engaged a third-party tax consultant to ensure tax compliance, we have not yet formalized our analysis and policies to address potential foreign tax exposures, specifically in the form of a transfer price study. The Company also experienced a significant change in ownership as a result of a private placement of common stock that occurred in January 2017. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards may be subject to annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. As of September 30, 2018, we have not updated our analysis and have not yet analyzed the potential impact of our recent equity financing on beneficial ownership. There has been no determination if the net operating loss carryforward of approximately $3,239,000, available prior to the equity financing, is subject to the Internal Revenue Code Section 382 limitation. These studies are currently ongoing, and a determination will be made upon completion. As a result, we have identified this as a material weakness.

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

Planned Remediation of Material Weaknesses in Internal Controls of our Financial Reporting

ERP

As noted above, we began to implement our ERP system on October 1, 2017. We have hired qualified team members and engaged external resources with significant prior experience with systems similar to our ERP system to provide additional capacity, analytical and functional capabilities, and cross-training. We plan to implement business process improvements that are anticipated to both strengthen controls governing management review and approvals and enable a more efficient and effective month end close. While the implementation process has caused unanticipated delays in our financial reporting, when fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weakness we have identified and strengthen our internal controls over financial reporting. As of September 30, 2018, the accounting functions in the system are fully functioning, and all financial reporting and reconciliations are being completed in the new system. We continue to evaluate the business needs of the system and establish the policies and procedures that will allows to utilize the system to its fullest potential.

Inventory

To remediate the Company’s material weakness surrounding its inventory accounts, we have implemented an ERP system and integrated accounting software that began to be implemented on October 1, 2017. Upon full implementation it is intended to eliminate the manual process controls currently in place that allowed the error to occur in the second quarter 2017. The new system, when fully implemented, will allow for real time tracking of inventory balances, greatly increasing controls around the balances on hand at any given time. This will allow us to reconcile our inventory to the third-party warehouse reports on a regular basis. As of September 30, 2018, all USA PhotoMedex finished devices inventory reside in our primary warehouse and distribution center, which now conducts pre-counts of inventory before each quarter end, as well as a year-end wall to wall inventory count, eliminating the likelihood and/or material impact of such an error reoccurring.

Revenue Recognition

To remediate the Company’s material weakness surrounding its financial reporting, the Company’s management has hired an experienced third-party accounting firm during the quarter ending December 31, 2017 to guide management in the gathering of data, review and implementation of ASC 606. The unanticipated delays caused by the ERP implementation also led to delays in completing the revenue recognition evaluation and implementation. Management intends to invest whatever time is necessary from both management and Company staff in order to work with the third-party accounting firm to ensure proper implementation of ASC 606. As of September 30, 2018, the Company fully adopted the standard, and management has begun to design controls to be put in place to adhere to this standard.

Technical Accounting

To effectively remediate this material weakness, the Company will seek sufficient third-party technical resources with an appropriate level of experience and training to assist with the accounting of complex, non-routine transactions in a timely manner. The Company has also engaged a third-party equity management software company to administer the Company’s stock options, stock grants, and all other stock related transactions, which we expect will be implemented in the fourth quarter. This third-party equity management software will assist the Company to more accurately and timely address stock option transactions.

Income Tax

Management intends to complete these studies during 2018 so as to reflect the results in our 2017 tax returns for each respective operation, both domestic and foreign, which will resolve the material weakness. As of September 30, 2018, a Statement of Work has been initiated to complete this study.

Technology Controls

As part of our remediation efforts, we are currently utilizing a third-party IT firm for normal processes and support. In addition to this third-party IT support, the Company has formally engaged ADEM Solutions in order to address the deficiencies and weaknesses. ADEM Solutions has been utilized to perform an assessment of our current information and technology environment and has prepared an action plan designed to resolve the Company’s material weakness by September 30, 2018 which includes implementation of Microsoft’s Office 365 suite includes Exchange Online, which is a hosted messaging application that provides organizations with access to the full-featured version of Exchange Server. It includes access to email, calendars, contacts and tasks for any endpoint device. We also implemented departmental and individual permissions for the shared drive on the file server. Lastly, reports regarding security concerns are now being generated and reviewed on a weekly basis. These controls will be reassessed to ensure there are no further deficiencies.

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

Along with the foregoing remediation actions and the changes described in the previous section, the Company adopted ASU 2014-09 (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report) effective January 1, 2018 and is in the process of implementing controls for financial reporting surrounding the implementation ASC 606.

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

On July 16, 2018, the Board of Directors authorized an amendment to the prior issuance of stock options granted to Tracey Kidd on June 21, 2018. The consulting agreement is being revised to provide an increase in the total options from 300,000 to 400,000. The additional 100,000 stock options was issued at an exercise price equal to the average closing price of the Company’s common stock over the ten trading days prior to the date of grant, which is deemed to be the fair market value of the Company’s common stock as of the date of grant. 50,000 of the additional 100,000 stock options vested immediately upon grant. The remaining 50,000 stock options will vest one year after the date of grant.

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

ICTV BRANDS INC.
Registrant

Date: November 19, 2018	By:	/s/ Kelvin Claney
	Name:	Kelvin Claney
	Title:	Chief Executive Officer

Date: November 19, 2018	By:	/s/ Ernest P. Kollias, Jr.
	Name:	Ernest P. Kollias, Jr.
	Title:	Chief Financial Officer